Form 10-K
period 1995-12-31
REGENCY AFFILIATES INC
filed 1996-04-01
CIK 99249

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

                X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995 COMMISSION FILE NO. 1-4766

                            REGENCY AFFILIATES, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                     72-0888772
           --------                                     ----------
   (State or other jurisdiction of                    (IRS Employer
   incorporation or organization)                 Identification Number)

    381 Robinwood Lane, Wheaton, IL                         60187
   --------------------------------------                   -----
  (Address of principal executive offices)                (Zip Code)

   10842 Old Mill Road, # 5, Omaha, Nebraska                68154
   -----------------------------------------                -----
  (Address of administrative offices)                     (Zip Code)

Registrant's Telephone Number (executive office), including Area Code:
(708-690-8684)

Registrant's Telephone Number (administrative office), including Area Code:
(402-330-8750)


          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:


                                                  Name of Each Exchange on Which
                                                  ------------------------------
     Title of Each Class                                   Registered
     -------------------                                   ----------

Common Stock, $0.40 Par Value                                 None


          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT.

              ________________________ None  _____________________
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   X                            No
                     -------                            -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   [ ]

The aggregate market value of voting stock held by nonaffiliates of the
registrant was $3,729,100   on December 31, 1995, which value has been computed
on the basis of $0.46 per share of Common Stock, the mean of the bid and asked price as reported on the bulletin board section of NASDAQ on December 29, 1995.

The number of shares outstanding of the registrant's $.40 Par Value Common Stock, as of December 31, 1995 was 11,166,537.


DOCUMENTS INCORPORATED BY REFERENCE (See Exhibit Listing).





           (The remainder of this page is intentionally left blank.)

                                   FORM 1O-K

                                     PART I

ITEM 1.  BUSINESS.

General development of business.

         Regency Affiliates, Inc. (the "Company" or "Regency" or the "Registrant") formerly Transcontinental Energy Corporation, was organized as a Delaware corporation in 1980 to be the successor to Transcontinental Oil Corporation which existed since 1947. In late 1984 and early 1985, the Company, all of its wholly-owned subsidiaries and twenty-one affiliated limited partnerships, commenced reorganization proceedings pursuant to Chapter 11 of the Bankruptcy Reform Act of 1978, as amended.

         Pursuant to two Plans of Reorganization which were completed December 31, 1987, all of the Company's assets, except for its ownership in Transcontinental Drilling Company, Inc. ("Drilling") and all of the obligations of the Company and of Drilling were transferred to a creditor liquidating trust. The Plans provided that the par value of the Company's Common Stock be increased from $.10 per share to $.40 per share and that a 1 for 4 reverse stock split be implemented. An additional 747,500 shares of Common Stock (approximately 20% of pro forma outstanding shares) were issued to the creditor's liquidating trust. In addition, the Company privately placed with a group of investors (the "Original Investors") in 1987 approximately 24% of the pro-forma outstanding shares of Common Stock of the Company.

         During the year ended December 31, 1988, the Company, through RegTransco, Inc. an 80% owned subsidiary ("RTI"), made two acquisitions. On June 3, 1988, RTI acquired all of the outstanding stock of Florida Truss, Inc., Gangnail of Palm Beach and Pinewood Lumber and Truss, Inc., collectively, Florida Truss, Inc. ("Florida Truss"), which was involved in the manufacture of wood trusses in the Fort Lauderdale and Palm Beach areas of Florida. In August, 1988, RTI acquired all of the outstanding stock of Willbanks Steel Corporation ("Willbanks"), a steel fabricator and service center with locations in Fort Worth and Houston, Texas and Albuquerque, New Mexico.

         In late 1988 and early 1989, the operating results of the two subsidiaries began to deteriorate rapidly due to economic conditions, and other matters affecting the Companies' operating areas. Management attempted to scale down operations, reorganize operating management and secure additional capital with only limited success resulting ultimately in the close down and liquidation of the Florida operations and a Chapter XI bankruptcy filing for the Willbanks' steel operations.

         As of April 15, 1992, the Willbanks Chapter XI proceedings had been consummated in so far as the Company was concerned with the Company turning over its stock investment in Willbanks to the Court and the creditors. In addition to the settlement in the Chapter XI proceedings, the Company also reached a settlement agreement with its senior lenders with respect to obligations, guarantees and other credit obligations incurred in connection with the acquisition of Willbanks and its operations. These senior lender settlements, which settlements also included credit obligations with respect to the liquidation of the Florida Truss operations, resulted in the issuance by the Company of a new series of preferred stock. The new series of preferred stock (Series B) was limited to and issued only to the two senior lenders, Washington Square Capital, Inc. and Cargill Financial Services Corporation.

         During 1990 the Company executed a stock subscription agreement with an investor group for the sale of newly issued shares of the Company's Common Stock (approximately 44% of the then outstanding shares on a fully diluted basis). As a condition of the consummation of this transaction, the Company was required to restructure its then capital structure. Agreements were consummated with various financial groups and creditors as their interests were affected by the capital restructuring. The transaction documents (which documents included, among other things, a Promissory Note payable to the Company in the amount of $4,400,000, executed by a nominee of the investor group) were closed to escrow on July 13, 1990.

         On July 25, 1990, the nominee of the investor group notified the Company that in the investor group's opinion there had been a material adverse change in the Company after July 13, 1990 and accordingly they were withdrawing their investment, and the transaction terminated.

         The Company made further attempts to close the transaction but was unsuccessful in its efforts. The Company, through early 1991, attempted to solicit other possible investors to take the place of the investor group. It became apparent that the Company's heavy debt capital structure, even after the restructuring for the transaction, and the Willbanks' bankruptcy filing, continued to be a deterrent to finding another investor group. Due to the lack of financial resources, and the likelihood that a transaction probably could not be consummated given the present financial condition of the Company, the Company announced in early 1991 that it probably would be unable to continue as a going concern.

         In late March of 1991, at the request of the Company, certain of the Original Investors who had participated in a 1987 private placement agreed to provide certain limited funding in an attempt to preserve the Company's going concern status. These investors engaged the firm L.J. Horbach & Associates, of which Larry J. Horbach is a principal of such firm, to review the financial condition of the Company and prepare a plan to completely restructure the Company ("The Restructuring Plan") and to attempt to locate a business combination partner who could return the Company to a profitable operating status and who could succeed to control of the Company upon completion of the restructuring. Mr. Horbach had tendered his resignation as an officer and director of the Company as part of the 1990 transaction discussed earlier.

         The Restructuring Plan, which was submitted to all of the Original Investors who had participated in the 1987 private placement, included the following in general terms:

Objective -

         (i) Elimination of all obligations and guarantees of the Company through a formal compromise and settlement outside of a bankruptcy filing proceeding.

         (ii) Preservation of the Company's two primary economic assets, its public shareholder base and its $50,000,000 plus net operating loss carry forward.

         (iii) Reinstatement of the Company into good standing with the various regulatory agencies.

         (iv) Location of a possible business combination partner who would be able to succeed to control of the Company and be able to utilize the net operating loss carry forward, thus creating value for the Company's common shareholders.

Obligations Restructuring -

         (i) The creditors were segregated by classes including, but not limited to: the senior lenders; regulatory, "going concern" and "good standing"; general unsecured creditors; and the Willbanks Steel Corporation Chapter XI bankruptcy filing in so far as the Company was affected by such filing.

         (ii) The creditors were asked to compromise and settle the amounts due from Regency by continuing to honor the settlements (as outlined in the Company's 1989 Form 10-K) reached with the Company in connection with the 1990 transaction and to exchange the remaining portions of their obligations for common and/or preferred equity of Regency.

         (iii) Certain creditors, in addition to the above, were asked to forgive portions of their obligations and the interest accrued and accruing with respect thereto.

         Funding to implement the Restructuring Plan was provided by certain investors and creditors who subscribed to an offering of $400,000 of 11% Restructuring Serial Promissory Notes (the "Restructuring Notes") issued by the Company. In addition, the investors who participated in the Restructuring and subscription for the Restructuring Notes held 260,037 shares of Series A Preferred Stock which was convertible into approximately 1,381,000 shares of common. In contemplation of the National Resource Development Corporation transaction herein described (the "1993 Transaction"), the investors converted the Series A preferred stock.

         The Registrant entered into an Agreement for Acquisition dated December 12, 1992 (the "1992 Agreement") with National Resource Development Corporation (Delaware) of Iron Mountain, Michigan and affiliated companies.
The Agreement provided for the acquisition of 80% of the outstanding stock of National Resource Development Corporation (Delaware) in exchange for securities of the Registrant and its subsidiary. National Resource Development Corporation (Delaware) was the owner of 75 million short tons of previously quarried and piled aggregate rock located at the site of the Groveland Mine in Iron Mountain, Michigan (the "Aggregate"). Under the 1992 Agreement, the following securities were to be issued by Regency and its wholly owned subsidiary:

         (i) 888,500 newly issued shares of Regency's participating, non voting, cumulative, senior preferred stock with a stated value of $10.00 per share and carrying a contingent conversion right (Series-C).

         (ii) $11,120,000 of 9% secured promissory notes, comprised of $5,560,000 of adjustable convertible notes of Regency, and $5,560,000 of 5-year amortized notes of Regency's wholly owned subsidiary.

         (iii)   2,700,000 shares of Regency Common Stock.

         The 1992 Agreement provided that if it was not closed by December 31, 1992, it would become null and void. While the parties informally extended the closing deadline, the transaction was unable to close in a timely fashion. The Registrant continued negotiations with National Resource Development Corporation (Delaware) and its affiliated companies ending in a second Acquisition Agreement in June 1993.

         On June 4, 1993, the Company entered into an Acquisition Agreement with Statesman Group, Inc., a Bahamian international business corporation ("Statesman"), and National Resource Development Corporation (Delaware) (the "Acquisition Agreement"), which provided for Statesman or its nominees to acquire 2,975,000 shares of the Company's $0.40 par value Common Stock, 208,850 shares of the Company's Cumulative $100 Series-C Preferred stock and 20% of the outstanding shares of Transcontinental Drilling Co., a subsidiary of the Company. Statesman undertook to deliver to the Company 80% of the issued and outstanding common shares of National Resource Development Corporation (Delaware).

         The scheduled closing of July 6, 1993 under the Acquisition Agreement was deferred to July 7, 1993. At that time various modifications were made to the June 4, 1993 Acquisition Agreement, including the substitution of National Resource Development Corporation ("NRDC"), a Nevada corporation formed on June 29, 1993 for National Resource Development Corporation (Delaware), which newly formed corporation was wholly owned by Statesman and acquired title to the Aggregate. On July 7, 1993, 2,975,000 shares of the Company's Common Stock, 208,850 shares of the Company's Cumulative $100 Series-C Preferred stock and 20% of the outstanding shares of Transcontinental Drilling Co. were delivered to Statesman. Statesman has the right to transfer some or all of these shares to its nominees. Immediately following the closing, the Company had outstanding 10,336,997 common shares outstanding of which those issued to Statesman represented approximately 28.8%. On July 7, 1993, Statesman designated eight (8) persons to fill existing vacancies on the Board of Directors of the Company. Statesman designated Edward G. Harshfield, Donald A. Saviano, Stephanie Carey, Craig R. Grossman, Robert L. Brock, William R. Ponsoldt, Jr., Martin J. Craffey and Pamlyn Kelly, Ph.D. The appointments were made by the sole acting director to fill the vacancies until their successors are duly elected and qualified. Mr. Larry J. Horbach remained a director and became interim Secretary and Treasurer until his resignation effective February 15, 1994. On November 16, 1994, Mr. Horbach rejoined the Board of Directors of Regency Affiliates, Inc. when he was again appointed to fill an existing vacancy.

         Statesman, in addition to receiving the rights to 28.8% of the Company's Common Stock in the 1993 Transaction, received irrevocable proxies over 855,991 shares of Regency's $0.40 par value Common Stock which, when combined with the 2,644,710 shares of Regency Common Stock owned directly by Statesman as of December 31, 1995, entitled Statesman to vote a total of 3,500,701 shares, or approximately 31.3% of the 11,166,537 outstanding shares as of December 31, 1995.


PRINCIPAL PRODUCTS AND RELATED INFORMATION

         Reference is made to Item 1 herein. As the Florida Truss operations were closed and liquidated, and the Company turned over its investment in Willbanks within the Willbanks bankruptcy proceedings to the creditors and does not plan to own and operate the businesses in the future, additional disclosure concerning them would not be meaningful.

                                      NRDC

         NRDC has as its sole asset 75 million short tons of previously quarried and stock piled rock located at the site of the Groveland Mine in Dickinson County, Michigan. During the year ended December 31, 1995, NRDC made only casual sales of Aggregate, and, since NRDC lacks any liquid assets to support marketing efforts, there can be no assurance that NRDC will be able to secure material sales of the Aggregate in the future.

         Aggregate is primarily sold for railroad ballast, road construction, construction along shore lines and decorative uses. The market for aggregate stone is highly competitive and, as shipping costs are high, the majority of sales, if any, can be anticipated to be made locally. Other companies that produce rock and aggregate products are located in the same region as the Groveland Mine. Many of the competitors will have greater financial and personnel resources than the Company. As a consequence, there can be no assurance that NRDC will be able to consummate sales of material amounts of its Aggregate.

           SECURITY LAND AND DEVELOPMENT COMPANY LIMITED PARTNERSHIP

         On November 18, 1994, Regency Affiliates, Inc. acquired a limited partnership interest in Security Land And Development Company Limited Partnership (the "Partnership") for an equity investment of $350,000, which investment was used to pay brokerage fees related to Regency's purchase of its interest in the Partnership. Regency has no obligation to make any further capital contribution to the Partnership. The Partnership owns the 34.3 acre complex at 1500 Woodlawn Drive, Woodlawn, MD containing the Security West Buildings consisting of a two-story office building and a connected six-story office tower occupied by the United States Social Security Administration Office of Disability and International Operations under a nine year lease expiring October 31, 2003 (the "Lease"). The buildings have a net rentable area of approximately 717,011 square feet. The construction of the Security West Buildings was completed in 1972 and the building has been occupied by the Social Security Administration since 1972 under prior leases between the U.S. Government and the Partnership.

         During 1994, the Partnership completed the placement of a $56,450,000 non-recourse project note, due November 15, 2003, issued by the Partnership. The placement of the project note was undertaken by the issuance of 7.90% certificates of participation and was underwritten by Dillon Read & Co., Inc. The net proceeds received from the sale of the certificates have or are being used to refinance existing debt of the Partnership related to the project, to finance certain alterations to the project by the Partnership, to fund certain reserves and to pay costs of the project note issue. The project note is a non-recourse obligation of the Partnership and is payable solely from the Lease payments from the U.S. Government, which rental payments under the Lease are not subject to annual appropriation by the United States Congress and accordingly, the obligations to make such payments are unconditional general obligations of the government backed by the full faith and credit of the United States. The payments under the Lease consist of base rent, maintenance rent, additional base rent, additional maintenance rent and the government tax reimbursement amount. The base rent, maintenance rent and additional base rent are fixed amounts and are not subject to adjustment. The base rent and the additional base rent together constitute the finance rent, which will be utilized to pay principal and interest on the project note, certain real estate taxes and costs of insurance and other reserves.

         The terms of the Security Land And Development Company Limited Partnership Agreement (as amended) and the project note (which note will be fully amortized over the term of the lease) call for Regency Affiliates, Inc. to be allocated 95% of the profits and losses of the Partnership until October 31, 2003, and 50% thereafter. Regency is to receive certain limited cash flow after debt service, and a contingent equity build-up depending upon the value of the project upon termination of the Lease.

          The transaction with Security Land And Development Company Limited Partnership provides for the Company to receive management fees equaling $100,000 per annum, which funds should be available as working capital.

         As of December 31, 1995, Regency Affiliates, Inc. had as its sole employees, Pamlyn Kelly, Ph.D., the Company's President and Eunice M. Antosh, the Company's Secretary. Both were employed by the Company on a part time basis. Dr. Kelly was elected as the Company's interim President following the resignation of Craig R. Grossman and has focused her efforts on the search for a chief executive officer. Dr. Kelly resigned on February 1, 1996 in connection with the election on that date of Gary K. Nuttall as President of Regency Affiliates, Inc.

         Financial information about industry segment & Narrative description of business.

         Because of Regency Affiliates, Inc.'s lack of operations during the last three fiscal years, information about industry segments is not provided.


ITEM 2.  PROPERTIES

         As of December 31, 1995, NRDC owned approximately 75 million short tons of Aggregate located at the site of the Groveland Mine in Dickinson County, Michigan. The Groveland Mine is an iron ore mine that was shut down in 1981 by a former owner and operator, M.A. Hanna Company. The mine was acquired by International Aggregate Corporation in December, 1989. Subsequent thereto, International Aggregate Corporation transferred title to the Aggregate to National Resource Development Corporation (Delaware), NRDC's predecessor.

         The 75 million short tons of Aggregate is commingled with other aggregate not owned by NRDC and is rock that was separated from iron ore during previous mining operations. The ownership of the Aggregate is subject to a Royalty Agreement between North American Demolition Company (International Aggregate Corporation's predecessor in title) and M.A. Hanna Company dated December 22, 1989, as amended, which requires the payment of certain royalties to M.A. Hanna Company upon sales of Aggregate. The Aggregate has been pledged to secure loans made to Regency Affiliates, Inc. by Statesman Group, Inc. and to secure repayment of certain Zero Coupon Non-Recourse Secured Bonds due January 1, 2002 issued by National Resource Development Corporation (Delaware). At December 31, 1995, Bonds having a face value at maturity of $542,000 had been issued by National Resource Development Corporation (Delaware). While a general market for aggregate exists, the Company currently lacks the resources required to make sales of material amounts of the aggregate.

         Reference is made to Item 1, Business, page 3 of this report, for a description of the Security West Building at 1500 Woodlawn Drive, Woodlawn, MD, which property is owned by Security Land And Development Company Limited Partnership.


ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company is a party.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to the vote of security holders during the quarter ending December 31, 1995.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS'
MATTERS

         Market information.

         Regency's Common Stock is traded in the over-the-counter market on the bulletin board section of NASDAQ. The following table sets forth the high and low bid prices for each calendar quarter during the last two fiscal years of the Company. The bid quotations represent interdealer prices and do not include retail markups, mark-downs or commissions. The prices indicated may not reflect the actual market for substantial quantities of the Company's Common Stock. As of December 31, 1995, Regency estimated that the outstanding shares were held by an estimated 4,000 shareholders.


         Year Ended
         ----------                        ($)                      ($)
         December 31, 1994                 High                     Low
                                           ----                     ---

         First Quarter                     13/16                    1/8
         Second Quarter                    7/16                     1/8
         Third Quarter                     11/16                    1/8
         Fourth Quarter                    3/4                      1/4


         Year Ended
         ----------                        ($)                      ($)
         December 31, 1995                 High                     Low
                                           ----                     ---

         First Quarter                     11/16                    1/4
         Second Quarter                    9/16                     1/4
         Third Quarter                     7/16                     1/8
         Fourth Quarter                    13/32                    1/8

         The Company has not paid or declared cash dividends on its Common Stock during the last two fiscal years of the since the Company has had inadequate earnings and resources to fund the payment of cash dividends on its Common Stock. The Company has no present intention to pay cash dividends on its Common Stock in the future.

         In early 1990, Continental Illinois National Bank & Trust of Chicago ("Continental") resigned as the Company's registrar and transfer agent because of the Company's inability to pay Continental for services performed. The records were forwarded to the Company and the Company has since assumed the record keeping responsibility until such time as the Company has the funds to secure the services of an independant transfer agent. As of December 31, 1995, and the date of this report, such record keeping services were provided to the Company by L.J. Horbach & Associates. On February 7, 1995, Regency Affiliates, Inc. entered into an agreement with L.J. Horbach & Associates, Inc. pursuant to which L.J. Horbach & Associates, Inc. will provide certain administrative services to the Company for a monthly fee of $3,000, including but not limited to accounting and stock transfer record keeping. L.J. Horbach & Associates, Inc. is wholly owned by Larry J. Horbach, a member of the Board of Directors of the Company.

         Securities of the registrant.

         As of February 9, 1995, Regency Affiliates, Inc. had placed 57 Units of a $350,000 minimum, $800,000 maximum offering of the Company's Cumulative Convertible $100 Series-E Preferred Stock and $0.40 p.v. Common Stock. The securities were offered in 80 Units consisting of 88.5 shares in Cumulative Convertible $100 Series-E Preferred Stock and 6,000 shares of the Common Stock to accredited investors as defined in Regulation D for a cost of $10,000 per unit. The proceeds of the offering were used to cover operating cash flow deficits. Statesman Group, Inc. converted $20,000 of the debt owing to it by the Company into two Units as part of the offering.



VOTING $0.40 PAR VALUE COMMON

         Regency Affiliates, Inc. has authorized 25,000,000 shares of its voting $0.40 p.v. Common Stock. Holders of the Common Stock are entitled to one vote per share on matters submitted to shareholders for approval or upon the election of directors.

CUMULATIVE CONVERTIBLE 7% PREFERRED $10 STATED VALUE SERIES-A STOCK - $0.10 PAR VALUE

         All of the authorized, issued and outstanding shares of the Series-A Preferred Stock were converted into 1,380,796 shares of the Company's $0.40 p.v. Common Stock prior to the 1993 Transaction.

CUMULATIVE CONTINGENT CONVERTIBLE PREFERRED $10 STATED VALUE SERIES-B STOCK - $0.10 PAR VALUE

         By agreement and in settlement of the Senior Lenders' obligations as part of the Company's Restructuring Plan, 212,747 shares of the Series-B Preferred Stock were issued to Washington Square Capital and 158,000 shares to Cargill Financial Services. Such shares (370,747 in the aggregate) represent 100% of the shares of Series-B authorized, issued and outstanding. Semi-annual dividend periods commence on the 24th month from the consummation of an "Initial Business Combination", as defined in the Certificate of Designation for the Series-B Preferred Stock, and accrue for a period of 35 months without cash payment. Dividends accrue at the rate of 6% per annum. The holders of the Series-B Preferred Stock hold contingent rights to convert into Common Stock exercisable on the earlier of the date that the Company (and its tax consolidated subsidiaries) has accumulated consolidated taxable earnings of $55 Million, or the date that at least 80% in value of any convertible securities of the Company, as adjusted in certain circumstances, issued in the Initial Business Combination are retired or converted by the holders thereof. The Series-B shares carry a preference upon liquidation. Except in limited circumstances, the Series-B shares carry no voting rights. The Company has the right to redeem the Series-B Preferred Stock, at any time.

CUMULATIVE SENIOR PREFERRED $100 STATED VALUE SERIES-C STOCK - $0.10 PAR VALUE

         On July 7, 1993, 208,850 shares of the Company's Cumulative Senior Preferred $100 Series-C Stock were delivered to Statesman Group, Inc. as part
of the 1993 Transaction.   Such shares represent 100% of the  issued and
outstanding Series-C shares. 210,000 shares of the Series-C Preferred Stock are authorized. Quarterly dividend periods commenced on September 30, 1993 and quarterly dividends per share are equal to 20%, not to exceed $500,000, of the annual after tax earnings of NRDC, divided by the number of shares outstanding. During the fiscal year ending December 31, 1995, with the consent of the holder of the Series-C Preferred Stock, the contingent rights to convert the Series-C Preferred Stock into Common Stock were eliminated. The Series-C shares carry a preference upon liquidation. Except in limited circumstances, the Series-C shares carry no voting rights. The Company has the right to redeem the Series-C Preferred Stock, at any time.

CUMULATIVE CONTINGENT CONVERTIBLE JUNIOR PREFERRED $10 STATED VALUE SERIES-D STOCK - $0.10 PAR VALUE

         The Series-D junior preferred shares were issued in exchange for the serial restructuring promissory notes issued as part of Company's Restructuring Plan. The total issued was 25,694 shares and was required by the Acquisition Agreement as a condition to closing. 26,000 shares of the Series-D Preferred Stock are authorized. Annual dividend periods commenced on January 1, 1993. Dividends accrue at the rate of 7% per annum. The holders of the Series-D Preferred Stock hold contingent rights to convert into Common Stock, but can not convert until the Series-C Preferred Stock has been converted into Common Stock, or with the consent of a majority of the holders of the Series-C Preferred Stock. The Series-D shares carry a preference upon liquidation. Except in limited circumstances, the Series-D shares carry no voting rights. The Company has the right to redeem the Series-D Preferred Stock, at any time.

SERIES-E CUMULATIVE CONVERTIBLE PREFERRED STOCK - $100 STATED VALUE - $0.10 PAR VALUE

         Quarterly dividends on the Series-E Preferred Stock are cumulative from the dates of original issue and are payable in cash or accrued at the option of the Company. The Series-E Preferred Stock carries the right to receive an annual dividend of $12.50 per share. Subject to certain conditions, the Series-E Preferred Stock must be redeemed by the Company commencing on the fifth anniversary from the date of issuance. At any time after the second anniversary of the date of issuance, the Company may redeem the shares at their stated value plus accrued and unpaid dividends. Holders of the Series-E Preferred Stock, commencing on the second anniversary of the date of issuance, have the right to convert their shares into a number of shares of Common Stock of the Company determined by dividing $1,000, plus accrued and unpaid dividends, by a figure equal to 88% of the average bid price for Common Stock for the 90 days previous to the date the Series-E stock is surrendered for conversion. Redemption of the Series-E shares by the Company will terminate the conversion rights. The Series-E shares carry a preference upon liquidation. Except in limited circumstances, the Series-E shares carry no voting rights. As of December 31, 1995, 5,044.5 shares of the Series-E Preferred Stock had been issued and remained outstanding.

REGTRANSCO, INC. OWNERSHIP

         RegTransco, Inc. (RTI) has two classes of outstanding common stock, Class A and Class B. There are 20,000 shares of Class A common stock outstanding, all of which are owned by Drilling (a wholly owned subsidiary of Regency Affiliates, Inc.). Five thousand (5,000) shares of Class B common stock were issued to the Original Investors who financed the Company's Chapter XI filing in 1986 and 1987 and represented 20% of the voting power of RTI's outstanding common stock. As part of the Restructuring Plan, the holders of the Class B stock returned their 20% interest as a group to RTI. RTI's Class A and Class B common stock are equal to each other in all respects except dividend preference. Holders of shares of Class A and Class B common stock are entitled to one vote per share in the election of directors.

TRANS CONTINENTAL DRILLING COMPANY OWNERSHIP

         As part of the 1993 Transaction, Drilling issued sufficient shares to transfer 20% of the issued and outstanding stock of Drilling to Statesman Group, Inc. The remainder (80%) is owned by Regency Affiliates, Inc.

NRDC

         As part of the 1993 Transaction, Regency Affiliates, Inc. acquired 80% of the issued and outstanding stock of NRDC. The remainder (20%) is owned by Statesman Group, Inc.

ITEM 6.  SELECTED FINANCIAL DATA.

                                           1995            1994           1993             1992            1991
                                           ----            ----           ----             ----            ----

 REVENUES                                $2,597          $5,125             $0               $0              $0

 INCOME FROM EQUITY INVESTMENT
 IN PARTNERSHIP                       3,718,056         100,000              0                0               0

 LOSS FROM LIQUIDATION OF
 DISCONTINUED OPERATIONS                      0               0              0                0       (997,555)

 EXTRAORDINARY GAIN FROM DEBT
 RESTRUCTURING                                0               0              0           78,000      10,599,302

 NET INCOME (LOSS)                    3,298,589       (102,541)      (121,789)         (50,568)       9,526,556

 INCOME (LOSS) FROM CONTINUING
 OPERATIONS PER SHARE                      0.29          (0.01)         (0.01)           (0.03)          (0.02)

 EXTRAORDINARY GAIN PER SHARE                 0               0              0             0.02            2.23

 NET INCOME (LOSS) PER SHARE
 (PRIMARY)                                 0.29          (0.01)         (0.01)           (0.01)            2.00

 NET INCOME (LOSS) PER SHARE
 (FULLY DILUTED)                           0.09          (0.01)         (0.01)           (0.01)            2.00

 TOTAL ASSETS                         4,980,148       1,473,832        853,922               93           6,531

 LONG-TERM DEBT & REDEEMABLE            691,254         557,954        272,100                0         372,300
 PREFERRED STOCK

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The Company may, from time to time, issue forward looking statements, including, but not limited to the statements of future economic performance contained in Item 7 of this Report, or elsewhere herein. Such forward looking statements, whether contained in this report on Form 10-K, or elsewhere, are subject to the following factors that could cause actual results to differ materially from those contained in the forward looking statements:

         (i) The Company suffers from a severe lack of liquidity and its ability to remain a going concern is dependent upon the Company's ability to continue to raise working capital from its shareholders, or from the sale of its assets or securities or from the proceeds of outside financing.

         (ii) The Company lacks the necessary infrastructure at the site of the Groveland Mine, and the capital necessary to place such infrastructure in place, in order to permit the company to make more than casual sales of the Aggregate.

         (iii) The Company's lack of operations render the Company dependant upon the investment in Security Land And Development Company Limited Partnership for a material portion of its cash flow and for a material portion of its reportable income.

         (iv) The investment activities of the Company do not, in and of themselves, generate sufficient cash flow to permit the Company to continue as a going concern.

         (v) An unsecured default in the Lease or sudden catastrophe to the Security West Building from uninsured acts of God or war could have a materially adverse impact upon the Company's investment in Security Land And Development Company Limited Partnership.


         Liquidity and Capital Resources.


         In the last quarter of 1994, Regency Affiliates, Inc. commenced a private placement of its Cumulative Convertible $100 Series-E Preferred Stock and $0.40 p.v. Common Stock (the "Private Placement") in a transaction reported on Form D, Notice of Sale of Securities Pursuant To Regulation D, filed with the Securities and Exchange Commission on November 23, 1994, the contents of which are incorporated herein by reference thereto. As of February 9, 1995, the most recent sale under the Private Placement, Regency Affiliates, Inc. had placed 57 Units ($570,000) of the $350,000 minimum, $800,000 maximum offering. The securities were offered in 80 Units, each consisting of 88.5 shares in Cumulative Convertible $100 Series-E Preferred Stock and 6,000 shares of the Common Stock, to accredited investors as defined in Regulation D for a cost of $10,000 per unit. The proceeds of the offering were used for to cover negative operating cash flows. Because of the restatement of the acquisition cost of NRDC reported in the Company's report on Form 10-K for the year ending December 31, 1994, management has determined to offer rescission to certain of the purchasers in the Private Placement. Management believes there is no substantial likelihood that the offerees will exercise rescission because the restatement does not result from a change in the fair market value of the Aggregate. However, should all of the offerees exercise the right of rescission, the Company would have inadequate cash resources to pay them in full.

         The investment in Security Land And Development Company Limited Partnership should provide the Company with management fees of at least $100,000 per annum until 2003. In the fiscal year ending December 31, 1995, the Company's income from its equity investment in the Partnership was $3,718,056.

         Despite the cash flow from the Partnership and the working capital raised by the Private Placement, the Company continues to suffer from a relative lack of liquidity and capital resources. Gary K. Nuttall, who was elected as the Company's President on February 1, 1996, is, in large part, focusing his efforts on obtaining a financing to be secured by the Company's investment in Security Land And Development Company Limited Partnership. While preliminary negotiations have been favorable and the board of directors of a potential lender has given its approval to a loan to the Company, neither due diligence nor definitive loan agreements have been concluded, and there can be no assurance that the contemplated transaction will be consummated.

         Regency Affiliates, Inc. is continuing to explore opportunities for the acquisition of companies with operations that will provide additional liquidity and cash flow. The Company anticipates that such acquisitions would be financed by borrowings secured by the assets acquired and by the Company's investment in Security Land And Development Company Limited Partnership. The Company is also continuing to explore transactions which would utilize the Company's uncommitted and remaining net operating losses. There can be no assurances that any such acquisitions or transactions will come to fruition.

         As part of the 1993 Transaction with NRDC, the Company received a working capital loan of $100,000 from Statesman Group, Inc., which loan matured on July 7, 1995 and carries a 10% interest obligation payable quarterly in arrears. Statesman has agreed to extend the maturity of its loan beyond 1995, to a date yet to be determined. During 1994, the Company paid Statesman $15,509.22 in interest and $97,464.32 in principal, bringing the loans current as of December 31, 1994. As of December 31, 1995, the Company had a principal balance outstanding on notes payable to Statesman of $80,000.

         Results of Operations.

         The operations of Regency Affiliates, Inc. and its subsidiaries in 1995 were limited to casual sales of Aggregate (less than $3,000) and the Company's ongoing effort to secure acquisitions and/or business combinations to provide the Company with material operations and cash flow.

         SFAS 121.

         In March 1995, the Financial Accounting Standards Board issued a new standard (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The Company intends to adopt SFAS 121 in the first quarter of 1996. The Company does not believe its adoption will have a material effect on the Company's financial position or results of operation.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Company, as a result of its financial condition, did not have funds to have timely audits conducted for the years ended December 31, 1990, 1991 and 1992. The report of independent accountants with respect to the 1989 financial statements contained a qualification with respect to adjustments that might result in the event that the Company were unable to continue as a going concern. On November 5, 1993, R.L. Quint & Co. issued its independent auditor's report for the years ended December 31, 1990, 1991 and 1992. Because as of December 31, 1992, the Company had an excess of liabilities over assets and had no revenue producing activities, the auditors reported substantial doubt about the Company's ability to continue as a going concern. The auditors' report for the year ended December 31, 1993 also expressed substantial doubt about the Company's ability to continue as a going concern because of the Company's continued lack of revenue producing activities and working capital.

         The following pages contain the Financial Statements and supplementary data required by Item 8 of Part II of Form 10-K for the year ending December 31, 1995.




           (The remainder of this page is intentionally left blank.)

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                       1995 CONSOLIDATED FINANCIAL REPORT

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                                    CONTENTS



______________________________________________________________________________

                                                                Page


AUDITORS' REPORT                                                F-3

FINANCIAL STATEMENTS
    Consolidated balance sheets                               F-4 - F-5
    Consolidated statements of operations                       F-6
    Consolidated statements of shareholders' equity             F-7
    Consolidated statements of cash flows                       F-8
    Notes to consolidated financial statements                F-9 - F-20

                          Independent Auditors' Report
                          ----------------------------

Shareholders and Board of Directors
Regency Affiliates, Inc.
Wheaton, Illinois

     We have audited the accompanying consolidated balance sheets of Regency Affiliates, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We did not audit the 1995 financial statements of Security Land and Development Company Limited Partnership, the investment in which is reflected in the accompanying financial statements using the equity method of accounting. The investment in this partnership represents 82% of consolidated total assets as of December 31, 1995 and 100% of the income from equity investment in partnership for the year ended December 31, 1995. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the 1995 amounts included for Security Land and Development Company Limited Partnership, is based solely on the reports of such other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regency Affiliates, Inc. and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

     As described in Note 14 to the consolidated financial statements, the Company's management determined that its 1993 acquisition of National Resource Development Corporation was improperly accounted for. The correction of the error was treated as a prior period adjustment and the 1993 year end balances of certain assets, liabilities and equity accounts were, therefore, restated.


                           HAUSSER + TAYLOR
Cleveland, Ohio
March 26, 1996

                      REGENCY AFFLIATES, INC. SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1995 and 1994
                           --------------------------


                  ASSETS                                                  1995           1994
                  ------                                                  ----           ----
CURRENT ASSETS
         Cash                                                      $      39,689    $    150,027
         Accounts receivable                                               2,691           2,129
                                                                    ------------    ------------
                  Total current assets                                    42,380         152,156

OTHER ASSETS
         Investment in partnership                                     4,068,056         450,000
         Inventory                                                       850,000         850,000
         Other                                                            19,712          21,676
                                                                    ------------    ------------
                                                                       4,937,768       1,321,676






                                                                    ------------    ------------
                                                                   $   4,980,148   $   1,473,832
                                                                    ============    ============






  The accompanying notes are an integral part of these financial statements.


                                             REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                                                    CONSOLIDATED BALANCE SHEETS

                                                    December 31, 1995 and 1994
                                                    --------------------------

                                                                                           1995             1994
                                                                                           ----             ----
                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------
CURRENT LIABILITIES
  Note payable                                                                       $         -       $   300,000
  Notes payable - related party                                                           80,000           105,800
  Accounts payable                                                                        95,980            73,382
  Accrued expenses                                                                        79,816             5,705
                                                                                     -----------       -----------
            Total current liabilities                                                    255,796           484,887

LONG-TERM DEBT                                                                           323,000           296,500

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                           106,449           111,391

SERIAL PREFERRED STOCK SUBJECT TO MANDATORY
  REDEMPTION (liquidation preference and redemption
    value, $504,400 and $309,700 in 1995 and 1994, respectively)                         368,254           261,454

SHAREHOLDERS' EQUITY
  Serial preferred stock not subject to mandatory redemption
     (maximum liquidation preference, $24,903,368 and
     $24,885,382 in 1995 and 1994, respectively)                                       1,052,988         1,052,988
  Common stock, par value $.40, authorized 25,000,000 shares issued and outstanding 11,166,537 and 10,524,537 shares
     in 1995 and 1994, respectively (net of 22,460 treasury shares)                    4,456,308         4,199,508
  Additional paid-in capital                                                             140,000                 -
  Readjustment resulting from quasi-reorganization at
     December 31, 1987                                                                (1,670,596)       (1,670,596)
  Accumulated deficit                                                                    (52,051)       (3,262,300)
                                                                                     -----------       -----------
            Total shareholders' equity                                                 3,926,649           319,600
                                                                                     -----------       -----------
                                                                                     $ 4,980,148       $ 1,473,832
                                                                                     ===========       ===========


                            The accompanying notes are an integral part of these financial statements.


                                             REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Years Ended December 31, 1995 and 1994
                                              --------------------------------------
                                                                                          1995            1994
                                                                                          ----            ----

NET SALES                                                                             $    2,597       $   5,125

OPERATING EXPENSES
         General and administrative expenses                                             311,611         166,213
         Interest expense                                                                 45,395          45,329
                                                                                      ----------       ---------
                                                                                         357,006         211,542
                                                                                      ----------       ---------

LOSS FROM OPERATIONS                                                                    (354,409)       (206,417)

INCOME FROM EQUITY INVESTMENT IN PARTNERSHIP                                           3,718,056         100,000
                                                                                      ----------       ---------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE
         AND MINORITY INTEREST                                                         3,363,647        (106,417)

INCOME TAX EXPENSE                                                                        70,000               -

MINORITY INTEREST                                                                          4,942           3,876
                                                                                      ----------       ---------

NET INCOME (LOSS)                                                                     $3,298,589       $(102,541)
                                                                                      ==========       =========


NET INCOME (LOSS) ATTRIBUTABLE
         TO COMMON SHAREHOLDERS
         [after paid or accrued preferred stock dividends of
         $78,526 and $17,986 in 1995 and 1994, respectively, and
         preferred stock accretion of $27,800 in 1995]                                $3,192,263       $(120,527)
                                                                                      ==========       =========


NET INCOME (LOSS) PER COMMON SHARE:
         PRIMARY                                                                      $     0.29       $   (0.01)
                                                                                      ==========       =========

         FULLY DILUTED                                                                $     0.09       $   (0.01)
                                                                                      ==========       =========

                            The accompanying notes are an integral part of these financial statements.

                                                                F-6

                                             REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATMENTS OF SHAREHOLDERS' EQUITY

                                              Years Ended December 31, 1995 and 1994
                                              --------------------------------------
                                                                                           Readjustment
                                  Preferred Stock*       Common Stock**      Additional      Resulting
                                 -----------------      ------------------     Paid-In      From Quasi-    Accumulated Shareholders'
                                 Shares     Amount      Shares      Amount     Capital    Reorganization     Deficit     Equity
                                 ------   ----------  ----------  ----------  ---------   ---------------  ----------- ------------
BALANCE - JANUARY 1, 1994,
      AS RESTATED (See Note 14)  605,291  $1,052,988  10,304,537  $4,111,508   $      -     $(1,670,596)   $(3,159,759)  $  334,141

      Issuance of common stock         -           -     220,000      88,000          -               -              -       88,000

      Net loss                         -           -           -           -          -               -       (102,541)    (102,541)
                                 -------  ----------  ----------  ----------   --------     ------------   -----------   ----------

BALANCE - DECEMBER 31, 1994      605,291   1,052,988  10,524,537   4,199,508          -      (1,670,596)    (3,262,300)     319,600

      Issuance of common stock         -           -     642,000     256,800    140,000               -              -      396,800

      Net income                       -           -           -           -          -               -      3,298,589    3,298,589

      Accretion of Series E
        preferred stock                -           -           -           -          -               -        (27,800)     (27,800)

      Payment of dividend on
        Series E preferred stock       -           -           -           -          -               -        (60,540)     (60,540)
                                 -------  ----------  ----------  ----------   --------     -----------    -----------   ----------

BALANCE - DECEMBER 31, 1995      605,291  $1,052,988  11,166,537  $4,456,308   $140,000     $(1,670,596)   $   (52,051)  $3,926,649
                                 =======  ==========  ==========  ==========  =========     ===========    ===========   ==========

*   Preferred stock does not include Series E Preferred
    Stock which is subject to mandatory redemption


** Common stock is net of 22,460 treasury shares


                            The accompanying notes are an integral part of these financial statements.

                   REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Years Ended December 31, 1995 and 1994
                    --------------------------------------

                                                                                      1995          1994
                                                                                  ----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                            $  3,298,589    $  (102,541)
   Adjustments to reconcile net income (loss) to net cash used by operating activities:
       Minority interest                                                              (4,942)        (3,876)
       Income from equity investment in partnership                               (3,718,056)      (100,000)
       Distribution of equity earnings from partnership                              100,000           -
       Interest amortization on long-term debt                                        26,500         24,400
       Issuance of treasury stock in lieu of cash compensation                          -             4,000
       Changes in operating assets and liabilities:
         Accounts receivable                                                            (562)        (2,129)
         Other assets                                                                  1,964        (21,676)
         Accounts payable                                                             22,598         64,832
         Accrued expenses                                                             74,111        (18,159)
                                                                                  ----------      ---------
           Total adjustments                                                      (3,498,387)       (52,608)
                                                                                  ----------      ---------
             Net cash used by operating activities                                  (199,798)      (155,149)

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in partnership                                                             -          (50,000)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net short-term borrowings                                                          (5,800)         5,800
   Proceeds from issuance of preferred stock                                         152,000        266,000
   Proceeds from issuance of common stock                                             48,000         84,000
   Offering costs                                                                    (44,200)        (4,546)
   Dividends paid                                                                    (60,540)           -
                                                                                  ----------      ---------
             Net cash provided by financing activities                                89,460        351,254
                                                                                  ----------      ---------
(DECREASE) INCREASE IN CASH                                                         (110,338)       146,105

CASH - BEGINNING                                                                     150,027          3,922
                                                                                  ----------      ---------

CASH - ENDING                                                                   $     39,689    $   150,027
                                                                                  ==========      =========

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest                                                                  $     20,944    $    20,301


Supplemental disclosure of noncash investing and financing activities:

   In 1994, the Company, as part of its investment in the partnership, issued a $300,000 note payable. In 1995, the note was converted into 400,000 shares of the Company's common stock (see Note 3).

   In 1995, $20,000 of debt was converted into equity (see Note 3) and $44,000 of stock offering costs were satisfied by the issuance of 110,000 shares of the Company's common stock.

  The accompanying notes are an integral part of these financial statements.

                  REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        A. Business and Reorganization -- Regency Affiliates, Inc. (the "Company"), formerly Transcontinental Energy Corporation, was organized as a Delaware corporation in 1980 to be the successor to Transcontinental Oil Corporation which existed since 1947. In late 1984 and early 1985 the Company, all of its wholly owned subsidiaries and twenty-one affiliated limited partnerships commenced reorganization proceedings pursuant to Chapter 11 of the Bankruptcy Reform Act of 1978, as amended.

           Pursuant to two Plans of Reorganization which were completed December 31, 1987, all of the Company's assets, except for its ownership in Transcontinental Drilling Company, Inc. (Drilling) and all of the obligations of the Company and of Drilling were transferred to a creditor liquidating trust. The Plans provided that the par value of the Company's common stock be increased from $.10 per share to $.40 per share and that a 1 for 4 reverse stock split be implemented. An additional 747,500 shares were issued to the creditor's liquidating trust, 238,700 were issued to TransCapital, Ltd. for a cash purchase price of $111,480 and 954,800 shares were issued to investors.

           During the year ended December 31, 1988 the Company, through RegTransco, Inc. ("RTI"), made two acquisitions. On June 3, 1988 RTI acquired all of the outstanding stock of Florida Truss, Inc., Gangnail of Palm Beach and Pinewood Lumber and Truss, Inc. (collectively, "Florida Truss, Inc."), which was involved in the manufacture of wood trusses in the Fort Lauderdale and Palm Beach areas of Florida. In August 1988, RTI acquired all of the outstanding stock of Willbanks Steel Corporation ("Willbanks"), a steel fabricator and service center with locations in Fort Worth and Houston, Texas and Albuquerque, New Mexico. In 1990 and 1991, the Company elected to discontinue operations at its subsidiaries, Florida Truss and Willbanks, respectively.

           On July 7, 1993 the Company entered into an Acquisition Agreement with National Resource Development Corporation and Statesman Group, Inc. ("Statesman"), an international business corporation organized under the laws of the Bahamas which provided for the acquisition of an 80% interest in National Resource Development Corporation, which was wholly owned by Statesman in exchange for 2,975,000 shares of the Company's common stock, 208,850 shares of the Company's Series C Preferred stock and 20% of the outstanding shares of Transcontinental Drilling Co. (the "Transaction"). Statesman has the right to transfer some or all of these shares to its nominees. Immediately following the closing, the Company had outstanding 10,336,997 common shares outstanding of which those issued to Statesman represented approximately 28.8%.

           Statesman, in addition to receiving the rights to approximately 28.8% of the Company's common stock, received irrevocable proxies over 855,991 common shares of the Company.

           As part of the closing of the Transaction on July 7, 1993, the then sole director of the Company redesignated the nominal value of the Company's Series C Preferred stock from $10.00 to $100.00 per share. Immediately following the closing there were 208,850 shares of the Company's Series C Preferred stock outstanding, all of which were issued to Statesman as part of the Transaction.

                  REGENCY AFFILIATES, INC. AND SUBSIDIARIES

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        B. Principles of Consolidation -- The consolidated financial statements include the accounts of Regency Affiliates, Inc. (the "Company") and its 80% owned subsidiaries National Resource Development Corporation ("NRDC"), Transcontinental Drilling Company ("Drilling") and RegTransco, Inc. ("RTI"). All significant intercompany balances and transactions have been eliminated in consolidation. Regency Affiliates, Inc.'s (Registrant's) share of consolidated net assets at December 31, 1995 and 1994 consist principally of cash of approximately $37,000 and $150,000, respectively, investment in partnership of approximately $4,068,000 and $450,000, respectively, and liabilities of approximately $256,000 and $485,000, respectively.

        C. Earnings (Loss) Per Share -- Primary earnings (loss) per share are computed by dividing net income (loss) attributable to common shareholders (net income (loss) less preferred stock dividend requirements and periodic accretion) by the weighted average number of common and dilutive equivalent shares outstanding during the year. Fully diluted earnings per share computations assume the conversion of Series E, Series B, and Junior Series D preferred stock during the period that the preferred stock issues were outstanding. If the result of these assumed conversions is dilutive, the dividend requirements and periodic accretion for the preferred stock issues are reduced (See Note 7).

           The weighted average number of shares used in primary earnings
           (loss) per share computations for 1995 and 1994 were approximately 10,941,000 and 10,327,000, respectively. The weighted average number of shares used in the computation of fully diluted earnings (loss) per share for 1995 was approximately 37,847,000. The computation of fully diluted earnings (loss) per share for the year ended December 31, 1994 was antidilutive; therefore, the amounts reported for primary and fully diluted earnings (loss) per share are the same for that year. The Company's stock is thinly traded in the over-the-counter market on the bulletin board section of NASDAQ. In 1995, a market price of $.25 per share was utilized in the conversion formulas for the computation of fully diluted earnings per share. If a market price of $.125 per share, the lowest bid price of the Company's common shares during the year, was used in the conversion formulas, the weighted average number of shares utilized in the computation of fully diluted earnings per share would amount to approximately 63,658,000 yielding fully diluted earnings per share of $.05.

        D. Cash -- The Company places its cash with high credit quality financial institutions which may exceed federally insured amounts at times.

        E. Inventory -- Inventory, which consists of aggregate, is stated at lower of cost or market. Liens have been attached to the aggregate inventory by the note payable to the related party and the holders of the zero coupon bonds. The Company is also subject to a royalty agreement which requires the payment of certain royalties to a previous owner of the aggregate inventory upon sales of the aggregate.

                   REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (CONTINUED)

     F. Income Taxes - Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax basis of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those temporary differences that have future tax consequences using the current enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. In some situations SFAS 109 permits the recognition of expected benefits of utilizing net operating loss and tax credit carryforwards. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will, more likely than not, be realized. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.

     G. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     H. Statement of Financial Accounting Standard No. 121 - In March 1995, the Financial Accounting Standards Board issued a new standard, Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The Company intends to adopt SFAS 121 in the first quarter of 1996. The Company does not believe its adoption will have a material effect on the Company's financial position or results of operations.

NOTE 2.     INVESTMENT IN PARTNERSHIP

     In November 1994, the Company invested $50,000 and a $300,000 note payable (see Note 3) for a limited partner interest in Security Land and Development Company Limited Partnership ("Security"), which owns and operates an office complex. The Company has limited voting rights and is entitled to be allocated 95% of the profit and loss of the partnership until October 31, 2003 (the lease termination date of the sole tenant of the office complex) and 50% thereafter. The Company is entitled to 95% of operating cash flow distributions, as defined, until October 31, 2003, which are expected to be limited, and 50% thereafter. Further, the partners are entitled to the net cash flow generated from the sale or refinancing of the property in the proportion of their individual positive capital account balance to the total positive capital account balances of all the partners. The Company can force the sale of the property after December 31, 2004.

                   REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 2.   INVESTMENT IN PARTNERSHIP (CONTINUED)

          Security was organized to own and operate, for investment purposes, two buildings containing approximately 717,000 net rentable square feet consisting of a two-story office building and a connected six-story office tower. The building was purchased by Security in 1986 and is located on approximately 34.3 acres of land which is also owned by Security. The building has been occupied by the United States Social Security Administration's Office of Disability and International Operations for approximately 22 years under leases between the United States of America, acting by and through the General Services Administration ("GSA"). Effective November 1, 1994, Security and the GSA entered into a nine-year lease (the "Lease") for 100% of the building. Security has received an opinion of the Assistant General Counsel to the GSA that lease payments are not subject to annual appropriation by the United States Congress and the obligations to make such payments are unconditional general obligations of the United States Government.

          The Company accounts for the investment in partnership on the equity method, whereby the carrying value of the investment is increased or decreased by the Company's allocable share of income or loss. The investment in partnership included in the Consolidated Balance Sheets at December 31, 1995 and 1994 was $4,068,056 and $450,000,
          respectively. The income from the Company's equity investment in the partnership for the years ended December 31, 1995 and 1994 was $3,718,056 and $100,000, respectively. The undistributed earnings from the Company's equity investment in the partnership as of December 31, 1995 and 1994 amounted to $3,718,056 and $100,000, respectively.

          Summarized financial information for Security is as follows:

                                                                          1995             1994
  BALANCE SHEET DATA                                                      ----             ----
  ------------------
  Cash and receivables                                            $     1,344,049    $    1,340,903
  Restricted cash                                                      18,514,573        30,065,176
  Real estate                                                          38,706,350        25,336,736
  Other assets                                                          2,252,224         2,573,546
                                                                       ----------        ----------
     Total assets                                                 $    60,817,196    $   59,316,361
                                                                       ==========        ==========


  Accounts payable and accrued expenses                           $     1,510,030    $    1,088,400
  Project note payable                                                 51,380,596        55,760,764
  Other liabilities                                                     4,623,171         2,972,277
                                                                       ----------        ----------
     Total liabilities                                                 57,513,797        59,821,441


  Partners' capital (deficit):
   Regency Affiliates, Inc.                                             4,068,056           450,000
   Other partners                                                        (764,657)         (955,080)
                                                                       ----------        ----------
       Total partners' capital (deficit)                                3,303,399          (505,080)
                                                                       ----------        ----------
       Total liabilities and partners' capital (deficit)          $    60,817,196    $   59,316,361
                                                                       ==========        ==========


                   REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 2.   INVESTMENT IN PARTNERSHIP (CONTINUED)

                                                                                         1995               1994
                 STATEMENT OF OPERATIONS DATA                                            -----              -----
                 ----------------------------

                 Revenues                                                        $   11,757,102      $   5,880,551

                 Expenses                                                             4,215,587          3,920,118
                                                                                     ----------         ----------
                 Net operating income                                                 7,541,515          1,960,433

                 Other revenue and expenses                                          (3,627,772)        (2,487,007)
                                                                                     ----------         ----------
                 Income (loss) before extraordinary item                              3,913,743           (526,574)

                 Extraordinary gain on forgiveness of debt                                  -           10,322,652
                                                                                     ----------         ----------
                 Net income                                                      $    3,913,743     $    9,796,078
                                                                                      ==========        ==========




Note 3.   Notes Payable

          Notes payable consist of:

               A note payable of $300,000 at December 31, 1994, due to Security Land and Development Company Limited Partnership as part of the Company's initial capital contribution (see Note 2). The note payable was satisfied in July 1995 upon delivery to the note holder of 400,000 shares of the Company's common stock in lieu of cash.

               Note payable - related party of $80,000 and $105,800 at December 31, 1995 and 1994, respectively, is due Statesman and is secured by the aggregate inventory. Interest is payable quarterly at 10% per annum with the principal due on January 1, 1996. Statesman has agreed to waive the Company's obligation to pay the note until it has funds available to make payment which is expected to be in 1997. In 1995, Statesman converted $20,000 of the debt into two units of the stock offering described in Note 6.

                   REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 4.   LONG-TERM DEBT

          Long-term debt consists of zero coupon non-recourse secured bonds, due January 1, 2002, with a face value of $542,000 and a carrying value of $323,000 and $296,500 at December 31, 1995 and 1994, respectively. The bonds were issued by NRDC and the difference (discount) between the face value and carrying value is being amortized utilizing the interest method at 9%. Interest expense related to the bonds for 1995 and 1994 was $26,500 and $24,400, respectively. The bonds are redeemable at anytime at the option of the Company at an amount that approximates the carrying value. As of December 31, 1995, a sinking fund has not been established to fund the payment of the zero coupon non-recourse secured bonds upon maturity. The Collateral Trust Indenture ("Indenture"), dated as of April 1, 1991, states that the Company is prohibited from selling all or any of the pledged aggregate inventory unless the Company makes a payment to the bond trustee for deposit into the sinking fund. The Indenture grants the trustee to secure the bonds a first priority mortgage lien and security interest in the aggregate and establishes a "mandatory sinking fund payment per short ton sold" of pledged aggregate inventory until the maturity of the bonds. The minimum payment for sales during calendar years 1994 through 2002 ranges from $0.60 to $1.00 per short ton. The Indenture provides that the Company will have no personal liability for the payment of the debts evidenced by the Indenture or any bond or for the performance of the covenants, representations and warranties of the Company in the Indenture or any bond, and that the rights of the trustee and the bondholders shall be limited to the foreclosure on the lien, with certain exceptions.

          Based on borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt is $235,000.

NOTE 5.   MINORITY INTEREST

          Statesman Group, Inc. has a 20% minority interest in the Company's subsidiaries. In addition, Statesman holds a significant common stock interest in the Company.

NOTE 6.   STOCK OFFERING

          Through a private placement memorandum dated November 18, 1994, and concluded in 1995, the Company offered for sale 80 units of securities, each unit consisting of 88.5 shares of 12.5% cumulative convertible Series E preferred stock and 6,000 shares of common stock. The units were priced at $10,000 per unit. As of December 31, 1995 and 1994, subscriptions for 57 and 35 units, respectively, were received and offering costs of $92,746 and $4,546, respectively, were incurred.

          Purchasers of units were issued financial statements containing errors resulting from the improper accounting treatment of the acquisition of NRDC (see Note 14). Management intends to offer such purchasers rescission, however, because the appraised fair value of the underlying net assets of NRDC are significantly in excess of the carrying value for accounting purposes, management believes the likelihood of rescission is remote.

                   REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 7.   SERIAL PREFERRED STOCK

          At December 31, 1995 and 1994, the Company had 5,000,000 authorized shares of $.10 par value serial preferred stock. Serial preferred stock at December 31, 1995 and 1994, all of which is convertible (other than Series C) and cumulative consists of:


          Mandatory Redeemable Shares - Series E, $100 stated value, 12.5% cumulative
          ---------------------------------------------------------------------------

                                                                         Shares                      Value
                                                                ------------------------     ------------------------
                                                                Designated   Outstanding     Carrying     Liquidation
                                                                ----------   -----------     --------     -----------
                 Balance, January 1, 1994                            -           -          $    -         $     -

                 Issuance, net of offering costs                 566,400       3,097          261,454        309,700
                                                                 -------      ------          -------        -------

                 Balance, December 31, 1994                      566,400       3,097          261,454        309,700

                 Issuance, net of offering costs                     -         1,947           79,000        194,700

                 Accretion                                           -           -             27,800            -
                                                                 -------      ------          -------        -------

                 Balance, December 31, 1995                      566,400       5,044        $ 368,254      $ 504,400
                                                                 =======       =====         ========       ========



          Redeemable Shares at Company's Option
          -------------------------------------

                                                      Shares                                    Value
                                              ------------------------      ---------------------------------------------
                                                                                              1995              1994
                                              Designated   Outstanding      Carrying       Liquidation        Liquidation
                                              ----------   -----------      --------       -----------        -----------
                 Series C, $100 stated
                    value                      210,000      208,850      $   229,136     $ 20,885,000 (a)    $ 20,885,000 (a)

                 Series B, $10 stated
                    value, 6% cumulative       370,747      370,747          566,912        3,707,470           3,707,470

                 Junior Series D, $10
                    stated value, 7%
                    cumulative                  26,000       25,694          256,940          310,898 (b)         292,912 (b)
                                               -------      -------        ---------       ----------          ----------

                                               606,747      605,291      $ 1,052,988     $ 24,903,368        $ 24,885,382
                                               =======      =======        =========       ==========          ==========


     (a) This represents the estimated maximum possible liquidation value of the Series C preferred shares, which is defined as the lesser of: 1) net proceeds of the assets of NRDC, or 2) the redemption value (defined below). In the event of liquidation, the Series C shares are senior to all other shares of the Company's stock, with the exception of the Series E shares.

     (b) The liquidation value of the Junior Series D shares includes accrued and unpaid dividends of $53,958 and $35,972 at December 31, 1995 and 1994, respectively.

                   REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 7.   SERIAL PREFERRED STOCK (CONTINUED)

          SERIES E - The Series E shares must be redeemed by the Company at the stated value plus accrued and unpaid dividends on the fifth anniversary from the date of issuance. The Company, at its option, may redeem the shares beginning on the second anniversary of the date of issuance. The carrying value of the Series E stock was recorded at its issue price (net of issue costs). Beginning in 1995, the carrying value is being increased by periodic accretion to the Company's accumulated deficit, for the difference between the initial carrying value and the redemption value. Accretion, utilizing the interest method, for 1995 was $27,800. Dividends of $60,540 on the Series E stock were paid or accrued in 1995. Holders of Series E stock may convert their shares to common stock based on the stated value multiplied by ten (10) divided by 88% of the average bid price for the 90 days preceding the conversion date of the Company's common shares beginning on the second anniversary from the date of issuance of the Series E shares.

          SERIES C - The Series C shares were issued on July 7, 1993 as part of the transaction to acquire an 80% interest in NRDC. The cumulative dividend right is equal to 20% (not to exceed $500,000) of annual after tax earnings of NRDC. At the Company's option, the Series C may be redeemed at the lesser of (a) the stated value plus accrued and unpaid dividends, or (b) the fair market value of the common stock interest acquired by the Company in NRDC. The Company and Statesman, the sole shareholder of Series C shares, agreed to permanently waive the contingent conversion feature related to such shares for no consideration.

          SERIES B - The Series B shares were issued in 1991 as part of a restructuring plan limited to senior lenders and was issued in exchange for all obligations and any claims or causes of action relating to the Company's obligations and the Florida Truss and Willbanks Steel Corp. guarantees. Such preferred stock includes, among other provisions and preferences, the following:

          a) A 6% cumulative dividend right commencing on the 24th month from the consummation of a defined "initial business combination transaction" and if the Company has reached a defined ratio of earnings to fixed charges. In addition, dividends accrue for a period of 35 additional months without cash payment.

          b) At the Company's option, the shares may be redeemed subject to certain limitations, by cash payment or by exchanging shares of its common stock at 77% of its stated value divided by the quoted market value of its common stock.

          c) A contingent conversion provision which conversion right, and the Company common shares to be issued in connection with the conversion, would be based on the stated value divided by the average bid and asked price for the 90 days preceding the conversion date of the Company's common shares. In addition, the number of the Company's common shares to be received upon conversion is subject to certain limitations.

                   REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 7.   SERIAL PREFERRED STOCK (CONTINUED)

          JUNIOR SERIES D - The junior preferred stock was issued in 1992 in exchange for the Company's Restructuring Serial Promissory Notes. This preferred stock is redeemable, at the Company's option, at the stated value plus accrued and unpaid dividends and is contingently convertible into common at the fair market value of the common as determined by the average of the bid and asked price for the thirty
          (30) day period preceding the conversion date.

          Generally, no dividends can be made on the Company's common stock until all cumulative dividends on the serial preferred stock have been paid. Additionally, no dividends on the Company's common shares can be made if the Company is in default or in arrears with respect to any sinking or analogous fund or any call or tenders or other agreement for the purchase, redemption or other retirement of shares of preferred stock. No provision for dividends has been made for the Company's Series B and C "increasing rate preferred stock," as defined in Staff Accounting Bulletin Topic 5Q, due to the contingent nature of dividends on such shares.

          Generally the preferred shares have limited voting rights. However, in the event dividends payable on the Series C and E shares, respectively, are accumulated and unpaid for seven quarterly dividends (whether or not declared and whether or not consecutive), the holders of record of the Series C and E shares, respectively, shall thereafter have the right to elect two directors (each) until all arrears in required cash dividends (whether or not declared) on such shares have been paid. Its bylaws provide for eight members on its Board of Directors. At December 31, 1995, the Company had no accumulated and unpaid dividends on Series C and E preferred shares.

NOTE 8.   STOCK OPTION PLANS

          The Company has reserved 125,000 shares of its common stock for issuance upon exercise of incentive stock options under the 1984 Incentive Stock Option Plan. The plan provides that options must be granted within ten years after February 8, 1984, the effective date of the plan, must have not more than a ten year term, and, in general, must be exercised during the optionee's employment. The exercise price must be equal to the fair market value of the common stock on the date of the grant. Subject to the limitations in the plan, an Employee Incentive Stock Option Plan committee of the Board of Directors determines the optionee, the number of shares covered by each option and the duration of each option. As of December 31, 1995 and 1994, options aggregating 50,000 shares had been granted, exercisable at prices of $1.31 to $1.75 per share.

          In addition, the Company has reserved 500,000 shares of common stock for issuance upon exercise of incentive stock options under the 1988 Incentive Stock Option Plan. The plan provides that no option is exercisable less than six months nor more than ten years from the grant date, and, in general, must be exercised during the optionee's employment. The exercise price must be at least equal to the fair market value of the common stock on the date of the grant. Subject to limitations in the plan, a Personnel and Compensation Committee of the Board of Directors determines the optionee, the number of shares to be granted to each employee and the restrictions to be imposed upon each grant. As of December 31, 1995 and 1994, no options to purchase stock under this plan were outstanding.

                   REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 9.   STOCK WARRANTS

          Previously issued warrants to purchase 500,000 shares of the Company's common stock, issued to two former Company directors, were cancelled and extinguished during the year ended December 31, 1994.

NOTE 10.  INCOME TAXES

          As referred to in Note 1, the Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes." The deferred taxes are the result of long-term temporary differences between financial reporting and tax reporting for earnings from the Company's partnership investment in Security Land and Development Company Limited Partnership related to depreciation and amortization and the recognition of income tax carryforward items.

          At December 31, 1995 and 1994, the Company's net deferred tax asset, utilizing a 34% effective tax rate, consists of:

                                                                        1995                1994
                                                                        ----                ----
            Deferred tax assets:
               Investment partnership earnings                      $  1,020,000        $  1,020,000
               Net operating loss carryforwards                       15,060,000          16,210,000
                                                                    ------------        ------------
            Total deferred tax assets before valuation allowance      16,080,000          17,230,000

            Valuation allowance                                      (16,080,000)        (17,230,000)
                                                                    ------------        ------------
               Net deferred tax asset                               $          -        $          -
                                                                    ============        ============



          The valuation allowance was established to reduce the net deferred tax asset to the amount that will more likely than not be realized. This reduction is necessary due to uncertainty of the Company's ability to utilize the net operating loss and tax credit carryforwards before they expire.

          For regular federal income tax purposes, the Company has remaining net operating loss carryforwards of approximately $44,300,000. These losses can be carried forward to offset future taxable income and, if not utilized, will expire in varying amounts beginning in the year 2000. The Company's tax returns have not recently been examined by the Internal Revenue Service ("Service") and there is no assurance that the Service would not attempt to limit the Company's use of its net operating loss and tax credit carryforwards.

          For the years ended December 31, 1995 and 1994, the tax effect of net operating loss carryforwards reduced the current provision for regular federal income taxes by approximately $1,150,000 and $1,020,000, respectively. At December 31, 1995, the Company has provided $70,000 for taxes, which relates to alternative minimum tax liabilities.

                   REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 11.  EMPLOYMENT AGREEMENT

          On February 1, 1996, the Company entered into a written employment agreement with Gary K. Nuttall pursuant to which Mr. Nuttall was employed as the Company's President and Chief Executive Officer. Mr. Nuttall's agreement calls for him to receive 466,667 shares of the Company's common stock upon execution, one-half of which may be forfeited by Mr. Nuttall under certain circumstances. During his employment with the Company, Mr. Nuttall is to receive base compensation in the amount of $3,000 payable semi-monthly, and certain other benefits. He is to receive a cash flow bonus equal to 20% of eligible cash flow, defined generally as net cash provided (or used) by operations and distributions from partnerships or distributions from or sales of other passive investments and income tax expense as reported on the financial statements of the Company each year before such bonus, however, distributions from proceeds of sale or refinancing of Security Land and Development Company Limited Partnership ("Security") shall only be included to the extent that such cash flows exceed the carrying amount of Security on the Company's financial statement. It is payable in cash, or part of which may be paid in warrants to purchase the Company's common stock, at 50% of the average bid price, at the option of the Company.
          Mr. Nuttall is also to receive a bonus equal to 10% of any financing secured solely by the Company's investment in Security, part of which may also be paid in the Company's common stock or in warrants to purchase the Company's common stock, at 50% of the average bid price for the week ended December 1, 1995, also at the option of the Company. The agreement also provides for a grant of options to purchase 450,000 shares of the Company's common stock pursuant to the terms of the Company's 1988 Incentive Stock Option Plan. The options shall become exercisable at the rate of 150,000 shares for each $.03 annual increase in the per share book value of the Company excluding the effects of the non-cash income accrual on the Company's investment in Security, and the effects of any non-cash interest expense on indebtedness of the Company secured by the investment in Security. The option price is the greater of 50% of the average of the bid price for the Company's common stock during the week ended December 1, 1995 or the par value of the stock at the date of the grant.

NOTE 12.  RELATED PARTY TRANSACTIONS

          In 1995, L. J. Horbach and Associates, of which L. J. Horbach, a director of the Company, is the sole owner, was compensated for services rendered in the amount of $33,000 under an agreement to provide certain administrative services to the Company for a monthly fee of $3,000.

          In 1994, Mr. Horbach advanced the Company $50,000 to fund the equity investment in Security Land and Development Company Limited Partnership. The funds were repaid with interest during 1994. In addition, Mr. Horbach was issued 10,000 shares of the Company's common stock, out of treasury shares, for the payment of commitment fees. L. J. Horbach and Associates was also compensated for services rendered in the amount of $1,500. Mr. Horbach also holds 1,238 shares of the Junior Series D preferred stock.

                   REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 13.  GOING CONCERN

          Since 1990 the Company has had limited operating activities and substantially all of its efforts have been devoted to acquiring or developing profitable operations. The Company's ability to become an operating entity and to continue in existence is partly dependent upon its ability to arrange adequate financing and to attain satisfactory levels of operating cash flows, including its ability to develop positive cash flow and profitable operations in NRDC to meet its obligations. However, due to the minimal operating expenses the Company currently has, management believes the Company can continue in existence for an extended period of time. Additionally, the Company's anticipated cash flow from its investment in Security (see Note 2) and the proceeds of anticipated financings should provide sufficient working capital to fund its 1996 operations and obligations.

NOTE 14.  PRIOR PERIOD ADJUSTMENT

          In 1994, management of the Company determined that its 1993 acquisition of NRDC had been improperly accounted for. Originally the acquisition was recorded at the March 16, 1994 appraised value of NRDC's inventory ($15,000,000). The acquisition should have been recorded at the purchase cost of NRDC's net assets which approximates the estimated historical cost of NRDC's underlying assets and liabilities.

          The correction of the error has been recorded as a prior period adjustment and, therefore, certain 1993 ending and 1994 beginning balance sheet amounts have been restated. The effect of the restatement on the balance sheet follows:

                                                          December 31, 1993      December 31, 1993
                                                             Balances As             Balances
                                                         Previously Reported        As Adjusted
                                                         -------------------     -----------------
            Inventory                                       $15,000,000              $850,000

            Long-term Debt                                  $   542,000              $272,100

            Minority Interest                               $ 2,891,287              $115,267

            Shareholders' Equity                            $11,438,221              $334,141




          The effect on 1993 results of operations and net loss per share of the prior period adjustment was not material.

                          Reznick Fedder & Silverman
               Certified Public Accountants - Business Consultants
                           A Professional Corporation



        4520 East-West Highway - Suite 300 - Bethesda, MD 20814-3319 -
                     (301) 652-9100 - Fax (301) 652-1848



                          INDEPENDENT AUDITORS' REPORT



To the Partners
Security Land and Development Company Limited Partnership



     We have audited the accompanying balance sheet of Security Land and Development Company Limited Partnership as of December 31, 1995, and the related statements of operations, changes in partners, capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Security Land and Development Company Limited Partnership as of December 31, 1995, and the results of its operations, changes in partners' capital and cash flows for the year then ended in conformity with generally accepted accounting principles.



Bethesda, Maryland
January 25, 1996

                              [List of addresses]

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There has not been and do not presently exist any disagreements between the Company and its accountants concerning accounting principles, auditing procedures or financial disclosure.


                                    PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS OF THE REGISTRANT.

         Identification of directors and officers.

         Since there has not been an annual meeting of the stockholders since August of 1988, the sitting Directors have appointed persons to fill existing vacancies on the Board. Executive officers are elected annually by the Board of Directors or until their successors are duly elected and qualified. In connection with the Transaction, new directors were designated to fill eight vacant director positions to serve until elected at the next annual meeting of stockholders. Following is a list of the names and addresses, ages, positions with the Company, principal occupation and periods of service of the directors.




                                                    POSITIONS AND OFFICES HELD AND PRINCIPAL
                                                    OCCUPATIONS OR EMPLOYMENT DURING PAST FIVE
 NAME, ADDRESS (AGE)                                YEARS

 Stephanie Carey (45)                               Director since July 1993. Ms. Carey is a principal and the
 West Bay Street                                    Investment Manager for Managed Companies with Bradley
 P.O. Box CB 10985                                  Management (Bahamas) Limited. She is also a director of
 Nassau, Bahamas                                    Regal Bahamas International Airways Limited.


 Martin J. Craffey (58)                             Director since July 1993. From January 1988 until December
 58 Mainsail Drive                                  31, 1993, Mr. Craffey was a real estate and business
 Patchogue, New York  11772                         broker and contract vendee with Prudential Realty of Long
                                                    Island, N.Y.  Mr. Craffey is presently employed in seeking financing for and reorganizing real estate projects.

 Larry J. Horbach (54)                              Director from 1987 to 1990, from 1992 to February 15, 1994
 1869 South 120th Street                            and since November 16, 1994. Interim Secretary and
 Omaha, Nebraska 68144                              Treasurer from July 1993 until his resignation effective
                                                    February 15, 1994.  Mr. Horbach has been Chairman of the
                                                    Board, President and Chief Executive Officer of Gateway
                                                    Energy Corporation since June 1990 and had served as a
                                                    director of Seilon, Inc., both reporting companies under
                                                    the Securities Exchange Act of 1934.  In addition, during
                                                    the past five years, Mr. Horbach has been associated with
                                                    L.J. Horbach & Associates, a firm specializing in re-
                                                    organizations and restructurings. Mr. Horbach was
                                                    designated to fill a vacancy on the Board on November 16,
                                                    1994.


 Pamlyn Kelly, Ph.D. (52)                           Director since July 1993. Dr. Kelly is principal and Chief
 10 Winged Foot Drive                               Executive Officer of Human Resource Concepts, Novato, CA,
 Novato, California  94949                          a registered minority owned management consultant firm and has a private practice. Dr. Kelly is a licensed
                                                    Psychologist in both Arizona and California. Dr. Kelly
                                                    received her Ph.D. in Clinical Psychology in 1990. She
                                                    received a discharge under Chapter 12 of the United States
                                                    Bankruptcy laws in 1991.


 Gary K. Nuttall (49)                               Director and President since February, 1996. Since 1994,
 381 Robinwood Lane                                 Mr. Nuttall has served as President of G-BAN Inc., an
 Wheaton, IL 60187                                  investment and financial services advisory company. From
                                                    1990 to 1994, Mr. Nuttall served as managing partner and
                                                    managing director of Cornerstone Financial Advisors
                                                    Limited Partnership of Chicago, Illinois.


 William R. Ponsoldt, Jr. (29)                      Director since July 1993. Mr. Ponsoldt is an attorney
 50 S.E. Kindred Street                             engaged in the private practice of law in Florida with the
 Stuart, Fla.  34994                                law firm of Kohl, Metzter, Spotts, P.A. Formerly, he was
                                                    with Kohl, Bobko, McKey, McManus & Higgins, P.A.



 Eunice M. Antosh (46)                              Secretary of the Company since February 25, 1994.  Mrs.
 Rural Route One                                    Antosh has been employed by L.J. Horbach & Associates
 Box 130                                            since 1983 being responsible for clerical and accounting
 Yutan, Nebraska 68073                              matters.


         Each of Messrs. Ponsoldt and Craffey, Dr. Kelly and Ms. Carey were appointed directors of the Company by Statesman as part of the closing of the Transaction on July 7, 1993. Each had an understanding with Statesman and/or the Company that as an inducement to accept their positions as directors he or she would receive certain consideration from Statesman and/or the Company as set forth in Item 11, COMPENSATION OF DIRECTORS, to which reference is made.

         Mr. Horbach was a Director of the Company from 1987 to 1990 and again from 1992 to February 15, 1994. As noted above, he rejoined the Board on November 16, 1994 agreeing to serve as a director until the next shareholders' meeting, at which time he intends not to stand for re- election. Mr. Horbach served as the interim President of the Registrant on a part time basis until the closing of the 1993 Transaction. Mr. Horbach had served as the chief financial officer of the Company from 1987 to 1989 and as Secretary of the Company from July 7, 1993 to February 15, 1994. From 1976 through the current date, Mr. Horbach was primarily self-employed with L.J. Horbach & Associates, a firm specializing in reorganizations. He previously served as Vice President and Chief Financial Officer of American Beef Packers, Inc., now Sudbury Holdings, Inc., on a part time basis from 1977 through that Company's reorganization in 1983, after which he continued to work for Sudbury on a project by project basis. From 1963 to 1976 he was with Arthur Andersen & Co., a public accounting firm. In January 1990, Mr. Horbach was elected to the Board of Directors of Gateway Sporting Goods Company, a public company (name later changed to Gateway Energy Corporation.). In June 1990, Mr. Horbach was appointed the interim President and agreed to serve as the interim Chairman of the Board upon the resignation of the then president and chairman, and is currently serving as Gateway's Chairman, President and Chief Executive Officer. In January 1992, Mr. Horbach was also elected to the Board of Directors of Seilon, Inc., a public company currently restructuring and without operations and resigned therefrom on December 13, 1994. On February 7, 1995, Regency Affiliates, Inc. entered into an agreement with L.J. Horbach & Associates, Inc. pursuant to which L.J. Horbach & Associates, Inc. will provide certain administrative services to the Company for a monthly fee of

$3,000, including but not limited to accounting and stock transfer record keeping. L.J. Horbach & Associates, Inc. is wholly owned by Larry J. Horbach.


         Item 405 Disclosure.

         Stephanie Carey failed to timely file a Form 4 reporting on her September, 1995 sale of 100,000 shares of the Company's $0.40 p.v. Common Stock in a private transaction. Ms. Carey did report the transaction on a Form 5.

ITEM 11.  EXECUTIVE COMPENSATION.


         Summary Compensation Table.

         The following table sets forth the annual and long-term compensation, attributable to all service in the fiscal year 1995 to Mr. Craig R. Grossman, Pamlyn Kelly, Ph.D., and Ms. Eunice M. Antosh, the only officers who received compensation during fiscal 1995.

                           SUMMARY COMPENSATION TABLE



                                                                               Long Term Compensation
                                                                               ----------------------
                                    Annual Compensation                        Awards                 Payouts
                                    -------------------------------------------------------------------------
      (A)          (B)         (C)            (D)          (E)            (F)            (G)            (H)             (I)


                                                        Other                        Securities
 Name and                                               Annual      Restricted       Underlying                    All Other
 Principal                                              Compen-     Stock            Options/       LTIP           Compensation
 Position        Year     Salary ($)     Bonus ($)      sation ($)  Award(s) ($)     SARs (#)       Payouts ($)    $
- -------------------------------------------------------------------------------------------------------------------------------

 Edward G.       1995     -0-              -0-            -0-          -0-             -0-               -0-         -0-
 Harshfield      1994     -0-              -0-            -0-          -0-             -0-               -0-         -0-
                 1993     -0-              -0-            -0-          -0-              750,000(1)       -0-         -0-


 Gary F.         1995     -0-              -0-            -0-          -0-             -0-               -0-         -0-
 Spahn           1994     20,000.00        -0-            -0-          -0-             -0-               -0-         -0-
                 1993     12,500.00        -0-            -0-          -0-             250,000(2)        -0-         -0-


 Craig R.        1995     25,000.00        -0-            -0-          -0-             -0-               -0-         -0-
 Grossman,       1994     18,000.00        -0-            -0-          -0-             -0-               -0-         -0-
 President       1993      -0-             -0-            -0-          -0-             2,000(3)          -0-         -0-


 Pamlyn          1995       6,000.00       -0-            -0-          -0-             -0-               -0-         -0-
 Kelly, Ph.D.    1994         500.00       -0-            -0-          -0-             -0-               -0-         -0-
 President       1993      -0-             -0-            -0-          -0-             -0-               -0-         -0-


 Eunice M.       1995     11,000.00        -0-            -0-          -0-             -0-               -0-         -0-
 Antosh,         1994      -0-             -0-            -0-          -0-             -0-               -0-         -0-
 Secretary       1993      -0-             -0-            -0-          -0-             -0-               -0-         -0-

____________________________

               (1) During the fiscal year ending December 31, 1994, Mr. Harshfield relinquished the remaining unexercised warrants held by him.

               (2) During the fiscal year ending December 31, 1994, Mr. Spahn relinquished the remaining unexercised warrants held by him.

               (3) Statesman Group, Inc. granted Mr. Grossman warrants to purchase 2,000 shares of the Company's Cumulative Senior Preferred $100 Series-C Stock from Statesman at $0.01 per share.

STOCK OPTIONS.

         The Option/SAR Grants Table is omitted as there were no individual grants of stock options (whether or not in tandem with SARs) nor freestanding SARs made during the last completed fiscal year.

         The Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values table is omitted as there were no exercise of stock options (nor tandem SARs) nor freestanding SARs during the last completed fiscal year.

         Incentive Stock Option Plans.

         The Company has reserved 500,000 shares of its Common Stock for issuance under the 1988 INCENTIVE STOCK PLAN. In addition, 125,000 shares were reserved for issuance under the 1984 INCENTIVE STOCK OPTION PLAN. During the year ending December 31, 1995, no options were granted to executive officers or directors under either plan.

         Non-Qualified Stock Options.

         The shareholders of the Company approved in 1989 non-qualified stock options (stock purchase warrants), granted by the Board of Directors in 1988, for the purchase of 100,000 shares of Regency's Common Stock to Donald L. Anderson, a former director, 75,000 shares to each of L.J. Horbach and Paul V. Degenhart, a former officer and director, and 25,000 shares to each of Stanley
M. Seeds and Joseph Wilwerding (also former directors). Each of these options was exercisable at $1.50 per share and had a five-year term beginning on December 19, 1988. In July, 1988, Messrs. Degenhart, Horbach and Wilwerding exercised their warrants by execution of a secured promissory note to the Company. The notes were secured by the shares received upon exercise of the warrants. As part of the Restructuring Plan, certain of these promissory notes were forgiven in a compromise and settlement of prior compensation due the executive officers and certain shares issued upon exercise of the warrants, as well as the remaining warrants, were forfeited and returned to the Company.

OTHER.

         LTIP Awards.

         There have been no awards under any Long-Term Incentive Plan during the last completed fiscal year.

         Defined Benefit Plans.

         The Company has no defined benefit or actuarial plans.

         Compensation of Directors.

         Standard Arrangements. The members of the Board of Directors of Regency Affiliates, Inc. did not receive any standard compensation for services as directors or for attendance at meetings during the last completed fiscal year.

         Other Arrangements. There were no other arrangements pursuant to which any director of the Regency Affiliates, Inc. was compensated during the Company's last completed fiscal year for services provided as a director.

         Employment Contracts, Termination of Employment and Change in Control Arrangements.

         As of December 31, 1995, Regency Affiliates, Inc. had no formal employment contracts with any executive officers. On February 1, 1996, the Company entered into a written employment agreement with Gary K. Nuttall pursuant to which Mr. Nuttall was employed as the Company's President and Chief Executive Officer. Mr. Nuttall's agreement calls for him to receive 466,667 shares of the Company's $0.40 p.v. Common Stock upon execution, one-half of which may be forfeited by Mr. Nuttall under certain circumstances. During his employment with the Company, Mr. Nuttall is to receive base compensation in the amount of $3,000 payable semi-monthly, a cash flow bonus equal to 20% of eligible cash flow, payable in cash or in warrants to purchase the Company's $0.40 p.v. Common Stock, at the option of the Company, and certain other benefits. Mr. Nuttall is also to receive a bonus equal to 10% of any financing secured solely by the Company's investment in Security Land And Development Company Limited Partnership, part of which may also be paid in warrants to purchase the Company's $0.40 p.v. Common Stock, also at the option of the Company. The agreement also provides for a grant of options to purchase 450,000 shares of the Company's $0.40 p.v. Common Stock pursuant to the terms of the Company's 1988 Incentive Stock Option Plan. The option price is the greater of 50% of the average of the bid price for the Company's $0.40 p.v. Common Stock during the week ending December 1, 1995 or the par value of the stock at the date of the grant. In the event that Mr. Nuttall's employment is terminated without cause by the Company, Mr. Nuttall is entitled to receive his base compensation, other compensation and benefits for a twelve month period following his termination. A copy of Mr. Nuttall's agreement is filed herewith at page E-12.

         Compensation Committee Report on Executive Compensation.

         This item is omitted as Regency Affiliates, Inc. qualifies as a "small business issuer" under Rule 405 and Regulation S-B.

         Performance Graph.

         This item is omitted as Regency Affiliates, Inc. qualifies as a "small business issuer" under Rule 405 and Regulation S-B.

         Compensation Committee Interlocks and Insider Participation in Compensation Decisions.

         This item is omitted as Regency Affiliates, Inc. qualifies as a "small business issuer" under Rule 405 and Regulation S-B.


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT.

         Security ownership of certain beneficial owners.

         To the best of the Company's knowledge, the only beneficial owners of more than five percent of Regency's voting securities as of February 1, 1996 are listed below:

                            (2) Name and address of        (3) Amount and nature of      (4) Percent of
                                ---------------------          ----------------- --          ----------
   (1) Title of class           beneficial owner             beneficial ownership             class
       --------------           ----------------             --------------------             -----

   Regency Affiliates,        Statesman Group, Inc.               2,644,710 (4)                22.7%
     Inc. $0.40 p.v.          King & George Streets
      Common Stock               Nassau, Bahamas
   Regency Affiliates,         Gary K. Nuttall and                  666,667 (5)                5.7%
     Inc. $0.40 p.v.               G-BAN Inc.
      Common Stock             381 Robinwood Lane
                                Wheaton, IL 60187





____________________

        (4) The nature of beneficial ownership is sole investment power and sole voting power as to all shares listed.

        (5) 466,667 shares of the Company's $0.40 p.v. Common Stock were owned directly by Gary K. Nuttall as of February 1, 1996 over which Mr. Nuttall has sole investment power and sole voting power. An additional 200,000 shares were owned as of that date by G-BAN Inc., a corporation owned by members of the immediate family of Mr. Nuttall and a corporation of which Mr. Nuttall serves as Secretary and Treasurer and a member of its Board of Directors. As a director of G-BAN Inc., Mr. Nuttall shares the power to direct the vote and direct the disposition of the shares held by G-BAN Inc.

    Transcontinental      Statesman Group, Inc.                      250 (6)                   20%
    Drilling Company,     King & George Streets
     Inc. $1.00 p.v.      Nassau, Bahamas
      Common Stock


         Statesman Group, Inc. is an international business corporation organized under the laws of the Bahamas. Statesman's principal business is the making of investments in the United States and elsewhere. Statesman is currently a holding company for the securities acquired by it in the 1993 Transaction. Both its principal business and principal office is located at King & George Streets, Nassau, Bahamas. The William R. Ponsoldt, Sr. Irrevocable Trust dated April 15, 1991 is the controlling person of Statesman. The William R. Ponsoldt Sr. Trust is an irrevocable trust for the benefit of William R. Ponsoldt, Jr., a director of the Company, Tracey A. Ponsoldt, now married and sometimes known as Tracey A. Powers, and Christopher J. Ponsoldt, all children of William R. Ponsoldt, Sr. The acting trustee of the William R. Ponsoldt, Sr. Irrevocable Trust dated April 15, 1991 has the sole right to control the disposition of and vote the Regency securities acquired by Statesman and the irrevocable proxies over Regency Common Stock delivered to Statesman pursuant to the terms of the 1993 Transaction.

         On February 1, 1996, Mr. Nuttall was elected as President and Chief Executive Officer of Regency Affiliates, Inc. As an inducement for Mr. Nuttall to assume his offices and enter into the employment agreement with Regency Affiliates, Inc. heretofore described, the Company issued to Mr. Nuttall 466,667 shares of the Company's $0.40 p.v. Common Stock. G-BAN Inc. is a corporation organized under the laws of the State of Illinois. All of the issued and outstanding shares of G-BAN Inc. are owned directly by Mr. Nuttall's wife and children. G-BAN Inc. received 200,000 shares of the Company's $0.40 p.v. Common Stock from the Company as part of the finder's fee paid by the Company for the acquisition by the Company of its partnership interest in Security Land And Development Company Limited Partnership. Mr. Nuttall disclaims the right to acquire beneficial ownership of the shares held by G-BAN Inc.

         Security ownership of management.

         The following tables set forth as of February 1, 1996 the number of shares of Regency's on $0.40 p.v. Common Stock beneficially owned by each director and by all executive officers and directors of Regency as a group as of such date. Unless otherwise indicated, each person has sole voting and investment powers with respect to the shares indicated.





____________________

        (6) The nature of beneficial ownership is sole investment power and sole voting power as to all shares listed.

                            (2) Name of   beneficial       (3) Amount and nature of      (4) Percent of
                                --------------------           ----------------- --          ----------
   (1) Title of class                 owner                  beneficial ownership             class
       --------------                 -----                  --------------------             -----



   Regency Affiliates,         Gary K. Nuttall and                  666,667 (7)               5.7%
     Inc. $0.40 p.v.               G-BAN Inc.
      Common Stock
   Regency Affiliates,          Larry J. Horbach                    385,204 (8)               3.3%
     Inc. $0.40 p.v.
      Common Stock


   Regency Affiliates,          Eunice M. Antosh                     62,345                   0.5%
     Inc. $0.40 p.v.
      Common Stock


   Regency Affiliates,     All officers and directors             1,114,216                   9.6%
     Inc. $0.40 p.v.       as a group (3 individuals)
      Common Stock

Cumulative Senior Preferred $100 Series-C Stock

         As of December 31, 1995 certain members of the Board of Directors of Regency Affiliates, Inc. held warrants to purchase Cumulative Senior Preferred $100 Series-C Stock from Statesman Group, Inc., as follows: William R. Ponsoldt, Jr. (warrants to purchase 1,000 shares); Pamlyn Kelly, Ph.D. (warrants to purchase 1,000 shares); and Martin J. Craffey (warrants to purchase 1,000 shares).





____________________

        (7) See footnote 5 supra.

        (8) An irrevocable proxy with respect to 375,205 of these shares, so long as the shares are held by Mr. Horbach, was given to Statesman Group, Inc. as part of the 1993 Transaction.

Series-D Junior Preferred Stock - $10 Stated Value

         Larry J. Horbach holds 1,238 shares of the Series-D Junior Preferred Stock - $10 Stated Value over which he has sole voting power and sole investment power.


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Transactions with management and others.

         During the fiscal year ending December 31, 1995, the Company made payments of interest and principal to Statesman aggregating $25,211, leaving a principal balance due Statesman at year end of $80,000.

         Reference is made to Part III, Item 12, page 26 of this report for a description of the transactions with Mr. Gary K. Nuttall which resulted in Mr. Nuttall becoming a director and an executive officer of the Company and receiving the securities described therein.

         Certain business relationships.

         At the end of Regency Affiliates, Inc.'s last fiscal year the Company had no indebtedness to Larry J. Horbach.

         Indebtedness of Management.

         Reference is made to "Non-Qualified Stock Options" under Part III,
Item 11.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM
                 8-K.

Financial information:

(2)      Exhibits

                 See Index to Exhibits

(3) Certain schedules are omitted because of the condition under which they are required or because the required information is included in the financial statements or notes thereof.

(4) Reports on Form 8-K during the fourth quarter of the Company's fiscal year:

         None.

SUBSEQUENT EVENTS

         Reference is made to Part III, Item 12, page 26 of this report for a description of the transactions with Mr. Gary K. Nuttall which resulted in Mr. Nuttall becoming a director and an executive officer of the Company and receiving the securities described therein.





            (The balance of this page was intentionally left blank).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           REGENCY AFFILIATES, INC.
                       -------------------------------
                                  (Registrant)


3/27/96                                              /s/ Gary K. Nuttall
__________                                       By: __________________________
Date                                                 Gary K. Nuttall, President



         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

DATE                                                                SIGNATURE AND TITLE
- ----                                                                -------------------


3/27/96                                                                   /s/ Gary K. Nuttall
- ---------------                                                           ----------------------------------------------
Date                                                                      Gary K. Nuttall, President


3/27/96                                                                   /s/Eunice Antosh
- -----------------                                                         ------------------------------------------
Date                                                                      Eunice Antosh, Secretary


3/27/96                                                                   /s/ Stephenie Carey
- -----------------                                                         -----------------------------------------
Date                                                                      Stephanie Carey,*
                                                                          Director


3/27/96                                                                   /s/ Martin J. Craffey
- ---------------                                                           -------------------------------------------
Date                                                                      Martin J. Craffey,*
                                                                          Director


3/27/96                                                                  /s/ Larry J. Horbach
- -----------------                                                        -----------------------------------------
Date                                                                     Larry J. Horbach,*
                                                                         Director


3/27/96                                                                  /s/ Pamlyn Kelly, Ph.D.
- -----------------                                                        ------------------------------------------
Date                                                                     Pamlyn Kelly, Ph.D.,*
                                                                         Director


3/27/96                                                                    /s/ Gary K. Nuttall
- ----------                                                                ------------------------------------
Date                                                                     Gary K. Nuttall,*
                                                                         Director



 3/27/96                                                                   /s/ William R. Ponsoldt, Jr.
- -----------                                                               -------------------------------------
Date                                                                      William R. Ponsoldt, Jr.,*
                                                                          Director





                                                                         *By /s/ Gary K. Nuttall
                                                                            -------------------------------------
                                                                            Gary K. Nuttall,
                                                                            Attorney-in-fact

                               INDEX TO EXHIBITS

Exhibit No.                         Description of Document
- -----------                         -----------------------

    1 (a)                           Agreement For Acquisition among Regency Affiliates, Inc., Statesman
                                    Group, Inc., and National Resource Development Corporation, as amended, and incorporated herein by reference

    1 (b)                           Irrevocable Proxies over 855,991 shares of Regency's $0.40 par value
                                    Common Stock, and incorporated herein by reference

    1 (c)                           National Resource Development Corporation Assignment and Assumption
                                    Agreement, and incorporated herein by reference

    1 (d)                           Security Land And Development Company Limited Partnership
                                    Agreement, as amended, filed as Exhibit 1(a) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference

    1 (e)                           Letter Agreement dated November 17, 1994 between TCG Management
                                    Corporation and Regency Affiliates, Inc., filed as Exhibit 1(b) to
                                    Registrant's Annual Report on Form 10-K for the year ended December 31,
                                    1994, and incorporated herein by reference

    1 (f)                           Security Land And Development Company Limited Partnership Irrevocable
                                    Written Instruction Concerning Payments From Escrow Fund, filed as
                                    Exhibit 1(c) to Registrant's Annual Report on Form 10-K for the year ended
                                    December 31, 1994, and incorporated herein by reference

    1 (g)                           Audited financial statement for Security Land And Development Company
                                    Limited Partnership, filed as Exhibit 1(d) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference


     3 (a)                          Certificate of Incorporation of Registrant filed at Exhibit 6.1 to
                                    Registrant's Registration Statement on Form S-14, Registration No. 2-66923
                                    1 (a), p. E-1 Agreement For Acquisition among Regency Affiliates, Inc.,
                                    Statesman Group, Inc., and National Resource Development Corporation, as
                                    amended, and incorporated herein by reference


     3 (b)                          Certificate of Amendment of Certificate of Incorporation of Registrant filed at Exhibit 3.2 to Registrant's Annual Report on Form 10-K, and incorporated herein by reference

     3 (c)                          Certificate of Amendment of Certificate of Incorporation filed February 15, 1988, and incorporated herein by reference

     3 (d)                          By-laws of Registrant filed at Exhibit 3.4 to Registrant's Registration
                                    Statement on Form S-1, Registration No. 2-86906, and incorporated herein by reference

     4                              Certificate of Designation - Series A Cumulative $10 Convertible
                                    Preferred Stock, $.10 par value, filed as Exhibit to Form 8-K dated
                                    June 19, 1989, and incorporated herein by reference

     4 (a)                          Restated Certificate of Designation Series A $10 Convertible Preferred
                                    Stock, $.10 par value filed as Exhibit to Form 10-K dated June 7, 1993 and incorporated herein by reference

     4 (b)                          Certificate of Designation - Series B Preferred Stock, $10 Stated Value,
                                    $.10 Par Value filed as Exhibit to Form 10-K dated June 7, 1993 and incorporated herein by reference

     4 (c)                          Certificate of Designation - Series C Preferred Stock, $100 Stated Value,
                                    $.10 Par Value filed as Exhibit to Form 10-K dated June 7, 1993 and incorporated herein by reference

     4 (d)                          Certificate of Designation - Series D Junior Preferred Stock, $10 Stated
                                    Value, $.10 Par Value filed as Exhibit to Form 10-K dated June 7, 1993 and incorporated herein by reference

     4 (e)                          Certificate of Designation, Preferences and Rights of Cumulative Senior
                                    Preferred Stock $100, Series C and incorporated herein by reference

     4 (f)                          Specimen of Certificate representing Cumulative Senior Preferred Stock $100,
                                    Series C and incorporated herein by reference

     4 (g)                          Specimen of Certificate representing Warrants and incorporated herein by reference

     4 (h)                          Restated Certificate of Designation of Preferences and Rights of Cumulative
                                    Senior Preferred $100, Series-C Stock, filed as Exhibit 4(a) to

                                    Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference

    4 (i)                           Certificate of Designation of Preferences and Rights of Cumulative Contingent
                                    Convertible Senior Preferred $100, Series-E Stock, filed as Exhibit 4(b) to
                                    Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference

    4 (j)                           Specimen Certificate for Cumulative Contingent Convertible Senior Preferred
                                    $100, Series-E Stock, filed as Exhibit 4(c) to Registrant's Annual Report on
                                    Form 10-K for the year ended December 31, 1994, and incorporated herein by reference

    9                               Letter dated November 30, 1994 from R.L. Quint & Co. to Regency Affiliates,
                                    Inc., filed as Exhibit 4(c) to Registrant's Annual Report on Form 10-K for
                                    the year ended December 31, 1994


    10                              1984 Incentive Stock Option filed as exhibit to Registrants' 1984 Proxy
                                    Statement, and incorporated herein by reference

    10 (a)                          Agreement For Acquisition among Regency Affiliates, Inc., Statesman Group,
                                    Inc., and National Resource Development Corporation filed as Exhibit to
                                    Form 10-K dated June 7, 1993 and incorporated herein by reference

    10 (b)                          Agreement between Regency Affiliates, Inc. and Edward G. Harshfield, as
                                    amended and incorporated herein by reference

    10 (c)                          Agreement dated July 25, 1994 between Edward G. Harshfield and Regency
                                    Affiliates, Inc., filed as Exhibit 10(a) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

    10 (d)                          Agreement dated July 21, 1994 between Gary F. Spahn and Regency Affiliates,
                                    Inc., filed as Exhibit 10(b) to Registrant's Annual Report on Form 10-K for
                                    the year ended December 31, 1994

    10 (e)                          Letter Agreement dated February 7, 1995 between L.J. Horbach & Associates,
                                    Inc., filed as Exhibit 10(c) to Registrant's Annual Report on Form
                                    10-K for the year ended December 31, 1994

    22                              Schedule of Registrant's subsidiaries, and incorporated herein by reference


    28                              Private Placement Offering Memorandum dated June 3, 1991 offering
                                    $400,000 of Regency Restructuring Serial Promissory Notes filed as
                                    Exhibit to Form 10-K dated June 7, 1993 and incorporated herein by reference


EXHIBITS FILED HEREWITH:

Exhibit No.                         Description of Document
- -----------                         -----------------------

4.1, p. E-1                         Certificate of Designation - Series C Preferred Stock, $100 Stated Value,
                                    $.10 Par Value

10.1, p. E-12                       Agreement executed February 1, 1996 between Gary K. Nuttall and
                                    Regency Affiliates, Inc.

Exhibit 13

24.1, p. E-23                       Power of Attorney for Stephanie Carey

24.2, p. E-25                       Power of Attorney for Martin J. Craffey

24.3, p. E-27                       Power of Attorney for Larry J. Horbach

24.4, p. E-29                       Power of Attorney for Pamlyn Kelly, Ph.D.

24.5, p. E-31                       Power of Attorney for William R. Ponsoldt, Jr.

27.1                                Financial Data Schedule

99.1, p. E-49                       Certified resolution of the Board of Directors of Regency Affiliates, Inc.
                                    authorizing the use of powers of attorney to execute this report on Form 10-
                                    K dated March 20, 1996
