Form 10-Q
REGENCY AFFILIATES INC
filed 1996-05-20
CIK 99249

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



      FOR THE QUARTER ENDED  March 31, 1996  COMMISSION FILE NO. 1-4766



                           REGENCY AFFILIATES, INC.
            (Exact Name Of Registrant As Specified In Its Charter)

            Delaware                                                    72-0888772
            --------                                                    ----------
    (State or other jurisdiction of                                    (IRS Employer
    incorporation or organization)                                  Identification Number)

   381 Robinwood Lane, Wheaton, IL                                         60187
   -------------------------------                                         -----
   (Address of principal executive offices)                              (Zip Code)

   10842 Old Mill Road #5, Omaha, Nebraska                                  68154
   ---------------------------------------                                  -----
   (Address of administrative offices)                                    (Zip Code)


    Registrant's Telephone Number (executive office)  including Area Code:
                                (708)690-8684
  Registrant's Telephone Number (administrative office), including Area Code:
                                (402)330-8750)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes   X                            No
                     -----                             -----

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

$.40 Par Value Common Stock- 11,655,664 shares as of March 31, 1996.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . .  15

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

REGENCY AFFILIATES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


         The following pages contain the information required by Part I, Item 1.

                   REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

                                                                         DECEMBER 31,
                                                   MARCH 31, 1996           1995
                                                   --------------        ------------
  ASSETS                                            (UNAUDITED)
  CURRENT ASSETS
           Cash                                     $    7,844            $   39,689
           Accounts receivable                           2,691                 2,691
           Prepaid expenses                             20,710                ---
                                                    ----------            ----------
                                                        31,245                42,380
                                                    ----------            ----------

  OTHER ASSETS
           Investment in partnership                 4,623,227             4,068,056
           Inventory                                   850,000               850,000
           Other                                       113,116                19,712
                                                    ----------            ----------
                                                     5,586,343             4,937,768
                                                    ----------            ----------
                   Total assets                     $5,617,588            $4,980,148
                                                    ==========            ==========


                                                                               MARCH 31, 1996       DECEMBER 31, 1995
                                                                               --------------       -----------------
                                                                                (Unaudited)
  LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
           Notes payable - related party                                         $   80,000            $   80,000
           Accounts payable                                                          64,769                95,980
           Accrued expenses                                                         112,132                79,816
                                                                                 ----------            ----------
               Total current liabilities                                            256,901               255,796
                                                                                 ----------            ----------
  LONG-TERM DEBT                                                                    329,000               323,000

  MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                    103,249               106,449

  SERIAL PREFERRED STOCK SUBJECT TO MANDATORY
  REDEMPTION                                                                        375,254               368,254

  SHAREHOLDERS' EQUITY
           Serial preferred stock not subject to mandatory redemption
           (maximum liquidation preference, $24,885,382)                          1,052,988             1,052,988

           Common stock, par value $.40, authorized 25,000,000 shares issued and outstanding 11,655,664 and 11,188,997 shares
           (net of 22,460 treasury shares)                                        4,642,975             4,456,308

           Paid in capital                                                          140,000               140,000

           Readjustment resulting from quasi-reorganization at
           December 31, 1987                                                    (1,670,596)           (1,670,596)

           Accumulated earnings (deficit)                                           387,817              (52,051)
                                                                                 ----------            ----------
                   Total shareholders' equity                                     4,553,184             3,926,649
                                                                                 ----------            ----------
                   Total liablities and shareholders' equity                     $5,617,588            $4,980,148
                                                                                 ==========            ==========

                   REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                                           Three Months
                                                                                          Ended March 31,
                                                                                       ----------------------
                                                                                         1996          1995
                                                                                       --------      --------
  NET SALES                                                                            $   ---        $   ---

  OPERATING EXPENSES
           General and administrative expenses                                          171,265        50,994
           Other Expenses                                                                 ---             ---
           Interest expense                                                               7,680        14,970
                                                                                       --------      --------
  INCOME (LOSS) FROM OPERATIONS

  INCOME FROM EQUITY INVESTMENT IN PARTNERSHIP                                          658,400       376,000
                                                                                       --------      --------
  INCOME  BEFORE INCOME TAX EXPENSE AND MINORITY
  INTEREST                                                                              479,455       310,036

  INCOME TAX EXPENSE                                                                   (20,000)      (50,000)

  MINORITY INTEREST                                                                       1,200         1,500
                                                                                       --------      --------
  NET INCOME                                                                           $460,655      $261,536
                                                                                       ========      ========
  NET INCOME APPLICABLE TO COMMON STOCK (after
  accrued preferred stock dividends of $15,789, and
  $12,616 respectively and preferred stock
  accretion of $7,000 in 1996).                                                        $437,866      $248,920
                                                                                       ========      ========
  NET INCOME PER SHARE
     Primary                                                                           $    .04      $   . 02
                                                                                       ========      ========
     Fully diluted                                                                     $    .03      $    .02
                                                                                       ========      ========

                   REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)

                                                                                       1996                  1995
                                                                                     ---------            ---------
  CASH FLOWS FROM OPERATING ACTIVITIES
           Net Income (loss)                                                         $ 460,655            $ 261,536
           Adjustments to reconcile net income to net cash used by
           operating activities:
             Minority interest                                                         (1,200)               (1,500)
             Stock issued for salaries and benefits                                     93,334                ---
             Income from equity investment in partnership                            (658,400)             (376,000)
             Distribution of equity earnings from partnership                          103,229              100,000
             Interest amortization on long-term debt                                     6,000                7,500
             Changes in operating assets and liabilities:
               Prepaid expenses                                                       (20,710)              (39,911)
               Other assets                                                               (71)              (53,331)
               Accounts payable                                                       (31,211)               61,949
               Accrued liabilities                                                      30,318                1,181
                                                                                     ---------            ---------
                  Net cash used by operating activities                               (16,056)              (38,576)
                                                                                     ---------            ---------

  CASH FLOWS FROM FINANCING ACTIVITIES
           Net short-term borrowings (payments)                                          ---                (25,800)
           Proceeds from issuance of preferred stock                                     ---                152,000
           Proceeds from issuance of common stock                                        ---                 48,000
           Preferred stock dividends paid                                             (15,789)                ---
           Offering costs                                                                ---                (40,000)
                                                                                     ---------            ---------
                   Net cash provided by financing activities                          (15,789)              134,200
                                                                                    ----------              -------
  INCREASE (DECREASE) IN CASH                                                         (31,845)               95,624

  CASH-BEGINNING                                                                        39,689              150,027
                                                                                     ---------            ---------
  CASH-ENDING                                                                       $    7,844             $245,651
                                                                                    ==========             ========



  The accompanying notes are an integral part of these financial statements.

                   REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A. BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.
                 For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1995.

         B. PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Regency Affiliates, Inc. (the "Company") and its 80% owned subsidiaries National Resource Development Corporation ("NRDC"), Transcontinental Drilling Company ("Drilling") and RegTransco, Inc. ("RTI"). All significant intercompany balances and transactions have been eliminated in consolidation.

         C. EARNINGS PER SHARE - Primary earnings per share are computed by dividing net income attributable to common shareholders (net income less preferred stock dividend requirements and periodic accretion) by the weighted average number of common and dilutive equivalent shares outstanding during the year. Fully diluted earnings per share computations assume the conversion of Series E, Series B, and Junior Series D preferred stock during the period that the preferred stock issues were outstanding. If the result of these assumed conversions is dilutive, the dividend requirements and periodic accretion for the preferred stock issues are reduced.

         D. INVENTORY - Inventory, which consists of aggregate, is stated at lower of cost or market. Liens have been attached to the aggregate inventory by the note payable to the related party and the holders of the zero coupon bonds. The Company is also subject to a royalty agreement which requires the payment of certain royalties to a previous owner of the aggregate inventory upon sales of the aggregate.

         E. INCOME TAXES - Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax basis of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those temporary differences that have future tax consequences using the current enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. In some situations SFAS 109 permits the recognition of expected benefits of utilizing net operating loss and tax credit carryforwards. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will, more likely than not, be realized. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.

         F. In March 1995, the Financial Accounting Standards Board issued a new standard (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The Company adopted SFAS 121 in the first quarter of 1996 which has not had an effect on its financial position or results of operations.

                   REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 2.  INVESTMENT IN PARTNERSHIP


                 In November 1994, the Company invested $350,000 for a limited partnership interest in Security Land and Development Company Limited Partnership ("Security"), which owns and operates an office complex. The Company has limited voting rights and is entitled to be allocated 95% of the profit and loss of the partnership until October 31, 2003 (the lease termination date of the sole tenant of the office complex) and 50% thereafter. The Company is to receive certain limited cash flow after debt service, and a contingent equity build-up depending upon the value of the project upon termination of the lease. The Company is also entitled to receive certain management fees relating to the partnership.

                 Security was organized to own and operate, for investment purposes, a building of approximately 717,000 square feet consisting of a two-story office building and a connected six-story office tower. The building was purchased by Security in 1986 and is located on approximately 34.3 acres of land which is also owned by Security. The building has been occupied by the United States Social Security Administration's Office of Disability and International Operations for approximately 22 years under leases between the United States of America, acting by and through the General Services Administration ("GSA"). Effective November 1, 1994, Security and the GSA entered into a nine-year lease (the "Lease") for 100% of the building. Security has received an opinion of the Assistant General Counsel to the GSA that lease payments are not subject to annual appropriation by the United States Congress and the obligations to make such payments are unconditional general obligations of the United States Government.

                 The Company accounts for the investment in partnership on the equity method, whereby the carrying value of the investment is increased or decreased by the Company's allocable share of income or loss. The investment in partnership included in the Consolidated Balance Sheet at March 31, 1996 was $4,623,227. The income from the Company's equity investment in the partnership for the three months ended March 31, 1996 was $658,400.

                   REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                 Summarized operating data for Security for the three months ended March 31, 1996 is as follows:



                    Revenues                                                    $2,835,373
                    Operating Expenses                                             788,556
                    Depreciation and Amortization                                  462,001
                    Interest Expense, Net                                          891,764
                                                                                ----------

                          Net Income                                            $  693,052
                                                                                ==========

NOTE 3.  STOCK OFFERING

         Through a private placement memorandum dated November 18, 1994, the Company offered for sale 80 units of securities, each unit consisting of 88.5 shares of 12.5% cumulative convertible Series E preferred stock and 6,000 shares of common stock. The units were priced at $10,000 per unit. As of March 31, 1996, subscriptions for 57 units were received netting the Company $477,254 after offering costs of $92,746.


NOTE 4.  INCOME TAXES

         As referred to in Note 1, the Company adopted SFAS 109, "Accounting for Income Taxes," effective January 1, 1993. The deferred taxes are the result of long-term temporary differences between financial reporting and tax reporting for earnings from the Company's partnership investment in Security Land and Development Company Limited Partnership related to depreciation and amortization and the recognition of income tax carryforward items.

                   REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                 At March 31, 1996, the Company's net deferred tax asset, utilizing a 34% effective tax rate, consists of:

         Deferred tax assets:
               Investment partnership earnings                                                  $  1,230,000
               Net operating loss carryforwards                                                   14,850,000
                                                                                                ------------
         Total deferred tax assets before valuation
               allowance                                                                          16,080,000

         Valuation allowance                                                                     (16,080,000)
                                                                                                ------------
               Net deferred tax asset                                                            $       -0-
                                                                                                 ===========

                 The valuation allowance was established to reduce the net deferred tax asset to the amount that will more likely than not be realized. This reduction is necessary due to uncertainty of the Company's ability to utilize the net operating loss and tax credit carryforwards before they expire.

                 For regular federal income tax purposes, the Company has remaining net operating loss carryforwards of approximately $44,000,000. These losses can be carried forward to offset future taxable income and, if not utilized, will expire in varying amounts beginning in the year 2000.

                 For the three months ended March 31, 1996, the tax effect of net operating loss carryforwards reduced the current provision for federal income taxes by approximately $140,000. The Company provided $20,000 for taxes which relates to the alternative minimum tax.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES.

                 In the last quarter of 1994, Regency Affiliates, Inc. commenced a private placement of its Cumulative Convertible $100 Series-E Preferred Stock and $0.40 p.v. Common Stock (the "Private Placement") in a transaction reported on Form D, Notice of Sale of Securities Pursuant To Regulation D, filed with the Securities and Exchange Commission on November 23, 1994, the contents of which are incorporated herein by reference thereto. The offering was concluded after the Company had placed 57 units for a total of $570,000. The proceeds of the offering were used to cover negative operating cash flows in 1995.

                 The investment in Security Land And Development Company Limited Partnership should provide the Company with management fees of at least $100,000 per annum until 2003. In the quarter ending March 31, 1996, the Company's income from its equity investment in the Partnership was $658,400.

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

                 As part of the 1993 Transaction with NRDC, the Company received a working capital loan of $100,000 from Statesman Group, Inc., which loan matured on July 7, 1995 and carries a 10% interest obligation payable quarterly in arrears. Statesman has agreed to extend the maturity of its loan beyond 1995, to a date yet to be determined. During 1994, the Company paid Statesman $15,509 in interest and $97,464 in principal, bringing the loans current as of December 31, 1994. As of March 31, 1995, the

Company had a principal balance outstanding on notes payable to Statesman of $80,000.

RESULTS OF OPERATIONS.

         Operations of Regency Affiliates, Inc. and its subsidiaries in the quarter ending March 31, 1996 were limited to the Company's ongoing effort to secure acquisitions and/or business combinations to provide the Company with material operations and cash flow. General and administrative expense includes an expense of $93,334 resulting from the issuance of 233,333 shares of common stock to Mr. Nuttall as part of his compensation arrangement with the Company. An additional $93,333 (233,333 shares) has been deferred until Mr. Nuttall has met certain obligations in the employment agreement.

         The statement of operations reflects the income from investment in Security of $658,400 for the three months ended March 31, 1996, which represents 95% of the net income of Security Land and Development Company Limited Partnership. Interest expense includes interest on NRDC's zero coupon bonds, and the loan to Statesman.

PART II -- OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

         The Company has been named a defendant in Ronald C. Bourg, et al. v. Continental Oil Company, Case No. 95-3192, United States District Court, Eastern District of Louisiana, New Orleans Division, a personal injury action arising from an alleged injury to the plaintiff while working on a stationary platform in the Gulf of Mexico. The Company has denied all liability and has requested a voluntary dismissal from the plaintiff on the grounds that the Company was misidentified as an oil and gas pipeline operator.

ITEM 2.    CHANGES IN SECURITIES.

           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

         There have been no defaults in the payment of principal or interest with respect to any senior indebtedness of Regency Affiliates, Inc.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to the vote of security holders during the reporting period ending March 31, 1996.

ITEM 5.    OTHER INFORMATION.

           None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




        ____________________REGENCY AFFILIATES, INC.____________________

                                  (Registrant)



           5/17/96                                   By: /s/ Gary K. Nuttall
----------------------------                             ----------------------
            Date                                             Gary K. Nuttall
