Form 10-Q/A
period 1996-03-31
REGENCY AFFILIATES INC
filed 1996-05-21
CIK 99249

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                 FORM 10-Q/A



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
                                                                                 ==========            ==========

                   REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                                           Three Months
                                                                                          Ended March 31,
                                                                                       ----------------------
                                                                                         1996          1995
                                                                                       --------      --------
  NET SALES                                                                            $   ---        $   ---

  OPERATING EXPENSES
           General and administrative expenses                                          171,265        50,994
           Other Expenses                                                                 ---             ---
           Interest expense                                                               7,680        14,970
                                                                                       --------      --------
  INCOME (LOSS) FROM OPERATIONS                                                        (178,945)      (65,964)

  INCOME FROM EQUITY INVESTMENT IN PARTNERSHIP                                          658,400       376,000
                                                                                       --------      --------
  INCOME  BEFORE INCOME TAX EXPENSE AND MINORITY
  INTEREST                                                                              479,455       310,036

  INCOME TAX EXPENSE                                                                   (20,000)      (50,000)

  MINORITY INTEREST                                                                       1,200         1,500
                                                                                       --------      --------
  NET INCOME                                                                           $460,655      $261,536
                                                                                       ========      ========
  NET INCOME APPLICABLE TO COMMON STOCK (after
  accrued preferred stock dividends of $15,789, and
  $12,616 respectively and preferred stock
  accretion of $7,000 in 1996).                                                        $437,866      $248,920
                                                                                       ========      ========
  NET INCOME PER SHARE
     Primary                                                                           $    .04      $   . 02
                                                                                       ========      ========
     Fully diluted                                                                     $    .03      $    .02
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




        ____________________REGENCY AFFILIATES, INC.____________________

                                  (Registrant)



           5/17/96                                   By: /s/ Gary K. Nuttall
- ----------------------------                             ----------------------
            Date                                             Gary K. Nuttall
