Form 10-Q
period 1996-06-30
REGENCY AFFILIATES INC
filed 1996-08-19
CIK 99249

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTER ENDED June 30, 1996 COMMISSION FILE NO. 1-4766
                               -------------                     -------

                            REGENCY AFFILIATES, INC.
                            ------------------------
             (Exact Name Of Registrant As Specified In Its Charter)

         Delaware                                           72-0888772
         --------                                           ----------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                         Identification Number)

381 Robinwood Lane, Wheaton, IL                              60187
- -------------------------------                              -----
(Address of principal executive offices)                   (Zip Code)

10842 Old Mill Road #5, Omaha, Nebraska                      68154
- ---------------------------------------                      -----
(Address of administrative offices)                        (Zip Code)

     Registrant's Telephone Number (executive office) including Area Code:
(708)690-8684 Registrant's Telephone Number (administrative office), including Area Code: (402)330-8750

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

$.40 Par Value Common Stock- 11,655,664 shares as of June 30, 1996.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements...........................................................................3

Item 2.           Management's  Discussion  and  Analysis  of  Financial Condition and Results of
                  Operations....................................................................................13

PART II -- OTHER INFORMATION

Item 1.           Legal Proceedings.............................................................................15

Item 2.           Changes in Securities.........................................................................15

Item 3.           Defaults Upon Senior Securities...............................................................15

Item 4.           Submission of Matters to a Vote of Security Holders...........................................15

Item 5.           Other Information.............................................................................15

Item 6.           Exhibits and Reports on Form 8-K..............................................................15

REGENCY AFFILIATES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

         The following pages contain the information required by Part I, Item 1.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                           DECEMBER 31,
                            JUNE 30, 1996     1995
                             -----------   -----------
ASSETS                       (UNAUDITED)
CURRENT ASSETS
 Cash                        $ 2,963,700   $    39,700
 Accounts receivable               2,700         2,700
 Prepaid expenses                 18,400          --
                             -----------   -----------
                               2,984,800        42,400
                             -----------   -----------
OTHER ASSETS
 Investment in partnership     5,674,400     4,068,100
 Inventory                       850,000       850,000
 Other                           568,000        19,700
                             -----------   -----------
                               7,092,400     4,937,800
                             -----------   -----------

         Total Assets        $10,077,200   $ 4,980,200
                             ===========   ===========

                                                                         June 30,1996
                                                                         ------------    December  31,
                                                                          (Unaudited)        1995
                                                                                             ----
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

 Notes payable - related party                                           $     80,000    $     80,000
 Accounts payable                                                              65,400          96,000
 Accrued expenses                                                             287,800          79,800
                                                                         ------------    ------------

             Total current liabilities                                        433,200         255,800
                                                                         ------------    ------------
LONG-TERM DEBT                                                              3,835,000         323,000

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                102,000         106,400

SERIAL PREFERRED STOCK SUBJECT TO MANDATORY
REDEMPTION                                                                    382,300         368,300

SHAREHOLDERS' EQUITY
 Serial preferred stock not subject to mandatory redemption (maximum
 liquidation preference, $24,885,382)                                       1,053,000       1,053,000

 Common stock, par value $.40, authorized 25,000,000 shares issued and outstanding 11,655,664 and 11,188,997 shares (net of 22,460
 treasury shares)                                                           4,643,000       4,456,300

 Paid in capital                                                              140,000         140,000

 Readjustment resulting from quasi-reorganization at December 31,
 1987                                                                      (1,670,600)     (1,670,600)

 Accumulated earnings (deficit)                                             1,159,300         (52,000)
                                                                         ------------    ------------

         Total shareholders' equity                                         5,324,700       3,926,700
                                                                         ------------    ------------

          Total Liabilities and Shareholders' Equity                     $ 10,077,200    $  4,980,200
                                                                         ============    ============

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                 Three Months                 Six Months
                                                 Ended June 30,               Ended June 30,
                                                 --------------               --------------

                                             1996           1995           1996           1995
                                          -----------    -----------    -----------    -----------
NET SALES                                 $      --      $      --      $      --      $      --


OPERATING EXPENSES
 General and administrative expenses           96,000         80,100        267,200        131,100
 Other Expenses
 Interest expense                              22,500          9,400         30,200         24,400
                                          -----------    -----------    -----------    -----------
INCOME (LOSS) FROM OPERATIONS                (118,500)       (89,500)      (297,400)      (155,500)
                                          -----------    -----------    -----------    -----------

INCOME FROM EQUITY INVESTMENT
IN PARTNERSHIP                              1,051,200        311,000      1,709,600        687,000
                                          -----------    -----------    -----------    -----------

INCOME  BEFORE INCOME TAX
EXPENSE AND MINORITY INTEREST                 932,700        221,500      1,412,200        531,500


INCOME TAX EXPENSE                           (139,700)       (40,000)      (159,700)       (90,000)

MINORITY INTEREST                               1,200            900          2,400          2,400
                                          -----------    -----------    -----------    -----------

NET INCOME                                $   794,200    $   182,400    $ 1,254,900    $   443,900
                                          ===========    ===========    ===========    ===========

NET INCOME APPLICABLE TO
COMMON STOCK (after accrued preferred
stock dividends of $15,800, $15,800,
$31,600, and $28,400, respectively and
preferred stock accretion of $7,000 and
$14,000 in 1996.)                         $   771,400    $   166,000    $ 1,209,300    $   415,500
                                          ===========    ===========    ===========    ===========
NET INCOME PER SHARE
   Primary                                     $  .07         $  .02         $  .11         $  .04
                                               $  .06         $  .01         $  .09         $  .03
   Fully diluted

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

                                                                         1996           1995
                                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (loss)                                                   $ 1,254,900    $   443,900
 Adjustments to reconcile net income to net cash used by operating activities:
   Minority interest                                                      (2,400)        (2,400)
   Stock issued for salaries and benefits                                 93,300           --
   Income from equity investment in partnership                       (1,709,600)      (687,000)
   Distribution of equity earnings from partnership                      103,200        100,000
   Interest amortization on long-term debt                                12,000         12,000
   Changes in operating assets and liabilities:
     Prepaid expenses                                                    (18,400)       (33,600)
     Other assets                                                            400        (61,600)
     Accounts payable                                                    (30,500)        49,000
     Accrued liabilities                                                 192,200         63,500
                                                                     -----------    -----------
        Net cash used by operating activities                        $  (104,900)   $  (116,200)
                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net short-term borrowings (payments)                                       --          (25,800)
 Proceeds from issuance of long-term debt                              3,500,000           --
 Proceeds from issuance of common stock                                     --           52,800
 Proceeds from issuance of preferred stock                                  --          167,200
 Preferred stock dividends paid                                          (15,800)          --
 Debt issuance and offering costs                                       (455,300)       (44,200)
                                                                     -----------    -----------
         Net cash provided by financing activities                     3,028,900        150,000
                                                                     -----------    -----------
INCREASE (DECREASE) IN CASH                                            2,924,000         33,800

CASH-BEGINNING                                                            39,700        150,100
                                                                     -----------    -----------
CASH-ENDING                                                          $ 2,963,700    $   183,900
                                                                     ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES

     A. Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10- K for the year ended December 31, 1995.

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

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 2.  INVESTMENT IN PARTNERSHIP

         In November 1994, the Company invested $350,000 for a limited partnership interest in Security Land and Development Company Limited Partnership ("Security"), which owns and operates an office complex (the "Property"). The Company has limited voting rights and is entitled to be allocated 95% of the profit and loss of the partnership until October 31, 2003 (the lease termination date of the sole tenant of the Property) and 50% thereafter. The Company is to receive certain limited cash flow after debt service during the lease term and will receive proceeds from the sale or refinancing of the Property, if any. The Company is also entitled to receive certain management fees relating to the partnership.

         Security was organized to own and operate a building of approximately 717,000 square feet consisting of a two-story office building, a connected six-story office tower and approximately 34.3 acres of land. The Property was purchased by Security in 1986. The Property has been occupied by the United States Social Security Administration's Office of Disability and International Operations for more than 24 years under leases between the United States of America, acting by and through the General Services Administration ("GSA"). Effective November 1, 1994, Security and the GSA entered into a nine-year lease (the "Lease") for 100% of the Property. Security has received an opinion of the Assistant General Counsel to the GSA that lease payments are not subject to annual appropriation by the United States Congress and the obligations to make such payments are unconditional general obligations of the United States Government.

         The Company accounts for the investment in partnership on the equity method, whereby the carrying value of the investment is increased or decreased by the Company's allocable share of income or loss. The investment in partnership included in the Consolidated Balance Sheet at June 30, 1996 was $5,674,400. The income from the Company's equity investment in the partnership for the six months ended June 30, 1996 was $1,709,600.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

         Summarized operating data for Security for the three months and six months ended June 30, 1996 is as follows:

                               Three Months  Six Months
                               ------------  ----------

Revenues                        $2,797,100   $5,632,500
Operating Expenses                 767,400    1,556,000
Depreciation and Amortization      483,200      945,200
Interest Expense, Net              440,000    1,331,700
                                ----------   ----------

      Net Income                $1,106,500   $1,799,600
                                ==========   ==========

NOTE 3.  LONG-TERM DEBT

         The Company entered into a $3,500,000 Loan Agreement on June 21, 1996, with Southern Indiana Properties, Inc. ("SIPI"). The loan specifies a regular interest rate of 14% per annum, and also requires payment of an additional amount ("contingent interest") which effectively raises the interest rate to 20% per annum. The loan does not generally require any payments of principal or interest until the maturity date of December 31, 2005. The Company has the right to make voluntary prepayments, but these generally require a prepayment penalty of between 1% and 6%, depending when made. The Company is given the right to prepay up to $750,000 of the loan during the first 30 months of the loan term without prepayment penalty. In the event of such prepayment, no contingent interest would be payable with regard to the prepaid amount.

         The loan is secured by a security interest in substantially all of the property and property rights of the Company. The lender is given a first security interest in any unspent proceeds of the loan, and a first security interest in the Company's limited partnership interest in Security Land Development Company ("the Partnership Interest"). However, the lender has agreed to subordinate its position in other collateral of the Company, if requested to do so by the Company. If the Company prepays a $750,000 during the first 30 months of the loan term, the lender is obligated to release its security interest in all collateral except the Partnership Interest.

         The Company is permitted to use the loan proceeds for acquisitions or general corporate purposes but payments to redeem shares or pay dividends are limited to $750,000 except with the lender's consent.

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

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

         At June 30, 1996 and December 31, 1995, the Company's net deferred tax asset, utilizing a 34% effective tax rate, consists of:

                                                                                           June 30,           Dec. 31,
                                                                                             1996              1995
            Deferred tax assets:                                                          ---------          ----------
                  Investment partnership earnings                                         $1,929,300         $1,020,000
                  Net operating loss carryforwards                                        14,960,000         15,060,000
                                                                                          ----------         ----------

            Total deferred tax assets before valuation
                  allowance                                                               16,889,300         16,080,000
                                                                                          ----------         ----------

            Valuation allowance                                                          (16,889,300)       (16,080,000)
                                                                                          ----------         ----------
                Net deferred tax asset                                                    $      -0-         $      -0-
                                                                                          ==========         ==========

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

         For the three months and six months ended June 30, 1996, the tax effect of net operating loss carryforwards reduced the current provision for federal income taxes by approximately $317,000 and $480,000, respectively. The provision for income taxes for the three months and six months ended June 30, 1996, includes amounts for the alternative minimum tax.
                                       13

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources.

         The investment in Security Land And Development Company Limited Partnership should provide the Company with management fees of at least $100,000 per annum until 2003. In the six months ending June 30, 1996, the Company's income from its equity investment in Security was $1,709,600.

         During the reporting period ending June 30, 1996, the Company closed a loan transaction with Southern Indiana Properties, Inc. ("SIPI"), as lender, for a $3.5 million zero coupon loan. The loan has a term of approximately 9 1/2 years, with a final maturity date of December 31, 2005. Except for certain rights of Regency to make voluntary prepayments or of the lender to require prepayments in certain limited circumstances, principal and accrued interest on the loan become due at the maturity date. Regency intends to use the proceeds of the loan for acquisitions and/or general corporate purposes. Accompanying this report as Exhibits 10(a) and 10(b) are copies of the Credit Agreement and Collateral Assignment, Pledge and Security Agreement, both dated June 21, 1996, the terms of which are incorporated herein. Generally, the loan transaction provides for the loan to be secured by a pledge of the shares of stock of the Company's subsidiaries, a lien on the loan's proceeds, and a security interest in the Company's limited partnership interest in Security.

         Regency Affiliates, Inc. is continuing to explore opportunities for the acquisition of operating companies with operations that will provide additional liquidity and cash flow. The Company anticipates that such acquisitions would be financed by borrowings secured by the assets acquired and by the proceeds of the SIPI loan. The Company is also continuing to explore transactions which would utilize the Company's uncommitted and remaining net operating losses. There can be no assurances that any such acquisitions or transactions will come to fruition.

         As part of the 1993 Transaction with NRDC, the Company received a working capital loan of $100,000 from Statesman Group, Inc., which loan matured on July 7, 1995 and carries a 10% interest obligation payable quarterly in arrears. Statesman has agreed to extend the maturity of its loan beyond 1995, to a date yet to be determined. As of June 30, 1996, the Company had a principal balance outstanding on notes payable to Statesman of $80,000.

Results of Operations.

         Operations of Regency Affiliates, Inc. and its subsidiaries in the reporting period ending June 30, 1996 were limited to the Company's ongoing effort to secure acquisitions and/or business combinations to provide the Company with material operations and cash flow. General and administrative expense includes an expense of $93,300 resulting from the issuance of common stock to Mr. Nuttall as part of his compensation arrangement with the Company. An additional $93,300 (233,333 shares) has been deferred until Mr. Nuttall has met certain obligations in the employment agreement.

     The statement of operations reflects the income from investment in Security of $1,051,200 and 1,709,600 for the three months and six months ended June 30, 1996, respectively, which represents 95% of the net income of Security Land and Development Company Limited Partnership. Interest expense includes interest on NRDC's zero coupon bonds, the loan to Statesman, and interest and amortization of debt issuance costs for the SIPI loan discussed above.

     Income tax expense for the six months ended June 30, 1996, includes the provision related to alternative minimum tax.

PART II -- OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

There are no legal proceedings pending against the Company or any of its subsidiaries.

ITEM 2.           CHANGES IN SECURITIES.

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

There have been no defaults in the payment of principal or interest with respect to any senior indebtedness of Regency Affiliates, Inc.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to the vote of security holders during the reporting period ending June 30, 1996.

ITEM 5.           OTHER INFORMATION.

On June 26, 1996, William R. Ponsoldt, Sr. was elected a director of the Registrant to fill a vacancy on the Board of Directors and to serve until his successor is duly elected and qualified. Mr. Ponsoldt, Sr., 55, is a retired investor.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

Report on Form 8-K dated June 21, 1996.

Exhibit 10(a) - Credit Agreement dated June 21, 1996 between the Company and Southern Indiana Properties, Inc.

Exhibit 10 (b) - Collateral Assignment, Pledge and Security Agreement dated June 21, 1996 between the Company and Southern Indiana Properties, Inc.

                                   SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            REGENCY AFFILIATES, INC.
                            ------------------------

                                  (Registrant)

August 19, 1996                                       By: /s/ Gary K. Nuttall
- ----------------------------                             ----------------------
         Date                                             Gary K. Nuttall