Form 10-Q/A
period 1996-06-30
REGENCY AFFILIATES INC
filed 1996-08-21
CIK 99249

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTER ENDED June 30, 1996 COMMISSION FILE NO. 1-7949
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

PART II -- OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K


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

August 21, 1996                                       By: /s/ Gary K. Nuttall
- ----------------------------                             ----------------------
         Date                                             Gary K. Nuttall