Form 10-Q
period 1995-03-31
REGENCY AFFILIATES INC
filed 1996-09-23
CIK 99249

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



         FOR THE QUARTER ENDED March 31, 1995 COMMISSION FILE NO. 1-7949
                               --------------                     ------


                            REGENCY AFFILIATES, INC.
                            ------------------------
             (Exact Name Of Registrant As Specified In Its Charter)


         Delaware                                              72-0888772
         --------                                              ----------
 (State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                           Identification Number)


5445 D.T.C. Parkway., Suite 300, Greenwood Village, CO             80111
- ------------------------------------------------------             -----
(Address of principal executive offices)                         (Zip Code)

       Registrant's Telephone Number, including Area Code: (303) 220-9952
                                                           --------------

        (Former name, former address and former fiscal year, if changed)

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

$.40 Par Value Common Stock- 10,666,997 shares as of March 31, 1995.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION....................................................................................3

Item 1.           Financial Statements............................................................................3

Item 2.           Management's  Discussion  and  Analysis  of  Financial Condition
                  and Results of Operations......................................................................11


PART II -- OTHER INFORMATION.....................................................................................14

Item 1.           Legal Proceedings..............................................................................14

Item 2.           Changes in Securities..........................................................................14

Item 3.           Defaults Upon Senior Securities................................................................14

Item 4.           Submission of Matters to a Vote of Security Holders............................................14

Item 5.           Other Information..............................................................................14

Exhibits and Reports on Form 8-K.................................................................................14

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                        MARCH 31,               DECEMBER 31,
                                                                          1995                     1994
                                                                         ------                    -----
ASSETS                                                                (UNAUDITED)
CURRENT ASSETS
         Cash                                                            $245,651                  $150,027
         Accounts receivable                                                2,129                     2,129
         Prepaid expenses                                                  39,911                      -
                                                                       ----------                ----------
                                                                          287,691                   152,156
                                                                       ----------                ----------
OTHER ASSETS
         Investment in partnership                                        726,000                   450,000
         Inventory                                                        850,000                   850,000
         Other                                                             75,007                    21,676
                                                                       ----------                ----------
                                                                        1,651,007                 1,321,676
                                                                       ----------                ----------
                  Total Assets                                         $1,938,698                $1,473,832
                                                                       ==========                ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
         Note payable                                                    $300,000                  $300,000
         Notes payable - related party                                     80,000                   105,800
         Accounts payable                                                 147,947                    73,382
         Accrued expenses                                                   6,886                     5,705
                                                                       ----------                ----------
                                                                          534,833                   484,887
                                                                       ----------                ----------
LONG-TERM DEBT                                                            304,000                   296,500
MINORITY INTEREST IN CONSOLIDATED
SUBSIDIARIES                                                              109,891                   111,391
SERIAL PREFERRED STOCK SUBJECT TO
MANDATORY REDEMPTION                                                      373,454                   261,454
SHAREHOLDERS' EQUITY
         Serial preferred stock not subject to mandatory
         redemption (maximum liquidation preference,
         $24,885,382)                                                   1,052,988                 1,052,988

         Common stock, par value $.40, authorized 25,000,000
         shares issued and outstanding 10,666,997 and
         10,546,997 shares (net of 22,460 treasury shares)              4,247,508                 4,199,508

         Readjustment resulting from quasi-reorganization at
         December 31, 1987                                             (1,670,596)               (1,670,596)

         Accumulated deficit                                           (3,013,380)               (3,262,300)
                                                                       ----------                ----------
                                                                          616,520                   319,600
                                                                       ----------                ----------
         Total Liabilities and Shareholders' Equity                    $1,938,698                $1,473,832
                                                                       ==========                ==========

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                   (UNAUDITED)



                                                                                 1995                1994
                                                                              ---------           ---------

NET SALES                                                                     $    --             $    --

OPERATING EXPENSES
         General and administrative expenses                                     50,994              34,588
         Interest expense                                                        14,970                --
                                                                              ---------           ---------
INCOME (LOSS) FROM OPERATIONS                                                   (65,964)            (34,588)

INCOME FROM EQUITY INVESTMENT IN
PARTNERSHIP                                                                     376,000                --
                                                                              ---------           ---------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE
AND MINORITY INTEREST                                                           310,036             (34,588)

INCOME TAX EXPENSE                                                              (50,000)               --

MINORITY INTEREST                                                                 1,500                --
                                                                              ---------           ---------

NET INCOME (LOSS)                                                             $ 261,536           $ (34,588)
                                                                              =========           =========

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK (after accrued preferred stock dividends of $12,616
and $-0-)                                                                     $ 248,920           $ (34,588)
                                                                              ---------           =========

NET INCOME (LOSS) PER SHARE
(primary and fully diluted)                                                   $     .02           $   (0.00)
                                                                              =========           =========

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                   (UNAUDITED)



                                                                                               1995                    1994
                                                                                             --------                --------

CASH FLOWS FROM OPERATING ACTIVITIES                                                         $261,536                $(34,588)
         Net Income (loss)
         Adjustments to reconcile net income (loss) to net cash
         used by operating activities:                                                         (1,500)                     --
                  Minority interest                                                          (376,000)                     --
                  Income from equity investment in partnership                                  7,500                      --
                  Interest amortization on long-term debt
                  Changes in operating assets and liabilities:                                (39,911)                     --
                           Prepaid expenses                                                   (53,331)                     --
                           Other assets                                                        61,949                  (4,684)
                           Accounts payable                                                     1,181                   4,800
                                                                                              -------                  ------
                           Accrued expenses                                                  (138,576)                (34,472)
                                                                                              -------                  ------
                           Net cash used by operating activities

CASH FLOWS FROM INVESTING ACTIVITIES                                                          100,000                      --
         Distribution from partnership

CASH FLOWS FROM FINANCING ACTIVITIES                                                          (25,800)                 37,200
         Net short-term borrowings (payments)                                                 152,000                      --
         Proceeds from issuance of preferred stock                                             48,000                      --
         Proceeds from issuance of common stock                                               (40,000)                     --
                                                                                              -------                  ------
         Offering costs                                                                       134,200                  37,200
                                                                                              -------                  ------
                  Net cash provided by financing activities
                                                                                               95,624                   2,728
INCREASE IN CASH
                                                                                              150,027                   3,922
                                                                                              -------                  ------
CASH-BEGINNING
                                                                                             $245,651                  $6,650
                                                                                              -------                  ------
CASH-ENDING



The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.           BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                  POLICIES

         A. Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for comlete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10- K for the year ended December 31, 1994.

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

         C. Earnings (Loss) Per Share - Net income (loss) per common share was determined by dividing the net income (loss) applicable to common stock by the average number of common shares actually outstanding. The effects of the outstanding convertible securities were not considered since the conversion provisions of such securities are "contingent" provisions and can only be exercised in the event of an occurrence or non-occurrence of specified future events. In addition, the shares to be issued in connection with the conversion provisions of certain securities will be based on the fair value of the Company's common stock at date of conversion.

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

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 2.           INVESTMENT IN PARTNERSHIP


                  In November 1994, the Company invested $50,000 and a $300,000 note payable for a limited partner interest in Security Land and Development Company Limited Partnership ("Security"), which owns and operates an office complex. The Company has limited voting rights and is entitled to be allocated 95% of the profit and loss of the partnership until October 31, 2003 (the lease termination date of the sole tenant of the office complex) and 50% thereafter. The Company is to receive certain limited cash flow after debt service, and a contingent equity build-up depending upon the value of the project upon termination of the lease. The Company is also entitled to receive certain management fees relating to the partnership.

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

                  The Company accounts for the investment in partnership on the equity method, whereby the carrying value of the investment is increased or decreased by the Company's allocable share of income or loss. The investment in partnership included in the Consolidated Balance Sheet at March 31, 1995 was $726,000. The income and undistributed earnings from the Company's equity investment in the partnership for the three months ended March 31, 1995 was $376,000.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                  Summarized operating data for Security for the three months ended March 31, 1995 is as follows:

                     Revenues                                                   $3,227,224
                     Operating Expenses                                            751,644
                     Depreciation and Amortization                               1,027,040
                     Interest Expense, Net                                       1,052,864
                                                                                 ---------

                           Net Income                                             $395,676
                                                                                  ========

NOTE 3.           STOCK OFFERING

                  Through a private placement memorandum dated November 18, 1994, the Company offered for sale 80 units of securities, each unit consisting of 88.5 shares of 12.5% cumulative convertible Series E preferred stock and 6,000 shares of common stock. The units were priced at $10,000 per unit. As of March 31, 1995, subscriptions for 55 units were received netting the Company $386,654 after offering costs of $44,546.

                  Purchasers of units were issued financial statements containing certain errors resulting from the improper accounting treatment of the acquisition of NRDC. (The acquisition was recorded at the appreciated market value of NRDC's inventory whereas the cost of such inventory to NRDC was substantially lower). Management intends to offer such purchasers rescission, however, because the appraised fair value of the underlying net assets of NRDC are significantly in excess of the carrying value for accounting purposes, management believes the likelihood of rescission is remote.

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

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                  At March 31, 1995, the Company's net deferred tax asset, utilizing a 34% effective tax rate, consists of:

                     Deferred tax assets:
                           Investment partnership earnings                      $ 1,455,000
                           Net operating loss carryforwards                      15,775,000
                                                                                 ----------

                     Total deferred tax assets before valuation
                           allowance                                             17,230,000

                     Valuation allowance                                        (17,230,000)
                                                                                 ----------

                           Net deferred tax asset                                  $    -
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

                  For regular federal income tax purposes, the Company has remaining net operating loss carryforwards of approximately $47,700,000. These losses can be carried forward to offset future taxable income and, if not utilized, will expire in varying amounts beginning in the year 2000.

                  For the three months ended March 31, 1995, the tax effect of net operating loss carryforwards reduced the current provision for federal income taxes by approximately $435,000.

NOTE 5.           NOTE PAYABLE

                  The $300,000 note payable issued in connection with the acquisition of the Partnership interest, at the option of the Company, may be paid by the issuance of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Liquidity and Capital Resources.

         On June 4, 1993, the Company entered into an Acquisition Agreement with Statesman Group, Inc., a Bahamian international business corporation ("Statesman"), and National Resource Development Corporation (Delaware) (the "Acquisition Agreement"), which provided for Statesman or its nominees to acquire 2,975,000 shares of the Company's $0.40 par value common stock, 208,850 shares of the Company's Series C Preferred stock and 20% of the outstanding shares of Transcontinental Drilling Co., a subsidiary of the Company. Statesman undertook to deliver to the Company 80% of the issued and outstanding common shares of National Resource Development Corporation (Delaware), the owner of approximately 75 million short tons of previously quarried and stock piled rock located at the site of the Groveland Mine in Dickinson County, Michigan (the "Aggregate").

         The scheduled closing of July 6, 1993 under the Acquisition Agreement was deferred to July 7, 1993. At that time, various modifications were made to the June 4, 1993 Acquisition Agreement, including the substitution of National Resource Development Corporation ("NRDC"), a Nevada corporation formed on June 29, 1993 for National Resource Development Corporation (Delaware), which newly formed corporation was wholly owned by Statesman and acquired title to the Aggregate. On July 7, 1993, 2,975,000 shares of the Company's common stock, 208,850 shares of the Company's Cumulative Contingent Convertible Senior Preferred Series C stock and 20% of the outstanding shares of Transcontinental Drilling Co. were delivered to Statesman (the "1993 Transaction").

         Statesman, in addition to receiving the rights to 28.78% of the Company's common stock under the Acquisition Agreement, received irrevocable proxies over 855,991 shares of Regency's $0.40 par value common stock. The proxies, when combined with the 2,644,710 shares of Regency common stock owned directly by Statesman as of March 31, 1995, entitled Statesman to vote a total of 3,500,701 shares, or approximately 32.81% of the 10,666,997 outstanding shares as of March 31, 1995.

         As reflected in the financial statements of Regency Affiliates, Inc., the carrying value of NRDC's Aggregate is $850,000. This represents the purchase cost of NRDC at a figure approximating the historical cost of NRDC's underlying assets and liabilities and does not reflect the fair market value of the Aggregate. Management believes that $15 million is a fair appraisal of the current fair market value of the Aggregate.

         On November 18, 1994, Regency Affiliates, Inc. acquired a limited partnership interest in Security Land and Development Company Limited Partnership (the "Partnership") for an equity investment of $350,000, which investment was used to pay brokerage fees related to Regency's purchase of its interest in the Partnership. Regency has no obligation to make any further capital contribution to the Partnership. The Partnership owns the 34.3 acre complex at 1500 Woodlawn Drive, Woodlawn, MD containing the Security West Building, an approximately 717,011 square foot, two-phase office building, consisting of a two-story office building and a connected six-story office tower occupied by the United States Social Security Administration Office of Disability and International Operations under a nine year lease expiring October 31, 2003 (the "Lease"). The construction of the Security West Building was completed in 1972 and the building has been occupied by the Social Security Administration since then under prior leases between the U.S. Government and the Partnership.

         During 1994, the Partnership completed the placement of a $56,450,000 non-recourse project note, due November 15, 2003, issued by the Partnership. The placement of the project note was undertaken by the issuance of 7.90% certificates of participation and was underwritten by Dillon Read & Co., Inc. The net proceeds received from the sale of the certificates will be used to refinance existing debt of the Partnership related to the project, to finance certain alterations to the project by the Partnership, to fund certain reserves and to pay costs of issue. The project note is a non-recourse obligation of the Partnership and is payable solely from the Lease payments from the U.S. Government, which rental payments under the Lease are not subject to annual appropriation by the United States Congress and accordingly, the obligations to make such payments are unconditional general obligations of the government backed by the full faith and credit of the United States.

         The terms of the Security Land and Development Company Limited Partnership Agreement (as amended) and the project note (which note will be fully amortized over the term of the lease) call for Regency Affiliates, Inc. to be allocated 95% of the profits and losses of the Partnership until October 31, 2003, and 50% thereafter. Regency is to receive certain limited cash flow after debt service, and a contingent equity build-up depending upon the value of the project upon termination of the Lease. Regency will also receive certain management fees relating to the Partnership.

         The equity investment of $350,000 in Security Land And Development Company Limited Partnership was financed in part by the delivery of a promissory note to the Partnership in the amount of $300,000. The note to the Partnership carries interest at the "prime rate" as set forth in the "Money Rates" section of the Wall Street Journal and is due July 8, 1995. At the option of the Company, the Note to the Partnership may be paid by the issuance of Common Stock.

         In the fiscal quarter ending March 31, 1995, the Company's investment income from the Partnership was $376,000. Management anticipates that the investment in the Partnership will provide Regency Affiliates, Inc. with limited cash flow, approximating $100,000 per annum, and a contingent buildup of equity in the Partnership that, resulting from an allocation by the Partnership of 95% of the booked income to the Company, could result in a 50% beneficial interest in the Security West Building at the termination of the lease in 2003. Despite the cash flow from the Partnership and the working capital raised by the Private Placement, the Company continues to suffer from a relative lack of liquidity and capital resources.

         In the last quarter of 1994, Regency Affiliates, Inc. commenced a private placement of its Cumulative Convertible $100 Series-E Preferred Stock and $0.40 p.v. Common Stock (the "Private Placement") in a transaction reported on Form D, Notice of Sale of Securities Pursuant To Regulation D, filed with the Securities and Exchange Commission on November 23, 1994, the contents of which are incorporated herein by reference thereto. As of March 31, 1995, Regency Affiliates, Inc. had placed 55 Units ($550,000) of the $350,000 minimum, $800,000 maximum offering. The securities were offered in 80 Units, each consisting of 88.5 shares in Cumulative Convertible $100 Series-E Preferred Stock and 6,000 shares of the Common Stock, to accredited investors as defined in Regulation D for a cost of $10,000 per unit. The proceeds of the offering are being used to fund the Company's investment in Security Land And Development Company Limited Partnership, for working capital and to fund acquisitions. Because of the restatement of the acquisition cost of NRDC, management has determined to offer rescission to the purchasers in the Private Placement. Management believes there is no substantial likelihood that the purchasers will exercise rescission because the restatement does not result from a change in the fair market value of the Aggregate.

         As part of the 1993 transaction with NRDC, the Company received a working capital loan of $100,000 from Statesman Group, Inc. ("Statesman"), which loan was scheduled to mature on July 7, 1995 and carries a 10% interest obligation payable quarterly in arrears. Statesman has agreed to extend the maturity of its loan to January 1, 1996. Effective March 31, 1995, Statesman converted $20,000 of its loan into 12,000 shares of the Company's $0.40 par value Common Stock and 177 shares of the Company's Cumulative Convertible $100 Series E Preferred Stock, reducing the principal balance on its loan to $80,000.

         Regency Affiliates, Inc. is continuing to explore opportunities for the acquisition of companies with operations that will provide additional liquidity and cash flow. The Company anticipates that such acquisitions would be financed by borrowings secured by the assets acquired and by the Aggregate.

Results of Operations.

         Operations of Regency Affiliates, Inc. and its subsidiaries in the quarter ending March 31, 1995 were limited to the Company's ongoing effort to secure acquisitions and/or business combinations to provide the Company with material operations and cash flow.

         The statement of operations reflects the income from investment in the Partnership of $376,000, which represents 95% of the net income of Security Land and Development Company Limited Partnership. Interest expense includes interest on NRDC's zero coupon bonds, the loan to Statesman and the note to the Partnership.

PART II -- OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

         There are no material pending legal proceedings to which the Company is a party.

ITEM 2.           CHANGES IN SECURITIES.

         Statesman Group, Inc. has has consented to an amendment to the Certificate of Designation of the Company's Cumulative Contingent Convertible $100 Series-C Preferred stock which will eliminate the contingent conversion rights of these securities.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

         There have been no defaults in the payment of principal or interest with respect to any senior indebtedness of Regency Affiliates, Inc.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to the vote of security holders during the reporting period ending March 31, 1995.

ITEM 5.           OTHER INFORMATION.

         None reported.

EXHIBITS AND REPORTS ON FORM 8-K

         Dated-February 10, 1995
         Item Reported-
                4.       Changes in Registrant's Certifying Accountant

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            REGENCY AFFILIATES, INC.
               ---------------------------------------------------
                                  (Registrant)


May 18, 1995                                By: /s/ Craig R. Grossman
- ------------                                  -----------------------
Date                                        Craig R. Grossman, President