Form 10-Q
period 1995-06-30
REGENCY AFFILIATES INC
filed 1996-09-23
CIK 99249

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



         FOR THE QUARTER ENDED June 30, 1995 COMMISSION FILE NO. 1-7949



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

                              Yes   X        No
                                 --------      ---------

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

$.40 Par Value Common Stock- 11,188,997 shares as of July 31, 1995.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements............................................................................3

Item 2.           Management's  Discussion  and  Analysis  of  Financial Condition and Results of
                  Operations.....................................................................................12

PART II -- OTHER INFORMATION

Item 1.           Legal Proceedings..............................................................................15

Item 2.           Changes in Securities..........................................................................15

Item 3.           Defaults Upon Senior Securities................................................................15

Item 4.           Submission of Matters to a Vote of Security Holders............................................15

Item 5.           Other Information..............................................................................15

Exhibits and Reports on Form 8-K.................................................................................15

REGENCY AFFILIATES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


         The following pages contain the information required by Part I, Item 1.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                        JUNE 30,               DECEMBER 31,
                                                                                          1995                     1994
                                                                                         ------                   -----
ASSETS                                                                                 (UNAUDITED)
CURRENT ASSETS
 Cash                                                                                    $183,868                  $150,027
 Accounts receivable                                                                        2,129                     2,129
 Prepaid expenses                                                                          33,613                      -
                                                                                        ---------                 ---------
                                                                                          219,610                   152,156
                                                                                        ---------                 ---------
OTHER ASSETS
 Investment in partnership                                                              1,037,000                   450,000
 Inventory                                                                                850,000                   850,000
 Other                                                                                     83,320                    21,676
                                                                                        ---------                 ---------
                                                                                        1,970,320                 1,321,676
                                                                                        ---------                 ---------
         Total Assets                                                                   2,189,930                $1,473,832
                                                                                        =========                 =========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Note payable                                                                            $300,000                  $300,000
 Notes payable - related party                                                             80,000                   105,800
 Accounts payable                                                                         122,401                    73,382
 Accrued expenses                                                                          97.654                     5,705
                                                                                        ---------                 ---------
                                                                                          600,055                   484,887
                                                                                        ---------                 ---------
LONG-TERM DEBT                                                                            308,500                   296,500

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                            108,991                   111,391

SERIAL PREFERRED STOCK SUBJECT TO MANDATORY
REDEMPTION                                                                                340,454                   261,454

SHAREHOLDERS' EQUITY

 Serial preferred stock not subject to mandatory redemption (maximum                    1,052,988                 1,052,988
 liquidation preference, $24,885,382)

 Common stock, par value $.40, authorized 25,000,000 shares issued and
 outstanding 10,788,997 and 10,546,997 shares (net of 22,460 treasury                   4,296,308                 4,199,508
 shares)

 Readjustment resulting from quasi-reorganization at December 31, 1987                 (1,670,596)               (1,670,596)

 Accumulated deficit                                                                   (2,846,770)               (3,262,300)
                                                                                        ---------                 ----------
                                                                                          831,930                   319,600
                                                                                        ---------                 ---------
 Total Liabilities and Shareholders' Equity                                            $2,189,930                $1,473,832
                                                                                        =========                 =========

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                           Three Months              Six Months
                                           Ended June 30,           Ended June 30,
                                           --------------           --------------


                                          1995         1994        1995         1994
                                        ---------    ---------   ---------    ---------

NET SALES                               $    --      $    --     $    --      $    --

OPERATING EXPENSES
 General and administrative expenses       80,076       50,086     131,070       84,674
 Interest expense                           9,425         --        24,395         --
                                        ---------    ---------   ---------    ---------
INCOME (LOSS) FROM
OPERATIONS                                 89,501      (50,086)   (155,465)     (84,674)

INCOME FROM EQUITY
INVESTMENT IN PARTNERSHIP                 311,000         --       687,000         --
                                        ---------    ---------   ---------    ---------

INCOME (LOSS) BEFORE INCOME
TAX EXPENSE AND MINORITY
INTEREST                                  221,499      (50,086)    531,535      (84,674)



INCOME TAX EXPENSE                        (40,000)        --       (90,000)        --

MINORITY INTEREST                             900         --         2,400         --
                                        ---------    ---------   ---------    ---------

NET INCOME (LOSS)                       $ 182,399    ($ 50,086)  $ 443,935    $ (84,674)
                                        =========    =========   =========    =========

NET INCOME (LOSS) APPLICABLE
TO COMMON STOCK (after accrued
preferred stock dividends of $15,789,
$0, $28,405 and $0 respectively)        $ 166,610    ($ 50,086)  $ 415,530    $ (84,674)
                                        =========    =========   =========    =========

NET INCOME (LOSS) PER SHARE
(primary and fully diluted)             $     .02    $   (0.00)  $     .04    $   (0.01)
                                        =========    =========   =========    =========

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                   (UNAUDITED)



                                                                              1995              1994
                                                                            ---------         ---------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (loss)                                                          $ 443,935         $ (84,674)
 Adjustments to reconcile net income (loss) to net cash used by operating activities:
   Minority interest                                                           (2,400)             --
   Income from equity investment in partnership                              (687,000)             --
   Interest amortization on long-term debt                                     12,000              --
   Changes in operating assets and liabilities:
     Prepaid expenses                                                         (33,613)             --
     Other assets                                                             (61,644)             --
     Accounts payable                                                          49,019              --
     Accrued liabilities                                                       63,544            (2,218)
                                                                            ---------         ---------
        Net cash used by operating activities                                (216,159)          (86,892)
                                                                            ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Distribution from partnership                                                100,000              --
                                                                            ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net short-term borrowings (payments)                                         (25,800)           82,700
 Proceeds from issuance of preferred stock                                    167,200              --
 Proceeds from issuance of common stock                                        52,800              --
 Offering costs                                                               (44,200)             --
                                                                            ---------         ---------
         Net cash provided by financing activities                            150,000            82,700
                                                                            ---------         ---------

INCREASE IN CASH                                                               33,841            (4,192)


CASH-BEGINNING                                                                150,027             3,922
                                                                            ---------         ---------

CASH-ENDING                                                                 $ 183,868         $    (270)
                                                                            =========         =========


The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1994.

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

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 2.      INVESTMENT IN PARTNERSHIP


         In November 1994, the Company invested $50,000 and a $300,000 note payable for a limited partnership interest in Security Land and Development Company Limited Partnership ("Security"), which owns and operates an office complex. The Company has limited voting rights and is entitled to be allocated 95% of the profit and loss of the partnership until October 31, 2003 (the lease termination date of the sole tenant of the office complex) and 50% thereafter. The Company is to receive certain limited cash flow after debt service, and a contingent equity build-up depending upon the value of the project upon termination of the lease. The Company is also entitled to receive certain management fees relating to the partnership.

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

         The Company accounts for the investment in partnership on the equity method, whereby the carrying value of the investment is increased or decreased by the Company's allocable share of income or loss. The investment in partnership included in the Consolidated Balance Sheet at June 30, 1995 was $1,037,000. The income and undistributed earnings from the Company's equity investment in the partnership for the three months and six months ended June 30, 1995 were $311,000 and $687,000, respectively.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

         Summarized operating data for Security for the three months and six months ended June 30, 1995 is as follows:

                                                     Three Months                 Six Months

            Revenues                                 $ 3,043,167                $ 6,270,391
            Operating Expenses                          (663,515)                (1,415,159)
            Depreciation and Amortization             (1,025,200)                (2,052,240)
            Interest Expense, Net                     (1,027,216)                (2,080,080)
                                                       ---------                  ---------

                  Net Income                         $   327,236                $   722,912
                                                       =========                  =========

NOTE 3.           STOCK OFFERING

         Through a private placement memorandum dated November 18, 1994, the Company offered for sale 80 units of securities, each unit consisting of 88.5 shares of 12.5% cumulative convertible Series E preferred stock and 6,000 shares of common stock. The units were priced at $10,000 per unit. As of June 30, 1995, subscriptions for 57 units were received netting the Company $477,254 after offering costs of $92,746.

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

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

         At June 30, 1995, the Company's net deferred tax asset, utilizing a 34% effective tax rate, consists of:

            Deferred tax assets:
                  Investment partnership earnings               $ 1,855,000
                  Net operating loss carryforwards               15,375,000
                                                                 ----------

            Total deferred tax assets before valuation
                  allowance                                      17,230,000

            Valuation allowance                                 (17,230,000)
                                                                 ----------

                  Net deferred tax asset                           $  -0-
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

         For the six months ended June 30, 1995, the tax effect of net operating loss carryforwards reduced the current provision for federal income taxes by approximately $400,000.

NOTE 5.           NOTE PAYABLE

         The $300,000 note payable issued in connection with the acquisition of the Partnership interest, at the election of the Company, was paid by the issuance of 400,000 shares of the Company's Common Stock on or about July 14, 1995.

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

Statesman, in addition to receiving the rights to 28.78% of the Company's common stock under the Acquisition Agreement, received irrevocable proxies over 855,991 shares of Regency's $0.40 par value common stock. The proxies, when combined with the 2,644,710 shares of Regency common stock owned directly by Statesman as of June 30, 1995, entitled Statesman to vote a total of 3,500,701 shares, or approximately 32.4% of the10,788,997 outstanding shares as of June 30, 1995.

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

On November 18, 1994, Regency Affiliates, Inc. acquired a limited partnership interest in Security Land and Development Company Limited Partnership ("Security") for an equity investment of $350,000, which investment was used to pay brokerage fees related to Regency's purchase of its interest in Security. Regency has no obligation to make any further capital contribution to Security. Security owns the 34.3 acre complex at 1500 Woodlawn Drive, Woodlawn, MD containing the Security West Building, an approximately 717,011 square foot, two-phase office building, consisting of a two-story office building and a connected six-story office tower occupied by the United States Social Security Administration Office of Disability and International Operations under a nine year lease expiring October 31, 2003 (the "Lease"). The construction of the Security West Building was completed in 1972 and the building has been occupied by the Social Security Administration since then under prior leases between the U.S. Government and Security.

During 1994, Security completed the placement of a $56,450,000 non-recourse project note, due November 15, 2003, issued by Security. The placement of the project note was undertaken by the issuance of 7.90% certificates of participation and was underwritten by Dillon Read & Co., Inc. The net proceeds received from the sale of the certificates will be used to refinance existing debt of Security related to the project, to finance certain alterations to the project by Security, to fund certain reserves and to pay costs of issue. The project note is a non-recourse obligation of Security and is payable solely from the Lease payments from the U.S. Government, which rental payments under the Lease are not subject to annual appropriation by the United States Congress and accordingly, the obligations to make such payments are unconditional general obligations of the government backed by the full faith and credit of the United States.

The terms of the Security Land and Development Company Limited Partnership Agreement (as amended) and the project note (which note will be fully amortized over the term of the lease) call for Regency Affiliates, Inc. to be allocated 95% of the profits and losses of Security until October 31, 2003, and 50% thereafter. Regency is to receive certain limited cash flow after debt service, and a contingent equity build-up depending upon the value of the project upon termination of the Lease. Regency will also receive certain management fees relating to Security.

The equity investment of $350,000 in Security Land And Development Company Limited Partnership was financed in part by the delivery of a promissory note to Security in the amount of $300,000. The note to Security carried interest at the "prime rate" as set forth in the "Money Rates" section of the Wall Street Journal and was due July 8, 1995. At the option of the Company, the Note to Security was paid by the issuance of 400,000 shares of the Company's Common Stock on or about July 14, 1995.

In the fiscal quarter ending June 30, 1995, the Company's investment income from Security was $311,000. Management anticipates that the investment in Security will provide Regency Affiliates, Inc. with limited cash flow, approximating $100,000 per annum, and a contingent buildup of equity in Security, resulting from an allocation by Security of 95% of the booked income to the Company, that could result in a 50% beneficial interest in the Security West Building at the termination of the lease in 2003. Despite the cash flow from Security and the working capital raised by the Private Placement, the Company continues to suffer from a relative lack of liquidity and capital resources.

In the last quarter of 1994, Regency Affiliates, Inc. commenced a private placement of its Cumulative Convertible $100 Series-E Preferred Stock and $0.40 p.v. Common Stock (the "Private Placement") in a transaction reported on Form D, Notice of Sale of Securities Pursuant To Regulation D, filed with the Securities and Exchange Commission on November 23, 1994, the contents of which are incorporated herein by reference thereto. As of June 30, 1995, Regency Affiliates, Inc. had placed 57 Units ($570,000) of the $350,000 minimum, $800,000 maximum offering. The securities were offered in 80 Units, each consisting of 88.5 shares in Cumulative Convertible $100 Series-E Preferred Stock and 6,000 shares of the Common Stock, to accredited investors as defined in Regulation D for a cost of $10,000 per unit. The proceeds of the offering are being used to fund the Company's investment in Security Land And Development Company Limited Partnership, for working capital and to fund acquisitions. Because of the restatement of the acquisition cost of NRDC, management has determined to offer rescission to the purchasers in the Private Placement. Management believes there is no substantial likelihood that the purchasers will exercise rescission because the restatement does not result from a change in the fair market value of the Aggregate.

As part of the 1993 transaction with NRDC, the Company received a working capital loan of $100,000 from Statesman Group, Inc., which loan was originally scheduled to mature on July 7, 1995 and carries a 10% interest obligation payable quarterly in arrears. Statesman has agreed to extend the maturity of its loan to January 1, 1996. Effective March 31, 1995, Statesman converted $20,000 of its loan into 12,000 shares of the Company's $0.40 par value Common Stock and 177 shares of the Company's Cumulative Convertible $100 Series E Preferred Stock, reducing the principal balance on its loan to $80,000.

Regency Affiliates, Inc. is continuing to explore opportunities for the acquisition of companies with operations that will provide additional liquidity and cash flow. The Company anticipates that such acquisitions would be financed by borrowings secured by the assets acquired and by the Aggregate.

Results of Operations.

Operations of Regency Affiliates, Inc. and its subsidiaries in the quarter ending June 30, 1995 were limited to the Company's ongoing effort to secure acquisitions and/or business combinations to provide the Company with material operations and cash flow.

The statement of operations reflects the income from investment in Security of $311,000 and $687,000 for the three months and six months ended June 30, 1995, respectively, which represents 95% of the net income of Security Land and Development Company Limited Partnership. Interest expense includes interest on NRDC's zero coupon bonds, the loan to Statesman and the note to Security.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to the vote of security holders during the reporting period ending June 30, 1995.

ITEM 5.           OTHER INFORMATION.

None reported.

EXHIBITS AND REPORTS ON FORM 8-K

Dated-February 10, 1995
Item Reported-
                  4.       Changes in Registrant's Certifying Accountant

Dated-June 28, 1995
Item Reported-
                  6.       Resignations of Registrant's Directors

                                   SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            REGENCY AFFILIATES, INC.
              ----------------------------------------------------
                                  (Registrant)


August 11, 1995                               By:  /S/ Craig R. Grossman
- ---------------                                    ---------------------
Date                                               Craig R. Grossman, President