Form 10-Q
period 1995-09-30
REGENCY AFFILIATES INC
filed 1996-09-23
CIK 99249

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



       FOR THE QUARTER ENDED September 30, 1995 COMMISSION FILE NO. 1-7949



                            REGENCY AFFILIATES, INC.
             (Exact Name Of Registrant As Specified In Its Charter)


         Delaware                                             72-0888772
         --------                                             ----------
 (State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                           Identification Number)


10842 Old Mill Road, #5, Omaha, Nebraska                         68154
- ----------------------------------------                         -----
(Address of principal executive offices)                       (Zip Code)

       Registrant's Telephone Number, including Area Code: (402) 330-7460

5445 D.T.C. Parkway., Suite 300, Greenwood Village, CO           80111
- ------------------------------------------------------           -----
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

$.40 Par Value Common Stock- 11,188,997 shares as of October 31, 1995.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1.           Financial Statements...........................................................................3

Item 2.           Management's  Discussion  and  Analysis  of  Financial Condition and Results of
                  Operations....................................................................................12

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

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                    SEPTEMBER 30,               DECEMBER 31,
                                                                                        1995                       1994
                                                                                     -----------                -----------
ASSETS                                                                               (UNAUDITED)
CURRENT ASSETS
 Cash                                                                                $    98,313                $   150,027
 Accounts receivable                                                                       2,157                      2,129
 Prepaid expenses                                                                         18,141                       --
                                                                                     -----------                -----------
                                                                                         118,611                    152,156
                                                                                     -----------                -----------


OTHER ASSETS
 Investment in partnership                                                             1,266,063                    450,000
 Inventory                                                                               850,000                    850,000
 Other                                                                                    19,755                     21,676
                                                                                     -----------                -----------
                                                                                       2,135,818                  1,321,676
                                                                                     -----------                -----------
         Total Assets                                                                $ 2,254,429                $ 1,473,832
                                                                                     ===========                ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Note payable                                                                        $      --                  $   300,000
 Notes payable - related party                                                            80,000                    105,800
 Accounts payable                                                                        126,083                     73,382
 Accrued expenses                                                                        108,520                      5,705
                                                                                     -----------                -----------
                                                                                         314,603                    484,887
                                                                                     -----------                -----------
LONG-TERM DEBT                                                                           314,500                    296,500

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                           107,897                    111,391

SERIAL PREFERRED STOCK SUBJECT TO MANDATORY
REDEMPTION                                                                               340,454                    261,454


SHAREHOLDERS' EQUITY
 Serial preferred stock not subject to mandatory redemption (maximum
 liquidation preference, $24,885,382)                                                  1,052,988                  1,052,988

 Common stock, par value $.40, authorized 25,000,000 shares issued and outstanding 11,188,997 and 10,546,997 shares (net of 22,460
 treasury shares)                                                                      4,456,308                  4,199,508

 Paid in capital                                                                         140,000

 Readjustment resulting from quasi-reorganization at December 31, 1987                (1,670,596)                (1,670,596)

 Accumulated deficit                                                                  (2,801,725)                (3,262,300)
                                                                                     -----------                -----------
                                                                                       1,176,975                    319,600
                                                                                     -----------                -----------
         Total Liabilities and Shareholders' Equity                                  $ 2,254,429                $ 1,473,832
                                                                                     ===========                ===========

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                     Three Months                    Nine Months
                                                                    Ended Sept. 30,                 Ended Sept. 30,
                                                                    ---------------                 ---------------


                                                                1995              1994            1995             1994
                                                              ---------         ---------       ---------        ---------

NET SALES                                                     $     534         $    --         $     534        $    --

OPERATING EXPENSES
 General and administrative expenses                             77,697             4,995         208,767           89,666
 Other Expenses                                                  63,906              --            63,906             --
 Interest expense                                                12,399              --            30,584             --
                                                              ---------         ---------       ---------        ---------
INCOME (LOSS) FROM
OPERATIONS                                                     (153,468)           (4,995)       (302,723)         (89,666)

INCOME FROM EQUITY
INVESTMENT IN PARTNERSHIP                                       220,000              --           907,000             --
                                                              ---------         ---------       ---------        ---------


INCOME (LOSS) BEFORE
INCOME TAX EXPENSE AND
MINORITY INTEREST                                                66,532            (4,995)        604,277          (89,666)



INCOME TAX EXPENSE                                              (13,000)             --          (103,000)            --

MINORITY INTEREST                                                 1,094              --             3,494             --
                                                              ---------         ---------       ---------        ---------

NET INCOME (LOSS)                                             $  54,626         $  (4,995)      $ 504,771        $ (89,666)
                                                              =========         =========       =========        =========

NET INCOME (LOSS)
APPLICABLE TO COMMON
STOCK (after accrued preferred stock
dividends of $15,790, $0, $44,195 and
$0 respectively)                                              $  38,836         $  (4,995)      $ 460,576        $ (89,666)
                                                              =========         =========       =========        =========

NET INCOME (LOSS) PER SHARE
(primary and fully diluted)                                   $    0.00         $   (0.00)      $    0.04        $   (0.01)
                                                              =========         =========       =========        =========

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (UNAUDITED)



                                                                            1995                1994
                                                                          ---------           ---------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (loss)                                                        $ 504,771           $ (89,666)
 Adjustments to reconcile net income (loss) to net cash used by operating activities:
   Minority interest                                                         (3,494)               --
   Income from equity investment in partnership                            (907,000)               --
   Interest amortization on long-term debt                                   18,000                --
   Changes in operating assets and liabilities:
     Prepaid expenses                                                       (27,204)               --
     Other assets                                                             1,892                --
     Accounts payable                                                        36,912                --
     Accrued liabilities                                                    102,815                (774)
                                                                          ---------           ---------
        Net cash used by operating activities                              (273,308)            (90,440)
                                                                          ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Distribution from partnership                                              100,000                --
                                                                          ---------           ---------


CASH FLOWS FROM FINANCING ACTIVITIES
 Net short-term borrowings (payments)                                      (325,800)             86,864
 Proceeds from issuance of preferred stock                                  167,200                --
 Proceeds from issuance of common stock                                     352,800                --
 Preferred stock dividends paid                                             (28,406)               --
 Offering costs                                                             (44,200)               --
                                                                          ---------           ---------
         Net cash provided by financing activities                          121,594              86,864
                                                                                              ---------

INCREASE (DECREASE) IN CASH                                                 (51,714)             (3,576)

CASH-BEGINNING                                                              150,027               3,922
                                                                          ---------           ---------

CASH-ENDING                                                               $  98,313           $     346
                                                                          =========           =========


The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A. Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1994.

      B. Principles of Consolidation - The consolidated financial statements include the accounts of Regency Affiliates, Inc. (the "Company") and its 80% owned subsidiaries National Resource Development Corporation ("NRDC"), Transcontinental Drilling Company ("Drilling") and RegTransco, Inc. ("RTI"). All significant intercompany balances and transactions have been eliminated in consolidation.

      C. Earnings (Loss) Per Share - Net income (loss) per common share was determined by dividing the net income (loss) applicable to common stock by the average number of common shares actually outstanding. The effects of the outstanding convertible securities were not considered since the conversion provisions of such securities are "contingent" provisions and can only be exercised in the event of an occurrence or non- occurrence of specified future events. In addition, the shares to be issued in connection with the conversion provisions of certain securities will be based on the fair value of the Company's common stock at date of conversion.

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

      F. In March 1995, the Financial Accounting Standards Board issued a new standard (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The Company intends to adopt SFAS 121 in the first quarter of 1996 and its effect on its financial position or results of operations has not yet been determined.

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

            The Company accounts for the investment in partnership on the equity method, whereby the carrying value of the investment is increased or decreased by the Company's allocable share of income or loss. The investment in partnership included in the Consolidated Balance Sheet at September 30, 1995 was $1,037,000. The income and undistributed earnings from the Company's equity investment in the partnership for the three months and nine months ended September 30, 1995 were $220,000 and $907,000, respectively.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

         Summarized operating data for Security for the three months and nine months ended September 30, 1995 is as follows:

                                                     Three Months        Nine Months
Revenues                                             $ 3,054,454         $ 9,324,845
Operating Expenses                                      (740,463)         (2,155,622)
Depreciation and Amortization                         (1,022,168)         (3,074,406)
Interest Expense, Net                                 (1,059,739)         (3,139,819)
                                                     -----------         -----------

      Net Income                                     $   232,084         $   954,998
                                                     ===========         ===========

NOTE 3.     STOCK OFFERING

            Through a private placement memorandum dated November 18, 1994, the Company offered for sale 80 units of securities, each unit consisting of 88.5 shares of 12.5% cumulative convertible Series E preferred stock and 6,000 shares of common stock. The units were priced at $10,000 per unit. As of September 30, 1995, subscriptions for 57 units were received netting the Company $477,254 after offering costs of $92,746.

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

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

         At September 30, 1995, the Company's net deferred tax asset, utilizing a 34% effective tax rate, consists of:

Deferred tax assets:
      Investment partnership earnings                   $  2,255,000
      Net operating loss carryforwards                    14,975,000
                                                          ----------

      Total deferred tax assets before valuation
            allowance                                     17,230,000

      Valuation allowance                                (17,230,000)
                                                          ----------

          Net deferred tax asset                        $    -0-
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

            For the nine months ended September 30, 1995, the tax effect of net operating loss carryforwards reduced the current provision for federal income taxes by approximately $550,000.

NOTE 5.     ACQUISITION COSTS

            Other expenses include costs incurred in connection with the proposed acquisition of certain companies with which negotiations were terminated in the third quarter. Such costs include legal, accounting, and commitment fees and travel and related costs.

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

      Statesman, in addition to receiving the rights to 28.78% of the Company's common stock under the Acquisition Agreement, received irrevocable proxies over 855,991 shares of Regency's $0.40 par value common stock. The proxies, when combined with the 2,644,710 shares of Regency common stock owned directly by Statesman as of September 30, 1995, entitled Statesman to vote a total of 3,500,701 shares, or approximately 31% of the 11,188,997 outstanding shares as of September 30, 1995.

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

      In the fiscal quarter ending September 30, 1995, the Company's investment income from Security was $220,000. Management anticipates that the investment in Security will provide Regency Affiliates, Inc. with limited cash flow, approximating $100,000 per annum, and a contingent buildup of equity in Security, resulting from an allocation by Security of 95% of the booked income to the Company, that could result in a 50% beneficial interest in the Security West Building at the termination of the lease in 2003. Despite the cash flow from Security and the working capital raised by the Private Placement, the Company continues to suffer from a relative lack of liquidity and capital resources.

      In the last quarter of 1994, Regency Affiliates, Inc. commenced a private placement of its Cumulative Convertible $100 Series-E Preferred Stock and $0.40 p.v. Common Stock (the "Private Placement") in a transaction reported on Form D, Notice of Sale of Securities Pursuant To Regulation D, filed with the Securities and Exchange Commission on November 23, 1994, the contents of which are incorporated herein by reference thereto. As of September 30, 1995, Regency Affiliates, Inc. had placed 57 Units ($570,000) of the $350,000 minimum, $800,000 maximum offering. The securities were offered in 80 Units, each consisting of 88.5 shares in Cumulative Convertible $100 Series-E Preferred Stock and 6,000 shares of the Common Stock, to accredited investors as defined in Regulation D for a cost of $10,000 per unit. The proceeds of the offering are being used to fund the Company's investment in Security Land And Development Company Limited Partnership, for working capital and to fund acquisitions. Because of the restatement of the acquisition cost of NRDC, management has determined to offer rescission to the purchasers in the Private Placement. Management believes there is no substantial likelihood that the purchasers will exercise rescission because the restatement does not result from a change in the fair market value of the Aggregate.

      As part of the 1993 transaction with NRDC, the Company received a working capital loan of $100,000 from Statesman Group, Inc., which loan was originally scheduled to mature on July 7, 1995 and carries a 10% interest obligation payable quarterly in arrears. Statesman has agreed to extend the maturity of its loan to January 1, 1996. Effective March 31, 1995, Statesman converted $20,000 of its loan into 12,000 shares of the Company's $0.40 par value Common Stock and 177 shares of the Company's Cumulative Convertible $100 Series E Preferred Stock. As of September 30, 1995, the balance owed Statesman was $80,000.

      Regency Affiliates, Inc. is continuing to explore opportunities for the acquisition of companies with operations that will provide additional liquidity and cash flow. The Company anticipates that such acquisitions would be financed by borrowings secured by the assets acquired and by the Aggregate.

Results of Operations.

      Operations of Regency Affiliates, Inc. and its subsidiaries in the quarter ending September 30, 1995 were limited to the Company's ongoing effort to secure acquisitions and/or business combinations to provide the Company with material operations and cash flow.

      The statement of operations reflects the income from investment in Security of $220,000 and $907,000 for the three months and nine months ended September 30, 1995, respectively, which represents 95% of the net income of Security Land and Development Company Limited Partnership. Interest expense includes interest on NRDC's zero coupon bonds, the loan to Statesman and the note to Security.

      Other expenses includes costs associated with acquisitions on which negotiations have been terminated. These costs include legal, accounting and commitment fees as well as travel and related out of pocket costs to employees and consultants.

      In March 1995, the Financial Accounting Standards Board issued a new standard (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The Company intends to adopt SFAS 121 in the first quarter of 1996 and its effect on its financial position or results of operations has not yet been determined.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to the vote of security holders during the reporting period ending September 30, 1995.

ITEM 5.           OTHER INFORMATION.

      On November 13, 1995, Pamlyn Kelly, Ph.D., a Director of the Company, was elected interim President of the Company to serve until her successor is duly elected.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

      Dated-August 28, 1995
      Item Reported-Resignations of Registrant's Directors

                                   SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            REGENCY AFFILIATES, INC.
           ---------------------------------------------------------
                                  (Registrant)


11-16-95                                          By: /s/ Pamlyn Kelly, Ph.D.
- -----------                                          ------------------------
Date                                                  Pamlyn Kelly, PhD