Form 10-Q
period 1996-09-30
REGENCY AFFILIATES INC
filed 1996-11-19
CIK 99249

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



      FOR THE QUARTER ENDED September 30, 1996 COMMISSION FILE NO. 1-7949
                            -----------------                      ------

                            REGENCY AFFILIATES, INC.
                            ------------------------
             (Exact Name Of Registrant As Specified In Its Charter)

            Delaware                                    72-0888772
            --------                                    ----------
    (State or other jurisdiction of                   (IRS Employer
    incorporation or organization)                  Identification Number)

   10 Winged Foot Drive, Novato, CA                              94949
   --------------------------------                              -----
   (Address of principal executive offices)                   (Zip Code)

   10842 Old Mill Road #5, Omaha, Nebraska                       68154
   ---------------------------------------                       -----
   (Address of administrative offices)                        (Zip Code)

 Registrant's Telephone Number (executive office) including Area Code:
(415) 883-8046
--------------
 Registrant's Telephone Number (administrative office), including Area Code:
(402) 330-8750
--------------

         Registrant's Principal Executive Office has changed since the last Form 10-Q. The address of the Registrant's Principal Executive Office was formerly:
381 Robinwood Lane, Wheaton, IL 60187.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes   X             No
                    ----              ----

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

$.40 Par Value Common Stock- 11,422,331 shares as of October 31, 1996.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements...........................................................................3

Item 2.           Management's  Discussion  and  Analysis  of  Financial Condition and Results of
                  Operations.....................................................................................13

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

Item 2.           Changes in Securities..........................................................................15

Item 3.           Defaults Upon Senior Securities................................................................15

Item 4.           Submission of Matters to a Vote of Security Holders............................................15

Item 5.           Other Information..............................................................................15

Item 6.           Exhibits and Reports on Form 8-K...............................................................15

REGENCY AFFILIATES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


         The following pages contain the information required by Part I, Item 1.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                                SEPTEMBER 30, 1996         DECEMBER 31, 1995
ASSETS                                                                             (UNAUDITED)
CURRENT ASSETS
 Cash and cash equivalents                                                             $ 2,521,300               $   39,700
 Accounts receivable                                                                         2,200                    2,700
 Prepaid expenses                                                                           14,700                    - - -
                                                                                       -----------               ----------
                                                                                         2,538,200                   42,400
                                                                                       -----------               ----------
OTHER ASSETS
 Investment in partnership                                                               6,676,000                4,068,100
 Rental property                                                                            51,000                    - - -
 Inventory                                                                                 850,000                  850,000
 Debt issuance costs and other assets                                                      454,400                   19,700
                                                                                       -----------               ----------
                                                                                         8,031,400                4,937,800
                                                                                       -----------               ----------

         Total Assets                                                                  $10,569,600               $4,980,200
                                                                                       ===========               ==========

                                                                                SEPTEMBER 30, 1996        DECEMBER 31, 1995
                                                                                ------------------        -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                                   (UNAUDITED)
CURRENT LIABILITIES

 Notes payable - related party                                                            $ 80,000                 $ 80,000
 Accounts payable                                                                           73,400                   96,000
 Accrued expenses                                                                           14,400                   79,800
                                                                                       -----------              -----------

             Total current liabilities                                                     167,800                  255,800
                                                                                       -----------              -----------
LONG-TERM DEBT                                                                           4,032,300                  323,000

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                             103,000                  106,400

SERIAL PREFERRED STOCK SUBJECT TO MANDATORY
REDEMPTION                                                                                 392,300                  368,300

SHAREHOLDERS' EQUITY
 Serial preferred stock not subject to mandatory redemption
 (maximum liquidation preference, $24,885,382)                                           1,053,000                1,053,000

 Common stock, par value $.40, authorized 25,000,000 shares issued and outstanding 11,422,331 and 11,188,997 shares (net of
 22,460 treasury shares)                                                                 4,549,600                4,456,300

 Paid in capital                                                                           140,000                  140,000

 Readjustment resulting from quasi-reorganization at December
 31, 1987                                                                               (1,670,600)              (1,670,600)

 Accumulated earnings (deficit)                                                          1,802,200                  (52,000)
                                                                                       -----------              -----------

         Total shareholders' equity                                                      5,874,200                3,926,700
                                                                                       -----------              -----------

          Total Liabilities and Shareholders' Equity                                   $10,569,600              $ 4,980,200
                                                                                       ===========              ===========

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                            Three Months                 Nine Months
                                                                            Ended Sept. 30,            Ended Sept. 30,
                                                                            ---------------            ---------------


                                                                        1996         1995             1996         1995
                                                                        ----         ----             ----         ----

NET SALES                                                       $      1,200   $         500   $      1,200  $        500
                                                                  ----------     -----------     ----------    ----------

OPERATING EXPENSES
 General and administrative expenses                                 146,700         141,600        413,900       272,700
                                                                   ---------       ---------      ---------     ---------

INCOME (LOSS) FROM OPERATIONS                                       (145,500)       (141,100)      (412,700)     (272,200)
                                                                   ---------       ---------      ----------    ---------

INCOME FROM EQUITY INVESTMENT
IN PARTNERSHIP                                                     1,001,600         220,000      2,711,200       907,000

INTEREST EXPENSE, NET OF
INTEREST INCOME                                                      169,600          12,400        199,900        30,600
                                                                   ---------       ---------     ----------     ---------

INCOME  BEFORE INCOME TAX
EXPENSE AND MINORITY INTEREST                                        686,500          66,500      2,098,600       604,200


INCOME TAX EXPENSE                                                  ( 16,900)        (13,000)      (176,500)     (103,000)

MINORITY INTEREST                                                      1,100           1,100          3,500         3,500
                                                                   ---------      ----------     ----------     ---------

NET INCOME                                                          $670,700      $   54,600     $1,925,600      $504,700
                                                                   =========      ==========     ==========     =========

NET INCOME APPLICABLE TO
COMMON STOCK (after accrued preferred
stock dividends of $15,800, $15,800,
$47,400, and $44,200, respectively and
preferred stock accretion of $10,000 and
$24,000 in 1996.)                                                   $644,900        $ 38,800     $1,854,200      $460,500
                                                                   =========        ========     ==========      ========
NET INCOME PER SHARE
   Primary                                                              $.06            $.00           $.16          $.04

   Fully diluted                                                        $.05            $.00           $.13          $.03

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)



                                                                                               1996                   1995
                                                                                             --------               ------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (loss)                                                                         $1,925,600              $504,700
 Adjustments to reconcile net income to net cash used by operating activities:
   Minority interest                                                                          (3,500)               (3,500)
   Stock issued for salaries and benefits                                                      93,300                   ---
   Income from equity investment in partnership                                           (2,711,200)             (907,000)
   Distribution of equity earnings from partnership                                           103,200               100,000
   Interest amortization on long-term debt                                                    227,200                18,000
   Changes in operating assets and liabilities:
     Prepaid expenses                                                                        (14,100)              (27,200)
     Other assets                                                                               5,400                 1,900
     Accounts payable                                                                        (22,600)                37,000
     Accrued liabilities                                                                     (81,200)               102,800
                                                                                           ----------          ------------
         Net cash used by operating activities                                              (477,900)             (173,300)
                                                                                           ----------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions of rental property                                                             (51,000)                     -

         Net cash used in investing activities                                               (51,000)                     -
                                                                                           ----------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net short-term borrowings (payments)                                                             ---             (325,800)
 Proceeds from issuance of long-term debt                                                   3,500,000                   ---
 Proceeds from issuance of common stock                                                           ---               352,800
 Proceeds from issuance of preferred stock                                                        ---               167,200
 Preferred stock dividends paid                                                              (31,600)              (28,400)
 Debt issuance and offering costs                                                           (457,900)              (44,200)
                                                                                           ----------          ------------
         Net cash provided by financing activities                                          3,010,500               121,600
                                                                                           ----------          ------------
INCREASE (DECREASE) IN CASH                                                                 2,481,600              (51,700)

CASH-BEGINNING                                                                                 39,700               150,000
                                                                                           ----------          ------------
CASH-ENDING                                                                                $2,521,300          $     98,300
                                                                                           ==========          ============


   The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A. Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1995.

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

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 2.  INVESTMENT IN PARTNERSHIP


         The Company has invested $350,000 for a limited partnership interest in Security Land and Development Company Limited Partnership ("Security"), which owns and operates an office complex (the "Property"). The Company has limited voting rights and is entitled to be allocated 95% of the profit and loss of the partnership until October 31, 2003 (the lease termination date of the sole tenant of the Property) and 50% thereafter. The Company is to receive certain limited cash flow after debt service during the lease term and will receive proceeds from the sale or refinancing of the Property, if any. The Company is also entitled to receive certain management fees relating to the partnership.

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

         The Company accounts for the investment in the partnership on the equity method, whereby the carrying value of the investment is increased or decreased by the Company's allocable share of income or loss. The investment in the partnership included in the Consolidated Balance Sheet at September 30, 1996 was $6,676,000. The income from the Company's equity investment in the partnership for the nine months ended September 30, 1996 was $2,711,200.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

         Summarized operating data for Security for the three months and nine months ended September 30, 1996 is as follows:

                                                                       Three Months               Nine Months
                                                                       ------------               -----------


            Revenues                                                    $3,040,600                $8,673,100
            Operating Expenses                                         (   754,600)               (2,310,600)
            Depreciation and Amortization                              (   541,100)               (1,486,300)
            Interest Expense, Net                                      (   690,500)               (2,022,300)
                                                                        ----------                ----------

                  Net Income                                            $1,054,400                $2,853,900
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

         The loan is secured by a security interest in substantially all of the property and property rights of the Company. The lender is given a first security interest in any unspent proceeds of the loan, and a first security interest in the Company's limited partnership interest in Security Land Development Company ("the Partnership Interest"). However, the lender has agreed to subordinate its position in other collateral of the Company, if requested to do so by the Company. If the Company prepays $750,000 during the first 30 months of the loan term, the lender is obligated to release its security interest in all collateral except the Partnership Interest.

         The Company is permitted to use the loan proceeds for acquisitions or general corporate purposes but payments to redeem shares or pay accrued but unpaid dividends are limited to $750,000 except with the lender's consent.

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

         At September 30, 1996 and December 31, 1995, the Company's net deferred tax asset, utilizing a 34% effective tax rate, consists of:

                                                                       Sept. 30, 1996   Dec. 31, 1995
                                                                       --------------   -------------


            Deferred tax assets:
                  Investment partnership earnings                       $ 2,183,000     $ 1,020,000
                  Net operating loss carryforwards                       14,310,000      15,060,000
                                                                        -----------     -----------

            Total deferred tax assets before valuation
                  allowance                                              16,493,000      16,080,000

            Valuation allowance                                        ( 16,493,000)    (16,080,000)
                                                                        -----------      ----------

                  Net deferred tax asset                                $    -0-        $    -0-
                                                                       =============    ============

         The valuation allowance was established to reduce the net deferred tax asset to the amount that will more likely than not be realized. This reduction is necessary due to uncertainty of the Company's ability to utilize the net operating loss and tax credit carryforwards before they expire.

         For regular federal income tax purposes, the Company has remaining net operating loss carryforwards of approximately $42,000,000. These losses can be carried forward to offset future taxable income and, if not utilized, will expire in varying amounts beginning in the year 2000.

         For the three months and nine months ended September 30,1996, the tax effect of net operating loss carryforwards reduced the current provision for federal income taxes by approximately $400,000 and $674,000, respectively. The provision for income taxes for the three months and nine months ended September 30, 1996, includes amounts for the alternative minimum tax.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources.

         The investment in Security Land And Development Company Limited Partnership should provide the Company with management fees of at least $100,000 per annum until 2003. In the nine months ending September 30, 1996, the Company's income from its equity investment in Security was $2,711,200.

         On June 21, 1996, the Company closed a loan transaction with Southern Indiana Properties, Inc. ("SIPI"), as lender, for a $3.5 million zero coupon loan. The loan has a term of approximately 9 1/2 years, with a final maturity date of December 31, 2005. Except for certain rights of the Company to make voluntary prepayments or of the lender to require prepayments in certain limited circumstances, principal and accrued interest on the loan become due at the maturity date. The Company intends to use the proceeds of the loan for acquisitions and/or general corporate purposes. The loan transaction provides for the loan to be secured by a pledge of the shares of stock of the Company's subsidiaries, a lien on the loan's proceeds, and a security interest in the Company's limited partnership interest in Security. SIPI is also given a security interest in all of the other property of the Company. However, SIPI has agreed to subordinate its position in other collateral of the Company, if requested to do so by the Company. Furthermore, if the Company prepays at least $750,000 of the loan by December 21, 1998, SIPI is obligated to release its security interest in all collateral except the Company's Limited Partnership Interest in Security.

         During the quarter, the Company acquired a real estate investment in Stuart, Florida, consisting of a one-story commercial building located on a one-eighth acre parcel of land. The property was purchased for approximately $51,000, and is leased to a single tenant. The Company is continuing to explore opportunities for the acquisition of real estate investments or operating companies that will provide additional liquidity and cash flow. The Company anticipates that such acquisitions would be financed by borrowings secured by the assets acquired and by the proceeds of the SIPI loan. The Company is also continuing to explore transactions which would utilize the Company's uncommitted and remaining net operating losses. There can be no assurances that any such acquisitions or transactions will be made.

         As part of the 1993 Transaction with NRDC, the Company received a working capital loan of $100,000 from Statesman Group, Inc., which loan matured on July 7, 1995 and carries a 10% interest obligation payable quarterly in arrears. As of September 30, 1996, the Company had a principal balance outstanding on notes payable to Statesman of $80,000.

Results of Operations.

         Operations of Regency Affiliates, Inc. and its subsidiaries in the reporting period ending September 30, 1996 were limited to the Company's ongoing effort to secure acquisitions and/or business combinations to provide the Company with material operations and cash flow. General and administration expense includes an expense of $93,300 resulting from the issuance of common stock to Mr. Nuttall as part of his compensation arrangement with the Company.

        The statement of operations reflects the income from investment in Security of $1,001,600 and $2,711,200 for the three months and nine months ended September 30, 1996, respectively, which represents 95% of the net income of Security Land and Development Company Limited Partnership.

        Interest expense consists primarily of the interest on the loan from SIPI (see note 3). Such interest expense of $191,330 for the three months and nine months ended September 30, 1996, is accreted to long-term debt as no principal or interest payments are due until maturity. The interest on the SIPI loan also includes $17,905 due to the amortization of issuance costs incurred in connection with securing the loan.

        Income tax expense for the nine months ended September 30, 1996, includes provisions related to alternative minimum tax for 1996.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to the vote of security holders during the reporting period ending September 30, 1996.

ITEM 5.    OTHER INFORMATION.

As reported on a Form 8-K dated September 25, 1996, Gary K. Nuttall resigned from the Company's Board of Directors. On August 26, 1996, Pamlyn Kelly, Ph.D., a director of the Company, was appointed interim President of the Company and a search is underway for a new President.

SUBSEQUENT EVENT. On October 22, 1996, the Company repaid its $80,000 (principal amount) debt to Statesman Group, Inc. The payment totaled $89,955.56, including accrued interest.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

Report on Form 8-K dated September 25, 1996
Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                  __________REGENCY AFFILIATES, INC.__________

                                  (Registrant)


  November 18, 1996                          By: /s/ Pamlyn Kelly, Ph.D.
  --------------------------                     ---------------------------
  Date                                           Pamlyn Kelly, Ph.D.