Form 10-K405
period 1996-12-31
REGENCY AFFILIATES INC
filed 1997-04-15
CIK 99249

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                 X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                --        OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 COMMISSION FILE NO. 1-7949
                          -----------------

                            REGENCY AFFILIATES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                      72-0888772
               --------                                      ----------
       (State or other jurisdiction of                     (IRS Employer
       incorporation or organization)                    Identification Number)

        3340 S.E. Federal Hwy., Suite 210, Stuart, Fla.              34997
        -----------------------------------------------              -----
      (Address of principal executive offices)                     (Zip Code)

       10842 Old Mill Road, # 5B, Omaha, Nebraska                   68154
       ------------------------------------------                   -----
      (Address of administrative offices)                         (Zip Code)

 Registrant's Telephone Number (executive office), including Area Code:
  (561-334-1010)
  --------------

 Registrant's Telephone Number (administrative office), including Area Code:
(402-330-8750)
-------------

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

                                       Yes   X           No
                                           -----            ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $5,050,000 on March 14, 1997, which value has been computed on the basis of $0.61 per share of Common Stock, the mean of the bid and asked price as reported on the bulletin board section of NASDAQ on that date.

The number of shares outstanding of the registrant's $.40 Par Value Common Stock, as of March 14, 1997 was 11,399,871.

DOCUMENTS INCORPORATED BY REFERENCE (See Exhibit Listing).





          (The remainder of this page was intentionally left blank.)

                                    FORM 10-K

                                     PART I

ITEM 1.           BUSINESS.

General development of business.

         Regency Affiliates, Inc. (the "Company" or "Regency" or the "Registrant") formerly Transcontinental Energy Corporation, was organized as a Delaware corporation in 1980 to be the successor to Transcontinental Oil Corporation which existed since 1947.

         Subsequent to a restructuring in 1992, the Company, on July 7, 1993, acquired an 80% interest in National Resource Development Corporation ("NRDC") (the "NRDC Transaction") by the issuance of 2,975,000 shares of the Company's $0.40 p.v. Common Stock, 208,850 shares of the Company's cumulative $100 Series C Preferred Stock and 20% of the outstanding shares of Transcontinental Drilling Company, a subsidiary of the Company. NRDC's principal asset consists of previously quarried and stockpiled aggregate inventory located at a mine site in Michigan. The aggregate inventory was, and continues to be, pledged to secure repayment of certain Zero Coupon bonds which have been issued by NRDC having a face value at maturity of $542,000 on January 1, 2002.

         On July 7, 1993, Statesman designated eight (8) persons to fill existing vacancies on the Board of Directors of the Company. The appointments were made by the sole acting director to fill the vacancies until their successors are duly elected and qualified.

         Statesman, in addition to receiving the Company's Common Stock in the NRDC Transaction, through its right to designate the eight persons to fill the existing vacancies on the Board of Directors until a Shareholders' Meeting, effectively has current voting control of a total of 3,515,701 shares, or approximately 30.8% of the 11,399,871 outstanding shares as of December 31, 1996, consisting of irrevocable proxies over 855,991 shares given to a proxy committee of the Board of Directors as part of the NRDC Transaction, and the 2,659,710 shares currently held by Statesman.

            (The balance of this page was intentionally left blank).

PRINCIPAL PRODUCTS AND RELATED INFORMATION

                                      NRDC

         NRDC has as its sole asset 75 million short tons of previously quarried and stock piled rock located at the site of the Groveland Mine in Dickinson County, Michigan. During the year ended December 31, 1996, NRDC made only casual sales of Aggregate (less than $4,900).

         Aggregate is primarily sold for railroad ballast, road construction, construction along shore lines and decorative uses. The market for aggregate stone is highly competitive and, as shipping costs are high, the majority of sales, if any, can be anticipated to be made locally. Other companies that produce rock and aggregate products are located in the same region as the Groveland Mine. Many of these competitors will have greater financial and personnel resources than the Company. As a consequence, there can be no assurance that acting alone NRDC will be able to consummate sales of material amounts of its Aggregate.

         The Company is actively seeking a joint venture partner presently in the business of marketing and selling aggregate to assist in the sale of the aggregate held by NRDC. It is contemplated that such a joint venture partner would provide the crushing and loading equipment necessary in order to stockpile crushed aggregate and ready it for sale during the 1997 building season. While the Company is reasonably optimistic that such a joint venture can be formed, there can be no assurance that such a transaction will come to fruition. Moreover, the success of such a venture will be dependant upon the market for aggregate in the State of Michigan and the ability of the Company to negotiate favorable royalty rates with M.A. Hanna Company.

            SECURITY LAND AND DEVELOPMENT COMPANY LIMITED PARTNERSHIP

         On November 18, 1994, Regency Affiliates, Inc. acquired a limited partnership interest in Security Land And Development Company Limited Partnership (the "Partnership") for an equity investment of $350,000, which amount was used to pay brokerage fees related to Regency's purchase of its interest in the Partnership. Regency has no obligation to make any further capital contribution to the Partnership. The Partnership owns the 34.3 acre complex at 1500 Woodlawn Drive, Woodlawn, MD containing the Security West Buildings consisting of a two-story office building and a connected six-story office tower occupied by the United States Social Security Administration Office of Disability and International Operations under a nine year lease expiring October 31, 2003 (the "Lease"). The buildings have a net rentable area of approximately 717,011 square feet. The construction of the Security West Buildings was completed in 1972 and the building has been occupied by the Social Security Administration since 1972 under prior leases between the U.S. Government and the Partnership.

         During 1994, the Partnership completed the placement of a $56,450,000 non-recourse project note, due November 15, 2003, issued by the Partnership. The placement of the project note was undertaken by the issuance of 7.90% certificates of participation and was underwritten by Dillon Read

& Co., Inc. The net proceeds received from the sale of the certificates have or are being used to refinance existing debt of the Partnership related to the project, to finance certain alterations to the project by the Partnership, to fund certain reserves and to pay costs of the project note issue. The project note is a non-recourse obligation of the Partnership and is payable solely from the Lease payments from the U.S. Government. Such rental payments under the Lease are not subject to annual appropriation by the United States Congress and accordingly, the obligations to make such payments are unconditional general obligations of the government backed by the full faith and credit of the United States. The payments under the Lease consist of base rent, maintenance rent, additional base rent, additional maintenance rent and the government tax reimbursement amount. The base rent, maintenance rent and additional base rent are fixed amounts and are not subject to adjustment. The base rent and the additional base rent together constitute the finance rent, which will be utilized to pay principal and interest on the project note, certain real estate taxes and costs of insurance and other reserves.

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

         The transaction with Security Land and Development Company Limited Partnership provides for the Company to receive management fees equaling $100,000 per annum.

         Related information.

         On June 21, 1996, the Company closed a loan transaction with Southern Indiana Properties, Inc. ("SIPI"), as lender, for a $3.5 million zero coupon loan. The loan has a term of approximately 9 1/2 years, with a final maturity date of December 31, 2005. Except for certain rights of the Company to make voluntary prepayments or of the lender to require prepayments in certain limited circumstances, principal and accrued interest on the loan become due at the maturity date. The Company intends to use the proceeds of the loan for acquisitions and/or general corporate purposes. The loan transaction provides for the loan to be secured by a pledge of the shares of stock of certain of the Company's subsidiaries, a lien on the loan's proceeds, and a security interest in the Company's limited partnership interest in Security Land And Development Company Limited Partnership. SIPI is also given a security interest in all of the other property of the Company. However, SIPI has agreed to subordinate its position in other collateral of the Company, if requested to do so by the Company. Furthermore, if the Company prepays at least $750,000 of the loan by December 21, 1998, SIPI is obligated to release its security interest in all collateral except the Company's Limited Partnership Interest in the Partnership.

         As of December 31, 1996, Regency Affiliates, Inc. had as its sole employees, Pamlyn Kelly, Ph.D., the Company's President and Eunice M. Antosh, the Company's Secretary. Both were employed by the Company on a part time basis. Dr. Kelly was elected as the Company's interim President following the removal of Gary K. Nuttall as President.

ITEM 2.      PROPERTIES

         As of December 31, 1996, NRDC owned approximately 75 million short tons of Aggregate located at the site of the Groveland Mine in Dickinson County, Michigan. The Groveland Mine is an iron ore mine that was shut down in 1981 by a former owner and operator, M.A. Hanna Company. The mine was acquired by International Aggregate Corporation in December, 1989. Subsequent thereto, International Aggregate Corporation transferred title to the Aggregate to National Resource Development Corporation (Delaware), NRDC's predecessor.

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

         Reference is made to Item 1, Business, page 4 of this report, for a description of the Security West Building at 1500 Woodlawn Drive, Woodlawn, MD, which property is owned by Security Land And Development Company Limited Partnership.

         During the third quarter of 1996, the Company acquired a real estate investment in Stuart, Florida, consisting of a one-story commercial building located on a one-eighth acre parcel of land. The property was purchased for approximately $51,000, and is leased to a single tenant.

ITEM 3.      LEGAL PROCEEDINGS

         The sole legal proceeding to which the Company or any of its subsidiaries is a party is an action pending in the United States District Court for the District of Arizona captioned, Hotel Corporation of Downtown Tucson v. Texas-Florida Hotel Group, Case No. 96-739, in which the plaintiff alleges that a $250,000 NRDC Zero Coupon Non-Recourse Secured Bond due January 1, 2002 was pledged as security for a lease entered into between Hotel Corporation of Downtown Tucson and Texas-Florida Hotel Group. NRDC, which was named as a defendant in the action, was served with process on or about November 20, 1996. In the action, the plaintiff seeks a declaration that the plaintiff has legal and equitable rights to the bond as liquidated damages for breach of the lease. NRDC is defending the action and the Company is confident that it will not have a material impact upon the Company or any of its assets.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to the vote of security holders during the quarter ending December 31, 1996.

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDERS' MATTERS

         Market information.

         Regency's Common Stock is traded in the over-the-counter market on the bulletin board section of NASDAQ. The following table sets forth the high and low bid prices for each calendar quarter during the last two fiscal years of the Company. The bid quotations represent interdealer prices and do not include retail markups, mark-downs or commissions. The prices indicated may not reflect the actual market for substantial quantities of the Company's Common Stock. As of December 31, 1996, Regency estimated that the outstanding shares were held by 4,000 shareholders.

         Year Ended
         ----------                         ($)                        ($)
         December 31, 1995                  High                       Low
                                            ----                       ----

         First Quarter                      .69                        .25
         Second Quarter                     .56                        .25
         Third Quarter                      .44                        .13
         Fourth Quarter                     .41                        .13

         Year Ended
         ----------
         December 31, 1996                  High                       Low
                                            ----                       ---

         First Quarter                      .63                        .13
         Second Quarter                     .47                        .38
         Third Quarter                      .50                        .28
         Fourth Quarter                     .69                        .41

         The Company has not paid or declared cash dividends on its Common Stock during the last two fiscal years. The Company has no present intention to pay cash dividends on its Common Stock in the future.

         In early 1990, Continental Illinois National Bank & Trust of Chicago ("Continental") resigned as the Company's registrar and transfer agent because of the Company's inability to pay Continental for services performed. The records were forwarded to the Company and the Company has since assumed the record keeping responsibility until such time as the Company has the funds to secure the services of an independent transfer agent. As of December 31, 1996, and the date of this report, such record keeping services were provided to the Company by L.J. Horbach & Associates. On February 7, 1995, Regency Affiliates, Inc. entered into an agreement with L.J. Horbach & Associates, Inc. pursuant to which L.J. Horbach & Associates, Inc. will provide certain administrative services to the Company for a monthly fee of $3,000, including but not limited to financial reporting, accounting and stock transfer record keeping. L.J. Horbach & Associates, Inc. is wholly owned by Larry J. Horbach, a member of the Board of Directors of the Company.

         Securities of the registrant.

         On February 9, 1995, Regency Affiliates, Inc. completed the placement of 57 Units ($566,400) of the Company's Cumulative Convertible $100 Series-E Preferred Stock and $0.40 p.v. Common Stock. The securities were offered in Units consisting of 88.5 shares in Cumulative Convertible $100 Series-E Preferred Stock and 6,000 shares of the Common Stock to accredited investors as defined in Regulation D for a cost of $10,000 per unit. Statesman converted $20,000 of the debt owing to it by the Company into two Units as part of the offering.

VOTING $0.40 PAR VALUE COMMON

         Regency Affiliates, Inc. has authorized 25,000,000 shares of its voting $0.40 p.v. Common Stock. Holders of the Common Stock are entitled to one vote per share on matters submitted to shareholders for approval or upon the election of directors.

CUMULATIVE CONVERTIBLE 7% PREFERRED $10 STATED VALUE SERIES-A STOCK - $0.10 PAR VALUE

         All of the authorized, issued and outstanding shares of the Series-A Preferred Stock were converted into 1,380,796 shares of the Company's $0.40 p.v. Common Stock as part of the NRDC Transaction.

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

CUMULATIVE SENIOR PREFERRED $100 STATED VALUE SERIES-C STOCK - $0.10 PAR VALUE

         On July 7, 1993, 208,850 shares of the Company's Cumulative Senior Preferred $100 Series-C Stock were delivered to Statesman Group, Inc. as part of the 1993 Transaction. Such shares represent 100% of the issued and outstanding Series-C shares. 210,000 shares of the Series-C Preferred Stock are authorized. Quarterly dividend periods commenced on September 30, 1993 and quarterly dividends per share are equal to 20%, not to exceed $500,000, of the annual after tax earnings of NRDC, divided by the number of shares outstanding. The Series-C shares carry a preference upon liquidation. Except in limited circumstances, the Series-C shares carry no voting rights. The Company has the right to redeem the Series-C Preferred Stock at any time.

CUMULATIVE CONTINGENT CONVERTIBLE JUNIOR PREFERRED $10 STATED VALUE SERIES-D STOCK - $0.10 PAR VALUE

         The Series-D junior preferred shares were issued in exchange for the serial restructuring promissory notes issued as part of Company's 1992 Restructuring. The total issued was 25,694 shares and was required by the Acquisition Agreement as a condition to closing. 26,000 shares of the Series-D Preferred Stock are authorized. Annual dividend periods commenced on January 1, 1993. Dividends accrue at the rate of 7% per annum. The holders of the Series-D Preferred Stock hold contingent rights to convert into Common Stock, but can not convert without the consent of a majority of the holders of the Series-C Preferred Stock. The Series-D shares carry a preference upon liquidation. Except in limited circumstances, the Series-D shares carry no voting rights. The Company has the right to redeem the Series-D Preferred Stock, at any time.

SERIES-E CUMULATIVE CONVERTIBLE PREFERRED STOCK - $100 STATED VALUE - $0.10 PAR VALUE

         Quarterly dividends on the Series-E Preferred Stock are cumulative from the dates of original issue and are payable in cash or accrued at the option of the Company. The Series-E Preferred Stock carries the right to receive an annual dividend of $12.50 per share. Subject to certain conditions, the Series-E Preferred Stock must be redeemed by the Company commencing on the fifth anniversary from the date of issuance. At any time after the second anniversary of the date of issuance, the Company may redeem the shares at their stated value plus accrued and unpaid dividends. Holders of the Series-E Preferred Stock, commencing on the second anniversary of the date of issuance, have the right to convert their shares into a number of shares of Common Stock of the Company determined by dividing $100, plus accrued and unpaid dividends, by a figure equal to 88% of the average bid price for Common Stock for the 90 days previous to the date the Series-E stock is surrendered for conversion. Redemption of the Series-E shares by the Company will terminate the conversion rights. The Series-E shares carry a preference upon liquidation. Except in limited circumstances, the Series-E shares carry no voting rights. As of December 31, 1996, 5,044.5 shares of the Series-E Preferred Stock are issued and outstanding.

REGTRANSCO, INC. OWNERSHIP

         RegTransco, Inc. (RTI) has two classes of outstanding common stock, Class A and Class B. There are 20,000 shares of Class A common stock outstanding, all of which are owned by Drilling (an 80% owned subsidiary of Regency Affiliates, Inc.). Five thousand (5,000) shares of Class B common stock were issued to the Original Investors who financed the Company's Chapter XI filing in 1986 and 1987 and represented 20% of the voting power of RTI's outstanding common stock. As part of the 1992 Restructuring, the holders of the Class B stock returned their 20% interest as a group to RTI. RTI's Class A and Class B common stock are equal to each other in all respects except dividend preference. Holders of shares of Class A and Class B common stock are entitled to one vote per share in the election of directors.

TRANS CONTINENTAL DRILLING COMPANY OWNERSHIP

         As part of the NRDC Transaction, Drilling issued sufficient shares to transfer 20% of the issued and outstanding stock of Drilling to Statesman. The remainder (80%) is owned by Regency Affiliates, Inc.

NRDC

         As part of the NRDC Transaction, Regency Affiliates, Inc. acquired 80% of the issued and outstanding stock of NRDC. The remainder (20%) is owned by Statesman.



            (The balance of this page was intentionally left blank).



ITEM 6.           SELECTED FINANCIAL DATA.

                                                1996             1995             1994             1993             1992
                                                ----             ----             ----             ----             ----

REVENUES                                      $6,102           $2,597           $5,125               $0               $0

INCOME FROM EQUITY
INVESTMENT IN PARTNERSHIP                  4,268,904        3,718,056          100,000                0                0

EXTRAORDINARY GAIN FROM DEBT
RESTRUCTURING                                      0                0                0                0           78,000

NET INCOME (LOSS)                          2,802,467        3,298,589         (102,541)       (121,789)         (50,568)

INCOME (LOSS) FROM CONTINUING
OPERATIONS PER SHARE                            0.24             0.29           (0.01)           (0.01)           (0.03)

EXTRAORDINARY GAIN PER SHARE                       0                0                0                0             0.02

NET INCOME (LOSS) PER SHARE
(PRIMARY)                                       0.24             0.29           (0.01)           (0.01)           (0.01)

NET INCOME (LOSS) PER SHARE
(FULLY DILUTED)(1995 RESTATED)                  0.20             0.21           (0.01)           (0.01)           (0.01)

TOTAL ASSETS                              11,566,678        4,980,148        1,473,832          853,922               93

LONG-TERM DEBT & REDEEMABLE                4,600,994          691,254          557,954          272,100                0
PREFERRED STOCK












            (The balance of this page was intentionally left blank).

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The Company may, from time to time, issue forward looking statements, including, but not limited to the statements of future economic performance contained in Item 7 of this Report, or elsewhere herein. Such forward looking statements, whether contained in this report on Form 10-K, or elsewhere, are subject to the following factors that could cause actual results to differ materially from those contained in the forward looking statements:

         (i)      The Company currently does not generate positive cash flow.

         (ii) The Company currently lacks the necessary infrastructure at the site of the Groveland Mine in order to permit the Company to make more than casual sales of the Aggregate.

         (iii) As of December 31, 1996, the Company was dependent upon the investment in Security Land And Development Company Limited Partnership for a material portion of its cash flow and for a material portion of its reportable income.

         (iv) The investment activities of the Company do not, in and of themselves, generate sufficient cash flow to cover its corporate operating expenses.

         (v) An unsecured default in the Lease or sudden catastrophe to the Security West Building from uninsured acts of God or war could have a materially adverse impact upon the Company's investment in Security Land And Development Company Limited Partnership.

         Liquidity and Capital Resources.

         The investment in Security Land And Development Company Limited Partnership is estimated to provide the Company with management fees of approximately $100,000 per annum until 2003. In the fiscal year ending December 31, 1996, the Company's income from its equity investment in the Partnership was $4,268,904.

         Despite the cash flow from the Partnership and the proceeds of the SIPI loan, the Company had not completed acquisitions as of December 31, 1996 that would provide the Company with sufficient positive cash flow to cover its corporate expenses. Subsequent to December 31, 1996 (on March 17, 1997), the Company completed the acquisition of the assets of Rustic Crafts Co., Inc., which acquisition is anticipated to provide positive cash flow for use by the Company. See, SUBSEQUENT EVENT at page 24 of this Report.

         The Company is continuing to explore opportunities for the acquisition of companies with operations that will provide additional liquidity and cash flow. The Company anticipates that such acquisitions would be financed by borrowings secured by the assets acquired and by the proceeds of the SIPI loan. There can be no assurances that any such acquisitions or transactions will come to fruition.

         Results of Operations.

         The operations of Regency Affiliates, Inc. and its subsidiaries in 1996 were limited to casual sales of Aggregate and rental income (less than $6,200.00) and the Company's ongoing effort to secure acquisitions and/or business combinations to provide the Company with material operations and cash flow.

         SFAS 121.

         In March 1995, the Financial Accounting Standards Board issued a new standard (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The Company adopted SFAS 121 in the first quarter of 1996. The Company's adoption has not had a material effect on the Company's financial position or results of operation.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following pages contain the Financial Statements and supplementary data required by Item 8 of Part II of Form 10-K for the year ending December 31, 1996.

         Independent Auditors' Report

         Consolidated Balance Sheets as of December 31, 1996 and 1995

         Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994

         Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994

         Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                       1996 CONSOLIDATED FINANCIAL REPORT

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                                    CONTENTS

------------------------------------------------------------------------------

                                                                         Page
                                                                         ----

AUDITORS' REPORT                                                        F-3-F-5

FINANCIAL STATEMENTS

    Consolidated balance sheets                                         F-6-F-7
    Consolidated statements of operations                                 F-8
    Consolidated statements of shareholders' equity                       F-9
    Consolidated statements of cash flows                                 F-10
    Notes to consolidated financial statements                         F-11-F-25

                          Independent Auditors' Report
                          ----------------------------


Shareholders and Board of Directors
Regency Affiliates, Inc.
Stuart, Florida

         We have audited the accompanying consolidated balance sheets of Regency Affiliates, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We did not audit the 1996 and 1995 financial statements of Security Land and Development Company Limited Partnership, the investment in which is reflected in the accompanying financial statements using the equity method of accounting. The investment in this partnership represents 71% and 82% of consolidated total assets as of December 31, 1996 and 1995, respectively, and 100% of the income from equity investment in partnership for the years ended December 31, 1996 and 1995. Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the 1996 and 1995 amounts included for Security Land and Development Company Limited Partnership, is based solely on the reports of such other auditors.

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

         In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regency Affiliates, Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

         As more fully discussed in Note 1.G. to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in the first quarter of 1996. In 1995, the Company adopted Statement of Position 94-6 (SOP 94-6), "Disclosure of Certain Risks and Uncertainties." Disclosures required by SOP 94-6 are included throughout the notes to the Company's financial statements with an emphasis in Notes 1 and 12.

                                                 HAUSSER + TAYLOR

Cleveland, Ohio
March 24, 1997

                       _________________________________
                           Reznick Fedder & Silverman
              Certified Public Accountants - Business Consultants
                           A Professional Corporation

4520 East-West Highway - Suite 300 - Bethesda, MD 20814-3319 - (301) 652-9100
- Fax (301) 652-1848



                         INDEPENDENT AUDITORS' REPORT



To the Partners
Security Land and Development Company Limited Partnership


     We have audited the accompanying balance sheet of Security Land and Development Company Limited Partnership as of December 31, 1996, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Security Land and Development Company Limited Partnership as of December 31, 1996, and the results of its operations, changes in partners' capital and cash flows for the year then ended in conformity with generally accepted accounting principles.



                                      /s/ Reznick Fedder & Silverman


Bethesda, Maryland
February 4, 1997

217 East Redwood St.       212 S. Tryon St.            745 Atlantic Ave.
Baltimore, MD 21202-3316   Charlotte, NC  28281-8100   Boston, MA  02111-2735
Telephone (410) 727-4340   Telephone (704) 332-9100    Telephone (617) 423-5855

P.O. Box 501298
Atlanta, GA  31150-12998
Telephone (770) 844-0644

                       _________________________________
                           Reznick Fedder & Silverman
              Certified Public Accountants - Business Consultants
                           A Professional Corporation

4520 East-West Highway - Suite 300 - Bethesda, MD 20814-3319 - (301) 652-1848
- Fax (301) 652-1848


                         INDEPENDENT AUDITORS' REPORT


To the Partners
Security Land and Development Company Limited Partnership


     We have audited the accompanying balance sheet of Security Land and Development Company Limited Partnership as of December 31, 1995, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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


                                      /s/ Reznick Fedder & Silverman


Bethesda, Maryland
January 25, 1996

217 East Redwood St.       212 S. Tryon St.            745 Atlantic Ave.
Baltimore, MD 21202-3316   Charlotte, NC  28281-8100   Boston, MA  02111-2735
Telephone (410) 727-4340   Telephone (704) 332-9100    Telephone (617) 423-5855
Fax (410) 727-0460         Fax (704)                   Fax (617) 423-6651

P.O. Box 501298
Atlanta, GA  31150-12998
Telephone (770) 844-0644
Fax (770) 844-0644


                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                          December 31, 1996 and 1995
                          --------------------------




                                                     1996                1995
          ASSETS                                     ----                ----
          -----

CURRENT ASSETS
  Cash and cash equivalents                       $ 2,303,655        $    39,689
  Other current assets                                  4,415              2,691
                                                  -----------        -----------
           Total current assets                     2,308,070             42,380

INVESTMENTS
  Investment in partnership                         8,233,731          4,068,056
  Rental property                                      50,884               --
                                                  -----------        -----------
           Total investments                        8,284,615          4,068,056

OTHER ASSETS
  Inventory                                           850,000            850,000
  Other                                               123,993             19,712
                                                  -----------        -----------
           Total other assets                         973,993            869,712

                                                  -----------        -----------
                                                  $11,566,678        $ 4,980,148
                                                  ===========        ===========







The accompanying notes are an integral part of these financial statements.



                                          REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                                                 CONSOLIDATED BALANCE SHEETS

                                                    December 31, 1996 and 1995
                                                    --------------------------

                                                                       1996                     1995
          LIABILITIES AND SHAREHOLDERS' EQUITY                         ----                     ----
          ------------------------------------

CURRENT LIABILITIES
  Note payable - related party                                    $       --              $     80,000
  Accounts payable                                                      79,906                  95,980
  Accrued expenses                                                      58,176                  79,816
                                                                  ------------            ------------
            Total current liabilities                                  138,082                 255,796

                                                                     4,199,940                 323,000
LONG-TERM DEBT

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                         101,110                 106,449

SERIAL PREFERRED STOCK SUBJECT TO MANDATORY
 REDEMPTION (liquidation preference and redemption
  value, $504,400 in 1996 and 1995)                                    401,054                 368,254

SHAREHOLDERS' EQUITY
 Serial preferred stock not subject to mandatory redemption
  (maximum liquidation preference, $24,921,354 and
  $24,903,368 in 1996 and 1995, respectively)                        1,052,988               1,052,988
 Common stock, par value $.40, authorized 25,000,000 shares
  issued and outstanding 11,399,871 and 11,166,537 shares
  in 1996 and 1995, respectively (net of 22,460 treasury shares)     4,549,642               4,456,308
 Additional paid-in capital                                            140,000                 140,000
 Readjustment resulting from quasi-reorganization at
  December 31, 1987                                                 (1,670,596)             (1,670,596)
 Retained earnings (deficit)                                         2,654,458                 (52,051)
                                                                  ------------            ------------
            Total shareholders' equity                               6,726,492               3,926,649
                                                                  ------------            ------------
                                                                  $ 11,566,678            $  4,980,148
                                                                  ============            ============

The accompanying notes are an integral part of these financial statements.


                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years Ended December 31, 1996, 1995 and 1994
                  --------------------------------------------

                                                          1996             1995             1994
                                                       --------          --------         --------

NET SALES                                           $     6,102      $     2,597      $     5,125

GENERAL AND ADMINISTRATIVE EXPENSES                     920,789          311,611          166,213
                                                    -----------      -----------      -----------
                                                       (914,687)        (309,014)        (161,088)

INCOME FROM EQUITY INVESTMENT IN PARTNERSHIP          4,268,904        3,718,056          100,000

INTEREST INCOME                                          74,137               --               --

INTEREST EXPENSE                                       (404,838)         (45,395)         (45,329)
                                                    -----------      -----------      -----------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE
  AND MINORITY INTEREST                               3,023,516        3,363,647         (106,417)

INCOME TAX EXPENSE                                      226,388           70,000               --

MINORITY INTEREST                                         5,339            4,942            3,876
                                                    -----------      -----------      -----------
NET INCOME (LOSS)                                   $ 2,802,467      $ 3,298,589      $  (102,541)
                                                    ===========      ===========      ===========

NET INCOME (LOSS) ATTRIBUTABLE
  TO COMMON SHAREHOLDERS
  [after paid or accrued preferred stock
  dividends of $81,144, $78,526
  and $17,986 in 1996, 1995, and 1994,
  respectively, and preferred stock
  accretion of $32,800 and $27,800
  in 1996 and 1995, respectively]                   $ 2,688,523      $ 3,192,263      $  (120,527)
                                                    ===========      ===========      ===========


NET INCOME (LOSS) PER COMMON SHARE:
  PRIMARY                                           $      0.24      $      0.29      $     (0.01)
                                                    ===========      ===========      ===========

  FULLY DILUTED - (RESTATED FOR 1995, See
   Note 1.B.)                                       $      0.20      $      0.21      $     (0.01)
                                                    ===========      ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  Years Ended December 31, 1996, 1995 and 1994
                  --------------------------------------------


                                                           Preferred Stock*                Common Stock**           Additional
                                                        -------------------            ----------------------         Paid-In
                                                        Shares        Amount           Shares          Amount         Capital
                                                        ------        ------           ------          ------         -------
BALANCE - JANUARY 1, 1994                               605,291     $ 1,052,988      10,304,537     $ 4,111,508      $      --
         Issuance of common stock                          --              --           220,000          88,000             --
         Net loss                                          --              --              --              --               --
                                                        -------     -----------      ----------     -----------      -----------

BALANCE - DECEMBER 31, 1994                             605,291       1,052,988      10,524,537       4,199,508             --
         Issuance of common stock                          --              --           642,000         256,800          140,000
         Net income                                        --              --              --              --               --
         Accretion of Series E preferred stock             --              --              --              --               --
         Payment of dividend on Series E
           preferred stock                                 --              --              --              --               --
                                                        -------     -----------      ----------     -----------      -----------

BALANCE - DECEMBER 31, 1995                             605,291       1,052,988      11,166,537       4,456,308          140,000
         Issuance of common stock                          --              --           233,334          93,334             --
         Net income                                        --              --              --              --               --
         Accretion of Series E preferred  stock            --              --              --              --               --
         Payment of dividend on Series E
                  preferred stock                          --              --              --              --               --
                                                        -------     -----------      ----------     -----------      -----------

BALANCE - DECEMBER 31, 1996                             605,291     $ 1,052,988      11,399,871     $ 4,549,642      $   140,000
                                                        =======     ===========      ==========     ===========      ===========



                                                        Readjustment
                                                         Resulting         Retained
                                                         From Quasi-        Earnings      Shareholders'
                                                        Reorganization      (Deficit)         Equity
                                                        --------------    ------------     -------------
BALANCE - JANUARY 1, 1994                                $(1,670,596)     $(3,159,759)     $   334,141
         Issuance of common stock                               --               --             88,000
         Net loss                                               --           (102,541)        (102,541)
                                                         -----------      -----------      -----------

BALANCE - DECEMBER 31, 1994                               (1,670,596)      (3,262,300)         319,600
         Issuance of common stock                               --               --            396,800
         Net income                                             --          3,298,589        3,298,589
         Accretion of Series E preferred stock                  --            (27,800)         (27,800)
         Payment of dividend on Series E
           preferred stock                                      --            (60,540)         (60,540)
                                                         -----------      -----------      -----------

BALANCE - DECEMBER 31, 1995                               (1,670,596)         (52,051)       3,926,649
         Issuance of common stock                               --               --             93,334
         Net income                                             --          2,802,467        2,802,467
         Accretion of Series E preferred  stock                 --            (32,800)         (32,800)
         Payment of dividend on Series E
                  preferred stock                               --            (63,158)         (63,158)
                                                         -----------      -----------      -----------

BALANCE - DECEMBER 31, 1996                              $(1,670,596)     $ 2,654,458      $ 6,726,492
                                                         ===========      ===========      ===========


* Preferred stock does not include Series E Preferred Stock which is subject to mandatory redemption

** Common stock is net of 22,460 treasury shares


The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 1996, 1995 and 1994
                  --------------------------------------------




                                                                        1996                1995                 1994
                                                                        ----                ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                 $ 2,802,467         $ 3,298,589         $  (102,541)
  Adjustments to reconcile net income (loss) to net cash
   used by operating activities:
    Minority interest                                                    (5,339)             (4,942)             (3,876)
    Income from equity investment in partnership                     (4,268,904)         (3,718,056)           (100,000)
    Distribution of equity earnings from partnership                    103,229             100,000                --
    Interest amortization on long-term debt                             376,940              26,500              24,400
    Amortization of debt issuance costs                                   7,401                --                  --
    Issuance of common stock in lieu of cash compensation                93,334                --                  --
    Issuance of treasury stock in lieu of cash compensation                --                  --                 4,000
    Changes in operating assets and liabilities:
     Other current assets                                                (1,724)               (562)             (2,129)
     Other assets                                                        13,113               1,964             (21,676)
     Accounts payable                                                   (16,074)             22,598              64,832
     Accrued expenses                                                   (21,640)             74,111             (18,159)
                                                                    -----------         -----------         -----------
       Total adjustments                                             (3,719,664)         (3,498,387)            (52,608)
                                                                    -----------         -----------         -----------
         Net cash used by operating activities                         (917,197)           (199,798)           (155,149)

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in partnership                                                --                  --               (50,000)
  Acquisition of rental property                                        (50,884)               --                  --
                                                                    -----------         -----------         -----------
         Net cash used by investing activities                          (50,884)               --               (50,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt                                        3,500,000                --                  --
  Debt issuance costs                                                  (124,795)               --                  --
  Net short-term borrowings                                             (80,000)             (5,800)              5,800
  Proceeds from issuance of preferred stock                                --               152,000             266,000
  Proceeds from issuance of common stock                                   --                48,000              84,000
  Offering costs                                                           --               (44,200)             (4,546)
  Dividends paid                                                        (63,158)            (60,540)               --
                                                                    -----------         -----------         -----------
         Net cash provided by financing activities                    3,232,047              89,460             351,254
                                                                    -----------         -----------         -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      2,263,966            (110,338)            146,105

CASH AND CASH EQUIVALENTS - BEGINNING                                    39,689             150,027               3,922
                                                                    -----------         -----------         -----------
CASH AND CASH EQUIVALENTS - ENDING                                  $ 2,303,655         $    39,689         $   150,027
                                                                    ===========         ===========         ===========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
   Interest                                                         $    23,890         $    20,944         $    20,301
   Income taxes                                                         257,838                --                  --

Supplemental disclosure of noncash investing and financing activities:

     In 1994, the Company, as part of its investment in the partnership, issued a $300,000 note payable. In 1995, the note was converted into 400,000 shares of the Company's common stock

     In 1995, $20,000 of debt was converted into equity and $44,000 of stock offering costs were satisfied by the issuance of 110,000 shares of the Company's common stock


   The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          A. Principles of Consolidation and Nature of Business - The consolidated financial statements include the accounts of Regency Affiliates, Inc. (the "Company") and its 80% owned subsidiaries National Resource Development Corporation ("NRDC"), Transcontinental Drilling Company ("Drilling") and RegTransco, Inc. ("RTI"). All significant intercompany balances and transactions have been eliminated in consolidation. Regency Affiliates, Inc.'s (Registrant's) share of consolidated net assets at December 31, 1996 and 1995 consist principally of cash and cash equivalents of approximately $2,297,000 and $37,000, respectively, investment in partnership of approximately $8,234,000 and $4,068,000, respectively, and liabilities of approximately $3,985,000 and $256,000, respectively.

               On July 7, 1993 the Company entered into an Acquisition Agreement with National Resource Development Corporation and Statesman Group, Inc. ("Statesman"), an international business corporation organized under the laws of the Bahamas which provided for the acquisition of an 80% interest in National Resource Development Corporation, which was wholly owned by Statesman in exchange for 2,975,000 shares of the Company's common stock, 208,850 shares of the Company's Series C Preferred stock and 20% of the outstanding shares of Transcontinental Drilling Co. (the "Transaction"). Statesman has the right to transfer some or all of these shares to its nominees. Through its right to designate eight individuals to fill vacancies on the Board of Directors, Statesman also controls 855,991 common shares by virtue of irrevocable proxies given to a proxy committee of the Board of Directors.

               In November 1994, the Company acquired a limited partnership interest in a real estate partnership which owns and operates an office complex. The office complex is occupied solely by a governmental agency under a lease which expires in October 2003. The Company's investment is accounted for using the equity method of accounting (See Note 2).

          B. Earnings (Loss) Per Share - Primary earnings (loss) per share are computed by dividing net income (loss) attributable to common shareholders (net income (loss) less preferred stock dividend requirements and periodic accretion) by the weighted average number of common and dilutive equivalent shares outstanding during the year. Fully diluted earnings per share computations assume the conversion of Series E, Series B, and Junior Series D preferred stock during the period that the preferred stock issues were outstanding. If the result of these assumed conversions is dilutive, the dividend requirements and periodic accretion for the preferred stock issues are reduced (See Note 7).

               The weighted average number of shares used in primary earnings
               (loss) per share computations for 1996, 1995 and 1994 were approximately 11,400,000, 10,941,000 and 10,327,000 respectively.
               The weighted average number of shares used in the computation of fully diluted earnings per share for 1996 was approximately 14,252,000. The fully diluted earnings per share for 1995 was restated to reflect a 1996 correction to the Series E Preferred Stock Certificate of Designation as described in Note 7. The weighted average number of shares used in the computation of fully diluted earnings per share for 1995, as restated, was approximately 15,632,000. The computation of fully diluted earnings (loss) per

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
               share for the year ended December 31, 1994 was antidilutive; therefore, the amounts reported for primary and fully diluted earnings per share are the same for that year. The Company's stock is thinly traded in the over-the-counter market on the bulletin board section of NASDAQ. In 1996 and 1995, market prices of $.525 per share and $.25 per share, respectively, were utilized in the conversion formulas for the computation of fully diluted earnings per share. In 1996 and 1995, if market prices of $.25 per share and $.125 per share, respectively, the lowest bid price of the Company's common shares during the year, were used in the conversion formulas, the weighted average number of shares utilized in the computation of fully diluted earnings per share would amount to approximately 16,164,000 and 19,229,000 (as restated), respectively, yielding fully diluted earnings per share of $.17 and $.17 (as restated), respectively.

          C. Cash and Cash Equivalents - Cash and cash equivalents represent cash and short-term highly liquid investments with original maturities of three months or less. The Company places its cash and cash equivalents with high credit quality financial institutions which may exceed federally insured amounts at times.

          D. Inventory - Inventory, which consists of 75 million short tons of previously quarried and stockpiled aggregate rock located at the site of the Groveland Mine in Dickinson County, Michigan, is stated at lower of cost or market. Liens have been attached to the aggregate inventory by the holders of the zero coupon bonds. The Company is also subject to a royalty agreement which requires the payment of certain royalties to a previous owner of the aggregate inventory upon sales of the aggregate.

               During the year ended December 31, 1996, the Company made only casual sales of aggregate. Aggregate is primarily sold for railroad ballast, road construction, construction along shore lines and decorative uses. The market for aggregate stone is highly competitive and, as shipping costs are high, the majority of sales, if any, can be anticipated to be made locally. Other companies that produce rock and aggregate products are located in the same region as the Groveland Mine. Many of these competitors will have greater financial and personnel resources than the Company. Therefore, the Company is actively seeking a joint venture partner presently in the business of marketing and selling aggregate to assist in the sale of the aggregate. It is contemplated that such a joint venture partner would provide the crushing and loading equipment necessary in order to stockpile crushed aggregate and ready it for sale during the 1997 building season. While the Company is reasonably optimistic that such a joint venture can be formed, there can be no assurance that such a transaction will come to fruition. Moreover, the success of such a venture will be dependent upon the market for aggregate in the State of Michigan and the ability of the Company to negotiate favorable royalty rates with M. A. Hanna Company. As a consequence, there can be no assurance that the Company will be able to consummate sales of material amounts of its aggregate (See Note 12).

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          E. Income Taxes - The Company utilizes Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax basis of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those temporary differences that have future tax consequences using the current enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. In some situations SFAS 109 permits the recognition of expected benefits of utilizing net operating loss and tax credit carryforwards. Valuation allowances are established based upon management's estimate, if necessary. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.

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

          G. Statement of Financial Accounting Standards No. 121 - In March 1995, the Financial Accounting Standards Board issued a new standard, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The Company adopted SFAS 121 in the first quarter of 1996. The Company's primary long-lived assets are the aggregate inventory (as described in Note 1.D.), the investment in partnership (as described in Note 2), and the Company's net operating loss carryforward (as described in Note
               9). The adoption did not have a material effect on the Company's financial position or results of operations.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          H. Statement of Financial Accounting Standards No. 123 - In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," was issued which establishes accounting and reporting standards for stock-based compensation plans. This standard encourages the adoption of the fair value-based method of accounting for employee stock options or similar equity instruments, but continues to allow the Company to measure compensation cost for those equity instruments using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the fair value-based method, compensation cost is measured at the grant date based on the value of the award. Under the intrinsic value-based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount the employee must pay to acquire the stock. The Company uses the intrinsic value-based method for stock-based compensation to employees. As a result, this standard does not have any effect to the Company's financial statement other than to require disclosure of the pro forma effect on net income of using the fair value-based method of accounting. Management believes this effect to currently be immaterial.


NOTE 2.   INVESTMENT IN PARTNERSHIP

          In November 1994, the Company invested $350,000 for a limited partner interest in Security Land and Development Company Limited Partnership ("Security"), which owns and operates an office complex. The Company has limited voting rights and is entitled to be allocated 95% of the profit and loss of the partnership until October 31, 2003 (the lease termination date of the sole tenant of the office complex) and 50% thereafter. The Company is entitled to 95% of operating cash flow distributions, as defined, until October 31, 2003, which are expected to be limited in amount, and 50% thereafter. Further, the partners are entitled to the net cash flow generated from the sale or refinancing of the property in the proportion of their individual positive capital account balance to the total positive capital account balances of all the partners. The Company can force the sale of the property after December 31, 2004.

          Security was organized to own and operate, for investment purposes, two buildings containing approximately 717,000 net rentable square feet consisting of a two-story office building and a connected six-story office tower. The building was purchased by Security in 1986 and is located on approximately 34.3 acres of land which is also owned by Security. The building has been occupied by the United States Social Security Administration's Office of Disability and International Operations for approximately 23 years under leases between the United States of America, acting by and through the General Services Administration ("GSA"). Effective November 1, 1994, Security and the GSA entered into a nine-year lease (the "Lease") for 100% of the building. The lease, among other provisions, requires substantial renovations and improvements to the building, which are continually being made. Security has received an opinion of the Assistant General Counsel to the GSA that lease payments are not subject to annual appropriation by the United States Congress and the obligations to make such payments are unconditional general obligations of the United States Government.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 2.   INVESTMENT IN PARTNERSHIP (CONTINUED)

          The Company accounts for the investment in partnership on the equity method, whereby the carrying value of the investment is increased or decreased by the Company's allocable share of income or loss. The investment in partnership included in the Consolidated Balance Sheets at December 31, 1996 and 1995 was $8,233,731 and $4,068,056,
          respectively. The income from the Company's equity investment in the partnership for the years ended December 31, 1996, 1995 and 1994 was $4,268,904, $3,718,056, and $100,000 respectively. The undistributed earnings from the Company's equity investment in the partnership as of December 31, 1996 and 1995 amounted to $7,883,731 and $3,718,056, respectively.

          Summarized financial information for Security is as follows:

                                                       1996                  1995
                                                       ----                  ----
          BALANCE SHEET DATA
          ------------------
Cash and receivables                               $  1,258,676        $  1,344,049
Restricted cash                                       8,215,088          18,514,573
Real estate                                          49,644,320          38,706,350
Other assets                                          2,024,640           2,252,224
                                                   ------------        ------------
      Total assets                                 $ 61,142,724        $ 60,817,196
                                                   ============        ============

Accounts payable and accrued expenses              $  2,083,908        $  1,510,030
Project note payable                                 46,626,589          51,380,596
Other liabilities                                     4,743,902           4,623,171
                                                   ------------        ------------
      Total liabilities                              53,454,399          57,513,797

Partners' capital:
 Regency Affiliates, Inc.                             8,233,731           4,068,056
 Other partners                                        (545,406)           (764,657)
                                                   ------------        ------------
   Total partners' capital                            7,688,325           3,303,399
                                                   ------------        ------------
   Total liabilities and partners' capital         $ 61,142,724        $ 60,817,196
                                                   ============        ============

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 2.       INVESTMENT IN PARTNERSHIP (CONTINUED)

                                                                                     1996            1995            1994
                                                                                     ----            ----            ----
              STATEMENT OF OPERATIONS DATA
              ----------------------------

                Revenues                                                         $ 11,760,267    $ 11,757,102    $  5,880,551

                Expenses                                                            5,080,768       4,215,587       3,920,118
                                                                                 ------------    ------------    ------------

                Net operating income                                                6,679,499       7,541,515       1,960,433

                Other revenue and expenses                                         (2,185,911)     (3,627,772)     (2,487,007)
                                                                                 ------------    ------------    ------------

                Income (loss) before
                    extraordinary item                                              4,493,588       3,913,743        (526,574)

                Extraordinary gain on forgiveness
                    of debt                                                              --              --        10,322,652
                                                                                 ------------    ------------    ------------

                Net income                                                       $  4,493,588    $  3,913,743    $  9,796,078
                                                                                 ============    ============    ============




              See Note 12. Contingencies, Risks and Uncertainties related to the Company's investment in Security.

NOTE 3.       NOTE PAYABLE - RELATED PARTY

              Note payable - related party in the amount of $-0- and $80,000 at December 31, 1996 and 1995, respectively, is due Statesman. The principal amount of the note and accrued interest was paid in October 1996.

NOTE 4.       LONG-TERM DEBT

              Credit Agreement - In June 1996, the Company entered into a Credit Agreement (the "Agreement") with Southern Indiana Properties, Inc. (the "Lender") for the purpose of obtaining loans secured by the Company's investment in Security. Under terms of the Agreement, the Lender advanced to the Company $2,750,000 under Loan A and $750,000 under Loan B. The due date of the loans is December 31, 2005. Both Loan A and Loan B bear interest at the rate of 14% per annum ("the Regular Interest Rate"). Interest at the Regular Interest Rate is calculated semi-annually on June 21 and December 21 of each year. The Regular Interest may be paid by the Company in cash on these semi-annual dates or the Company may elect to add the Regular Interest to the principal of the loan then outstanding.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 4.       LONG-TERM DEBT (CONTINUED)

              In addition to the Regular Interest Rate, the Agreement provides for additional consideration ("the Contingent Interest") as is necessary to enable the lender to achieve an Internal Rate of Return on each loan of twenty percent (20%) per annum on a cumulative basis over the term of such loan. However, no Contingent Interest or prepayment penalties are due on Loan B if such loan is repaid prior to December 21, 1998. The Contingent Interest is payable from distributions from Security after payment of all principal and Regular Interest and excluding a maximum of $120,000 per year which may be retained by the Company. The Company has elected to add the first semi-annual amount of Regular Interest to the respective loan balances at December 21, 1996. The Company has recorded the Contingent Interest on Loan A. However, the Company intends to prepay Loan B prior to December 21, 1998 and therefore has not recorded Contingent Interest on such loan.

              The Credit Agreement and the loans made under such Agreement are secured by the Partnership Collateral and the General Collateral. Partnership Collateral is defined as all the Company's interest in Security including the right to receive distributions, the right to title and interest in Security's property, the right to participate in management and voting of Security, and the right to the Escrow Account. General Collateral is defined as all accounts of the Company, all chattel, contracts, documents, equipment, fixtures, general intangibles, inventory (including the aggregate), shares of NRDC and all cash and cash equivalents.

              The Company may make voluntary prepayments at any time on Loan B and at any time after June 21, 1998 on Loan A, however, prepayments can only be made on the semi-annual interest calculation dates. Prepayment penalties, except on prepayments of Loan B until December 21, 1998, for which there are no prepayment penalties, are due as follows:

                                  Third year                 6%
                                  Fourth year                5%
                                  Fifth year                 4%
                                  Sixth year                 3%
                                  Seventh year               2%
                                  Eighth year                1%

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 4.   LONG-TERM DEBT (CONTINUED)

          The following is a summary of the outstanding balance of Loan A and Loan B as of December 31, 1996.

                                                        Loan A        Loan B      Total
                                                        ------        ------      -----


          Principal Advanced, June 21, 1996           $2,750,000   $  750,000   $3,500,000

          Regular Interest added to principal
              at December 21, 1996                       195,708       53,375      249,083

          Regular Interest from December 22
              to December 31, 1996                        11,455        3,124       14,579

          Contingent Interest*                            83,978         --         83,978
                                                      ----------   ----------   ----------

                                                      $3,041,141   $  806,499   $3,847,640
                                                      ==========   ==========   ==========


               * Contingent interest not recorded on Loan B, due to the
                 Company's intent to prepay the loan prior to December 21, 1998 and thus not be liable for Contingent Interest which would have amounted to approximately $23,000 at December 31, 1996.


          Zero Coupon Bonds - The zero coupon non-recourse secured bonds, due January 1, 2002, have a face value of $542,000 and a carrying value of $352,300 and $323,000 at December 31, 1996 and 1995, respectively. The bonds were issued by NRDC and the difference (discount) between the face value and carrying value is being amortized utilizing the interest method at 9%. Interest expense related to the bonds for 1996 and 1995 was $29,300 and $26,500, respectively. The bonds are redeemable at anytime at the option of the Company at an amount that approximates the carrying value. As of December 31, 1996, a sinking fund has not been established to fund the payment of the zero coupon non-recourse secured bonds upon maturity. The Collateral Trust Indenture ("Indenture"), dated as of April 1, 1991, states that the Company is prohibited from selling all or any of the pledged aggregate inventory unless the Company makes a payment to the bond trustee for deposit into the sinking fund. The Indenture grants the trustee, to secure the bonds, a first priority mortgage lien and security interest in the aggregate and establishes a "mandatory sinking fund payment per short ton sold" of pledged aggregate inventory until the maturity of the bonds. The minimum payment for sales during calendar years 1994 through 2002 ranges from $0.60 to $1.00 per short ton. The Indenture provides that the Company will have no personal liability for the payment of the debts evidenced by the Indenture or any bond or for the performance of the covenants, representations and warranties of the Company in the Indenture or any bond, and that the rights of the trustee and the bondholders shall be limited to the foreclosure on the lien, with certain exceptions.

          Based on borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt is estimated to be approximately $4,065,000.

NOTE 5.   MINORITY INTEREST

          Statesman Group, Inc. has a 20% minority interest in the Company's subsidiaries. In addition, Statesman holds a significant common stock interest in the Company.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 6.   STOCK OFFERING

          Through a private placement memorandum dated November 18, 1994, and concluded in 1995, the Company offered for sale 80 units of securities, each unit consisting of 88.5 shares of 12.5% cumulative convertible Series E preferred stock and 6,000 shares of common stock. The units were priced at $10,000 per unit. Subscriptions for 57 units, were received and offering costs of $92,746, were incurred.

NOTE 7.   SERIAL PREFERRED STOCK

          At December 31, 1996 and 1995, the Company had 5,000,000 authorized shares of $.10 par value serial preferred stock. Serial preferred stock at December 31, 1996 and 1995, all of which is convertible (other than Series C) and cumulative consists of:

          Mandatory Redeemable Shares - Series E, $100 stated value, 12.5% cumulative
          ----------------------------------------------------------------

                                                          Shares                  Value
                                                 -----------------------  ---------------------
                                                 Designated  Outstanding  Carrying  Liquidation
                                                 ----------  -----------  --------  -----------

          Balance, January 1, 1994                   --         --       $   --     $   --

          Issuance, net of offering costs         566,400      3,097      261,454    309,700
                                                 --------   --------     --------   --------

          Balance, December 31, 1994              566,400      3,097      261,454    309,700

          Issuance, net of offering costs                      1,947       79,000    194,700

          Accretion                                                        27,800
                                                 --------   --------     --------   --------

          Balance, December 31, 1995              566,400      5,044      368,254    504,400

          Accretion                                                        32,800
                                                 --------   --------     --------   --------

          Balance, December 31, 1996              566,400      5,044     $401,054   $504,400
                                                 ========   ========     ========   ========



          Redeemable Shares at Company's Option
          -------------------------------------
                                                    Shares                                  Value
                                          ------------------------      -----------------------------------------------
                                                                                          1996               1995
                                          Designated   Outstanding      Carrying      Liquidation        Liquidation
                                          ----------   -----------      --------      -----------        -------------

           Series C, $100 stated
               value, cumulative             210,000      208,850       $   229,136    $20,885,000(a)   $ 20,885,000(a)


           Series B, $10 stated
               value, 6% cumulative          370,747      370,747           566,912      3,707,470         3,707,470


           Junior Series D, $10 stated
               value, 7% cumulative           26,000       25,694           256,940        328,884(b)        310,898(b)
                                         -----------  -----------       -----------    -----------      ------------


                                             606,747      605,291       $ 1,052,988    $24,921,354      $ 24,903,368
                                         ===========  ===========       ===========    ===========      ============


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

              (b)   The liquidation value of the Junior Series D shares includes accrued and unpaid dividends of $71,944 and $53,958 at December 31, 1996 and 1995, respectively.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 7.   SERIAL PREFERRED STOCK (CONTINUED)

          SERIES E - The Series E shares must be redeemed by the Company at the stated value plus accrued and unpaid dividends on the fifth anniversary from the date of issuance. The Company, at its option, may redeem the shares beginning on the second anniversary of the date of issuance. The carrying value of the Series E stock was recorded at its issue price (net of issue costs). Beginning in 1995, the carrying value is being increased by periodic accretion to the Company's retained earnings (deficit), for the difference between the initial carrying value and the redemption value. Accretion, utilizing the interest method, for 1996 and 1995 was $32,800 and $27,800, respectively. Dividends of $63,158 and $60,540 on the Series E stock were paid or accrued in 1996 and 1995, respectively. Holders of Series E stock may convert their shares to common stock based on the stated value divided by 88% of the average bid price for the 90 days preceding the conversion date of the Company's common shares beginning on the second anniversary from the date of issuance of the Series E shares. In 1996, the Company filed a correction to the Series E Certificate of Designation due to an error in the conversion right. The conversion right is based on the stated value of $100 per share not $1,000 per share. The 1995 fully diluted earnings per share has been restated due to this correction.

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

          SERIES B - The Series B shares were issued in 1991 as part of a restructuring plan limited to senior lenders and was issued in exchange for all obligations and any claims or causes of action relating to the Company's obligations and guarantees. Such preferred stock includes, among other provisions and preferences, the following:

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

          Generally the preferred shares have limited voting rights. However, in the event dividends payable on the Series C and E shares, respectively, are accumulated and unpaid for seven quarterly dividends (whether or not declared and whether or not consecutive), the holders of record of the Series C and E shares, respectively, shall thereafter have the right to elect two directors (each) until all arrears in required cash dividends (whether or not declared) on such shares have been paid. Its bylaws provide for eight members on its Board of Directors. At December 31, 1996, the Company had no accumulated and unpaid dividends on Series C and E preferred shares.

NOTE 8.   STOCK OPTION PLANS

          The Company has reserved 125,000 shares of its common stock for issuance upon exercise of incentive stock options under the 1984 Incentive Stock Option Plan. The plan provides that options must be granted within ten years after February 8, 1984, the effective date of the plan, must have not more than a ten year term, and, in general, must be exercised during the optionee's employment. The exercise price must be equal to the fair market value of the common stock on the date of the grant. Subject to the limitations in the plan, an Employee Incentive Stock Option Plan committee of the Board of Directors determines the optionee, the number of shares covered by each option and the duration of each option. As of December 31, 1996 and 1995, options aggregating 50,000 shares had been granted, exercisable at prices of $1.31 to $1.75 per share.

          In addition, the Company has reserved 500,000 shares of common stock for issuance upon exercise of incentive stock options under the 1988 Incentive Stock Option Plan. The plan provides that no option is exercisable less than six months nor more than ten years from the grant date, and, in general, must be exercised during the optionee's employment. The exercise price must be at least equal to the fair market value of the common stock on the date of the grant. Subject to limitations in the plan, a Personnel and Compensation Committee of the Board of Directors determines the optionee, the number of shares to be granted to each employee and the restrictions to be imposed upon each grant. As of December 31, 1996 and 1995, no options to purchase stock under this plan were outstanding. The Employment Agreement described in Note 10 provides for the issuance of options. Such options have not been issued by the Company.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 9.   INCOME TAXES

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

          At December 31, 1996 and 1995, the Company's net deferred tax asset, utilizing a 34% effective tax rate, consists of:

                                                                    1996            1995
                                                                    ----            ----
          Deferred tax assets:
             Investment partnership earnings                    $  1,570,000    $  1,020,000
             Net operating loss carryforwards                     13,270,000      15,060,000
             Alternative minimum tax credits                         260,000            --
                                                                ------------    ------------

          Total deferred tax assets before valuation allowance    15,100,000      16,080,000

          Valuation allowance                                    (15,100,000)    (16,080,000)
                                                                ------------    -----------

             Net deferred tax asset                             $       --      $       --
                                                                ============    ============



          The valuation allowance was established to reduce the net deferred tax asset to the amount that will more likely than not be realized. This reduction is necessary due to uncertainty of the Company's ability to utilize the net operating loss and tax credit carryforwards before they expire.

          For regular federal income tax purposes, the Company has remaining net operating loss carryforwards of approximately $39,200,000. These losses can be carried forward to offset future taxable income and, if not utilized, will expire in varying amounts beginning in the year 2000. The Company's tax returns have not recently been examined by the Internal Revenue Service ("Service") and there is no assurance that the Service would not attempt to limit the Company's use of its net operating loss and tax credit carryforwards.

          For the years ended December 31, 1996, 1995 and 1994, the tax effect of net operating loss carryforwards reduced the current provision for regular federal income taxes by approximately $1,030,000, $1,150,000 and $1,020,000, respectively. At December 31, 1996 and 1995, the Company has provided $226,388 and $70,000, respectively, for taxes, which relate to alternative minimum tax liabilities (See Note 12).

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 10.  EMPLOYMENT AGREEMENT

          On February 1, 1996, the Company entered into a written agreement ("Employment Agreement") with Gary K. Nuttall pursuant to which Mr. Nuttall was employed as the Company's President and Chief Executive Officer, in which capacities he served, until his removal on August 26, 1996. Mr. Nuttall's Employment Agreement provided for him to receive 466,667 shares of the Company's common stock upon execution, 233,333 shares of which have been deemed forfeited under the terms of the Employment Agreement. During his employment with the Company, Mr. Nuttall received base compensation in the amount of $3,000 payable semi-monthly, and certain other benefits. Mr. Nuttall also received a bonus in the amount of $350,000 in connection with the consummation of the $3.5 million loan the Company secured from Southern Indiana Properties, Inc. Mr. Nuttall's Employment Agreement with the Company provided for him to receive options to purchase 450,000 shares of the Company's common stock pursuant to the terms of the Company's 1988 Incentive Stock Option Plan, as described in Note 8, which options have not been issued by the Company, nor does the Company intend to issue such options in the future due to Mr. Nuttall's removal. The Employment Agreement provided for the options to become exercisable at the rate of 150,000 shares for each $.03 annual increase in the per share book value of the Company, excluding the effects of the non-cash income accrual on the Company's investment in Security, and the effects of any non-cash interest expense on indebtedness of the Company secured by the investment in Security. The option price was to be the greater of 50% of the average of the bid price for the Company's common stock during the week ended December 1, 1995 or the par value of the stock at the date of the grant.

NOTE 11.  RELATED PARTY TRANSACTIONS

          In 1996, Pamlyn Kelly, Ph.D., Interim President and a director of the Company, was paid $16,899 as a consultant for testing administered to candidates for the presidency of the Company.

          In 1996 and 1995, L. J. Horbach and Associates, of which L. J. Horbach, a director of the Company, is the sole owner, was compensated for services rendered in the amount of $36,000 and $33,000, respectively, under an agreement to provide certain administrative services to the Company.

          In 1994, Mr. Horbach was issued 10,000 shares of the Company's common stock, out of treasury shares, for the payment of commitment fees. L.
          J. Horbach and Associates was also compensated for services rendered in the amount of $1,500. Mr. Horbach also holds 1,238 shares of the Junior Series D preferred stock.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 12.  CONTINGENCIES, RISKS AND UNCERTAINTIES

          The Company is subject to numerous contingencies, risks and uncertainties including, but not limited to the following, that could have a severe impact on the Company:

          (i) The Company currently does not generate positive cash flow and, historically, the Company has had limited operating activities and substantially all of its efforts have been devoted to acquiring or developing profitable operations. The Company's ability to become an operating entity and to continue in existence is partly dependent upon its ability to attain satisfactory levels of operating cash flows, including its ability to develop positive cash flow and profitable operations in NRDC to meet its obligations.

          (ii) The Company currently lacks the necessary infrastructure at the site of the Groveland Mine in order to permit the Company to make more than casual sales of the aggregate (See Note 1.D.).

          (iii) As of December 31, 1996, the Company was dependent upon the investment in Security Land and Development Company Limited Partnership for a material portion of its cash flow and for a material portion of its reportable income.

          (iv) The investment activities of the Company do not, in and of themselves, generate sufficient cash flow to cover its corporate operating expenses.

          (v) An unsecured default in the Lease or sudden catastrophe to the Security office complex from uninsured acts of God or war could have a materially adverse impact upon the Company's investment in Security Land and Development Company Limited Partnership and therefore its financial position and results of operations (See Note 2).

          (vi) The Company has significant tax loss and credit carryforwards and no assurance can be provided that the Internal Revenue Service would not attempt to limit or disallow altogether the Company's use, retroactively and/or prospectively, of such carryforwards, due to ownership changes or any other reason. The disallowance of the utilization of the Company's net operating loss would severely impact the Company's financial position and results of operations due to the significant amounts of taxable income (generated by the Company's investment in Security) that has in the past been, and is expected in the future to be, offset by the Company's net operating loss carryforwards (See Note 9).

                   REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 13.  SUBSEQUENT EVENT

          On March 17, 1997, the Company through a newly formed subsidiary, Rustic Crafts, International, Inc. signed a Purchase and Sale Agreement with Rustic Crafts Co., Inc. ("Rustic") to acquire all of its operating assets including accounts receivable, inventory, property and equipment and intangibles. On that date the Company paid $1,100,000 in cash and 100,000 shares of the Company's common stock and assumed Rustic's trade accounts payable, bank debt and certain other accrued liabilities. Total liabilities assumed were approximately $550,000.

          The cash purchase price was provided by the funds borrowed from Southern Indiana Properties, Inc. ("SIPI") as discussed in Note 4. The Company has also made available to its subsidiary $850,000 of working capital which was also provided by funds borrowed from SIPI. On March 17, 1997, the Company used a portion of the working capital funds advanced to retire the bank debt of approximately $201,000. On December 31, 1996, Rustic had total assets of approximately $1,200,000.

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

         Since there has not been an annual meeting of the stockholders since August of 1988, the sitting Directors have appointed persons to fill existing vacancies on the Board. Executive officers are elected annually by the Board of Directors or until their successors are duly elected and qualified. In connection with the NRDC Transaction, new directors were designated to fill eight vacant director positions to serve until elected at the next annual meeting of stockholders. Following is a list of the names and addresses, ages, positions with the Company, principal occupation and periods of service of the directors.

                                        POSITIONS AND OFFICES HELD AND PRINCIPAL
                                        OCCUPATIONS OR EMPLOYMENT DURING PAST FIVE
NAME, ADDRESS (AGE)                     YEARS

William R. Ponsoldt, Sr. (55)           Director since June, 1996.  Chairman of the Board
3340 S.E. Federal Hwy., Suite           of Directors since August, 1996.  During the past
210, Stuart, Florida 34997              five years, Mr. Ponsoldt has served as the portfolio
                                        manager for several hedge funds.  Mr. Ponsoldt is
                                        the father of William R. Ponsoldt, Jr., a director of
                                        the Company.

Stephanie Carey (46)                    Director since July 1993. Ms. Carey is a principal
West Bay Street                         and the Investment Manager for Managed
P.O. Box CB 10985                       Companies with Bradley Management (Bahamas)
Nassau, Bahamas                         Limited. She is also a director of Regal Bahamas
                                        International Airways Limited.



Martin J. Craffey (59)                                  Director since July 1993. From January 1988 until
58 Mainsail Drive                                       December 31, 1993, Mr. Craffey was a real estate
Patchogue, New York  11772                              and business broker and contract vendee with
                                                        Prudential Realty of Long Island, N.Y.  Mr. Craffey
                                                        is presently employed in seeking financing for and
                                                        reorganizing real estate projects.

Larry J. Horbach (55)                                   Director from 1987 to 1990, from 1992 to February
1869 South 120th Street                                 15, 1994 and since November 16, 1994. Interim
Omaha, Nebraska 68144                                   Secretary and Treasurer from July 1993 until his
                                                        resignation effective February 15, 1994. Mr.
                                                        Horbach has been Chairman of the Board,
                                                        President and Chief Executive Officer of
                                                        Gateway Energy Corporation since June
                                                        1990 and had served as a director of Seilon,
                                                        Inc., both reporting companies under the
                                                        Securities Exchange Act of 1934. In addition,
                                                        during the past five years, Mr. Horbach has
                                                        been associated with L.J. Horbach &
                                                        Associates, a firm specializing in
                                                        re-organizations and restructurings. Mr.
                                                        Horbach was designated to fill a vacancy on the
                                                        Board on November 16, 1994.

Pamlyn Kelly, Ph.D. (53)                                Director since July 1993. Dr. Kelly is principal and
10 Winged Foot Drive                                    Chief Executive Officer of Human Resource
Novato, California  94949                               Concepts, Novato, CA, a registered minority owned
                                                        management consulting firm and has a private
                                                        practice. Dr. Kelly is a licensed Psychologist in both
                                                        Arizona and California. Dr. Kelly received her Ph.D.
                                                        in Clinical Psychology in 1990.

William R. Ponsoldt, Jr. (30)                           Director since July 1993. Mr. Ponsoldt is an attorney
1100 S. Federal Highway                                 engaged in the private practice of law in Florida with
Stuart, Fla.  34995                                     the law firm of Warner, Fox, Seeley, Dungey &
                                                        Sweet. Formerly, he was with Kohl, Metzter, Spotts,
                                                        Ponsoldt & Tapper, P.A.  Mr. Ponsoldt is the son of
                                                        William R. Ponsoldt, Sr., a director of the Company.


Eunice M. Antosh (47)                                   Secretary of the Company since February 25, 1994.
Rural Route One                                         Prior to October, 1993, Mrs. Antosh was employed
Box 130                                                 by L.J. Horbach & Associates, Inc. Since October,
Yutan, Nebraska 68073                                   1993, Mrs. Antosh has been employed, on a part-
                                                        time basis, by Gateway Energy Corporation and
                                                        is responsible for stockholder relations
                                                        and certain accounting functions.


         Each of Messrs. Ponsoldt, Jr. and Craffey, Dr. Kelly and Ms. Carey were appointed directors of the Company by Statesman as part of the closing of the Transaction on July 7, 1993. Each had an understanding with Statesman and/or the Company that as an inducement to accept their positions as directors he or she would receive certain consideration from Statesman and/or the Company as set forth in Item 11, COMPENSATION OF DIRECTORS, to which reference is made.

         Mr. Horbach was a Director of the Company from 1987 to 1990 and again from 1992 to February 15, 1994. As noted above, he rejoined the Board on November 16, 1994 agreeing to serve as a director until the next shareholders' meeting, at which time he intends not to stand for re-election. Mr. Horbach served as the interim President of the Registrant on a part time basis until the closing of the 1993 Transaction. Mr. Horbach had served as the chief financial officer of the Company from 1987 to 1989 and as Secretary of the Company from July 7, 1993 to February 15, 1994. From 1976 through the current date, Mr. Horbach was primarily self-employed with L.J. Horbach & Associates, a firm specializing in reorganizations. He previously served as Vice President and Chief Financial Officer of American Beef Packers, Inc., now Sudbury Holdings, Inc., on a part time basis from 1977 through that Company's reorganization in 1983, after which he continued to work for Sudbury on a project by project basis. From 1963 to 1976 he was with Arthur Andersen & Co., a public accounting firm. In January 1990, Mr. Horbach was elected to the Board of Directors of Gateway Sporting Goods Company, a public company (name later changed to Gateway Energy Corporation). In June 1990, Mr. Horbach was appointed the interim President and agreed to serve as the interim Chairman of the Board upon the resignation of the then president and chairman, and is currently serving as Gateway's Chairman, President and Chief Executive Officer. In January 1992, Mr. Horbach was also elected to the Board of Directors of Seilon, Inc., a public company currently restructuring and without operations and resigned therefrom on December 13, 1994. On February 7, 1995, Regency Affiliates, Inc. entered into an agreement with L.J. Horbach & Associates, Inc. pursuant to which L.J. Horbach & Associates, Inc. will provide certain administrative services to the Company for a monthly fee of $3,000, including but not limited to accounting and stock transfer record keeping. L.J. Horbach & Associates, Inc. is wholly owned by Larry J. Horbach.

         Item 405 Disclosure.

         None.

ITEM 11.  EXECUTIVE COMPENSATION.

         Summary Compensation Table.

         The following table sets forth the annual and long-term compensation, attributable to all service in the fiscal year 1996 to Mr. Gary K. Nuttall, Pamlyn Kelly, Ph.D., and Ms. Eunice M. Antosh, the only officers who received compensation during fiscal 1996.

            (The balance of this page was intentionally left blank).



                                                    SUMMARY COMPENSATION TABLE

                                                                                         Long Term Compensation
                                                                       ----------------------------------------------
                                       Annual Compensation                       Awards                    Payouts
                             -------------------------------------     ---------------------------     --------------
       (A)            (B)       (C)           (D)         (E)              (F)            (G)              (H)              (I)

                                                        Other                          Securities
Name and                                                Annual         Restricted      Underlying                       All Other
Principal                                               Compen-        Stock           Options/        LTIP Payouts     Compensation
Position           Year      Salary ($)    Bonus ($)    sation ($)     Award(s) ($)    SARs (#)        ($)              $
------------------------------------------------------------------------------------------------------------------------------------
Gary K.            1996      56,062        350,000        -0-          102,154(1)        -0-               -0-            -0-
Nuttall                                                                                                                   -0-
                                                                                                                          -0-

Gary F.            1996      -0-             -0-          -0-             -0-            -0-                -0-           -0-
Spahn              1995      -0-             -0-          -0-             -0-            -0-                -0-           -0-
                   1994      20,000          -0-          -0-             -0-            -0-                -0-           -0-

Craig R.           1996      -0-             -0-          -0-             -0-            -0-                -0-           -0-
Grossman,          1995      25,000          -0-          -0-             -0-            -0-                -0-           -0-
President          1994      18,000          -0-          -0-             -0-            -0-                -0-           -0-

Pamlyn             1996      14,000(2)       -0-          -0-             -0-            -0-                -0-           -0-
Kelly, Ph.D.       1995       6,000          -0-          -0-             -0-            -0-                -0-           -0-
President          1994         500          -0-          -0-             -0-            -0-                -0-           -0-


Eunice M.          1996      12,000          -0-          -0-             -0-            -0-                -0-           -0-
Antosh,            1995      11,000          -0-          -0-             -0-            -0-                -0-           -0-
Secretary          1994      -0-             -0-          -0-             -0-            -0-                -0-           -0-

--------

         (1) As at the end of the fiscal year, Mr. Nuttall held 233,334 shares of the Company's $0.40 p.v. Common Stock that had been issued to him pursuant to the Employment Agreement with the Company entered into on February 1, 1996. Approximately one half of the total number of shares (466,667 shares) issued to Mr. Nuttall have been deemed forfeited under the terms of the Employment Agreement. Based on the closing price for the Company's unrestricted Common Stock on December 31, 1996, the 233,334 shares deemed outstanding to Mr. Nuttall had a year end value of $102,154. The Company has no present intention to pay dividends upon its $0.40 p.v. Common Stock.

         (2) During the reporting year ended December 31, 1996, Dr. Kelly was paid an additional $16,899 for consulting services, $2,000 for attendance at meetings of the Board of Directors, and was reimbursed $14,692 for expenses incurred.

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

         Compensation of Directors.

         Standard Arrangements. The members of the Board of Directors of Regency Affiliates, Inc. each receive the sum of $500 for their attendance at directors' meetings.

         Other Arrangements. There were no other arrangements pursuant to which any director of Regency Affiliates, Inc. was compensated during the Company's last completed fiscal year for services provided as a director, although Pamlyn Kelly, Ph.D. was paid $16,899 as a consultant for testing administered to candidates for the presidency of the Company.

         Employment Contracts, Termination of Employment and Change in Control Arrangements.

         On February 1, 1996, the Company entered into a written employment agreement with Gary K. Nuttall pursuant to which Mr. Nuttall was employed as the Company's President and Chief

Executive Officer. Mr. Nuttall's agreement called for him to receive 466,667 shares of the Company's $0.40 p.v. Common Stock upon execution, 233,333 of which have been deemed forfeited by Mr. Nuttall under the terms of his agreement with the Company. During his employment with the Company, Mr. Nuttall was to receive base compensation in the amount of $3,000 payable semi-monthly, a cash flow bonus equal to 20% of eligible cash flow, payable in cash or in warrants to purchase the Company's $0.40 p.v. Common Stock, at the option of the Company, and certain other benefits. Mr. Nuttall was also to receive a bonus equal to 10% of any financing secured solely by the Company's investment in Security Land And Development Company Limited Partnership. The agreement also provided for a grant of options to purchase 450,000 shares of the Company's $0.40 p.v. Common Stock pursuant to the terms of the Company's 1988 Incentive Stock Option Plan, none of which have been or are intended to be issued by the Company. The agreement provided for the option price to be the greater of 50% of the average of the bid price for the Company's $0.40 p.v. Common Stock during the week ending December 1, 1995 or the par value of the stock at the date of the grant.

         Mr. Nuttall was removed as the Chairman of the Board, President and Chief Executive Officer of the Company on August 26, 1996. Pamlyn Kelly, Ph.D. was elected interim President to serve until her sucessor is elected by the Board of Directors.

         Dr. Kelly has an informal arrangement with the Company pursuant to which she is paid $6,000 per month for her services as interim President. She is also reimbursed for her reasonable expenses incurred on behalf of the Company.

         As of December 31, 1996, Regency Affiliates, Inc. had no formal employment contracts with any executive officers.

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

         To the best of the Company's knowledge, the only beneficial owners of more than five percent of Regency's voting securities as of February 28, 1997 are listed below:

                               (2) Name and address of            (3) Amount and nature          (4) Percent of
                                   --------------------               -----------------              ----------
    (1) Title of class             beneficial owner              of beneficial ownership              class
        --------------             ----------------              -----------------------              -----

         Regency                 Statesman Group, Inc.                  2,659,710(3)                  23.3%
     Affiliates, Inc.            King & George Streets
        $0.40 p.v.                  Nassau, Bahamas
       Common Stock

     Transcontinental            Statesman Group, Inc.                        250(4)                    20%
    Drilling Company,            King & George Streets
     Inc. $1.00 p.v.                Nassau, Bahamas
       Common Stock


         Statesman Group, Inc. is an international business corporation organized under the laws of the Bahamas. Statesman's principal business is the making of investments in the United States and elsewhere. Statesman is currently a holding company for the securities acquired by it in the 1993 Transaction. Both its principal business and principal office is located at King & George Streets, Nassau, Bahamas. The William R. Ponsoldt, Sr. Irrevocable Trust dated April 15, 1991 is the controlling person of Statesman. The William R. Ponsoldt Sr. Trust is an irrevocable trust for the benefit of William R. Ponsoldt, Jr., a director of the Company, Tracey A. Ponsoldt, now married and sometimes known as Tracey A. Powers, and Christopher J. Ponsoldt, all children of William R. Ponsoldt, Sr. The acting trustee of the William R. Ponsoldt, Sr. Irrevocable Trust dated April 15, 1991 has the sole right to control the disposition of and vote the Regency securities acquired by

--------

         (3) The nature of beneficial ownership is sole investment power and sole voting power as to all shares listed.

         (4) The nature of beneficial ownership is sole investment power and sole voting power as to all shares listed.

Statesman and through the designation of eight members of the Board of Directors to fill the existing vacancies on the Board of Directors, the right to vote the irrevocable proxies over Regency Common Stock delivered to a proxy committee of the Board of Directors pursuant to the terms of the NRDC Transaction.

         Security ownership of management.

         The following tables set forth as of February 28, 1997 the number of shares of Regency's $0.40 p.v. Common Stock beneficially owned by each director and by all executive officers and directors of Regency as a group as of such date. Unless otherwise indicated, each person has sole voting and investment powers with respect to the shares indicated.

                                (2) Name of beneficial            (3) Amount and nature          (4) Percent of
                                    ------------------                -----------------              ----------
    (1) Title of class                   owner                   of beneficial ownership              class
        --------------                   -----                   -----------------------              -----

         Regency                   Larry J. Horbach                     385,204(5)                    3.4%
     Affiliates, Inc.
        $0.40 p.v.
       Common Stock

         Regency                   Eunice M. Antosh                      62,345                        .5%
     Affiliates, Inc.
        $0.40 p.v.
       Common Stock

         Regency              All officers and directors                 447,549                      3.9%
     Affiliates, Inc.                as a group (2
        $0.40 p.v.                   individuals)
       Common Stock

Cumulative Senior Preferred $100 Series-C Stock

         As of December 31, 1996 certain members of the Board of Directors of Regency Affiliates, Inc. held warrants to purchase Cumulative Senior Preferred $100 Series-C Stock from Statesman

--------

         (5) An irrevocable proxy with respect to 375,205 of these shares, so long as the shares are held by Mr. Horbach, was given to a proxy committee of the Board of Directors as part of the NRDC Transaction.

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

         During the fiscal year ending December 31, 1996, the Company made payments of interest and principal to Statesman aggregating $89,955.56, leaving a principal balance due Statesman at year end of $-0-.

         Reference is made to Part III, Item 10, page 16 of this report for a description of certain transactions with L.J. Horbach & Associates, Inc.

         Reference is made to Part III, Item 11, page 19 of this report for a description of the transactions with Mr. Gary K. Nuttall which resulted in Mr. Nuttall becoming a director and an executive officer of the Company and receiving the securities described therein.

         Certain business relationships.

         Not applicable.

         Indebtedness of Management.

         Not applicable.

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

SUBSEQUENT EVENTS

         On March 17, 1997, the Company, through Rustic Crafts International, Inc., a wholly owned subsidiary, acquired the assets and assumed certain liabilities of Rustic Crafts Co., Inc., a manufacturer of wood and cast marble decorative electric fireplaces and related accessories. Consideration for the acquisition consisted of cash of $1,100,000 and 100,000 shares of the restricted Common Stock of the Company. (See, Note 13 to Notes to Consolidated Financial Statements.)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            REGENCY AFFILIATES, INC.
                    ----------------------------------------
                                  (Registrant)

April 2, 1997                            By: /s/Pamlyn Kelly, Ph.D., President
-------------                                ---------------------------------
Date                                            Pamlyn Kelly, Ph.D., President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

DATE                                     SIGNATURE AND TITLE

April 2, 1997                            By: /s/Pamlyn Kelly, Ph.D., President
-------------                                ---------------------------------
Date                                            Pamlyn Kelly, Ph.D., President

April 2, 1997                                   /s/Eunice Antosh
-------------                                ---------------------------------
Date                                           Eunice Antosh, Secretary

April 2, 1997                                   /s/ Stephanie Carey
-------------                                ---------------------------------
Date                                           Stephanie Carey,
                                               Director

April 2, 1997                                 /s/ Martin J. Craffey
-------------                                ---------------------------------
Date                                         Martin J. Craffey,*
                                             Director

April 2, 1997                                /s/ Larry J. Horbach
-------------                                ---------------------------------
Date                                         Larry J. Horbach,*
                                             Director

April 2, 1997                                /s/ Pamlyn Kelly, Ph.D.
-------------                                ---------------------------------
Date                                         Pamlyn Kelly, Ph.D.,
                                             Director

April 2, 1997                                /s/ William R. Ponsoldt, Sr.
-------------                                ---------------------------------
Date                                         William R. Ponsoldt, Sr.,*
                                             Director

April 2, 1997                                 /s/ William R. Ponsoldt, Jr.
-------------                                ---------------------------------
Date                                         William R. Ponsoldt, Jr.,*
                                             Director

                                         *By /s/ Pamlyn Kelly, Ph.D.
                                             --------------------------
                                             Pamlyn Kelly, Ph.D.,
                                             Attorney-in-fact


                                INDEX TO EXHIBITS

Exhibit No.             Description of Document
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

    1 (e)        Letter Agreement dated November 17, 1994 between TCG Management
                 Corporation and Regency Affiliates, Inc.,, filed as Exhibit 1(b) to
                 Registrant's Annual Report on Form 10-K for the year ended December 31,
                 1994, and incorporated herein by reference

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

     3 (a)       Certificate of Incorporation of Registrant filed at Exhibit 6.1 to Registrant's
                 Registration Statement on Form S-14, Registration No. 2-66923    1 (a),
                 page E-1 Agreement For Acquisition among Regency Affiliates, Inc.,
                 Statesman Group, Inc., and National Resource Development Corporation,
                 as amended, and incorporated herein by reference

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

    4 (k)             Certificate of Designation - Series C Preferred Stock, $100 Stated Value,
                      $.10 Par Value filed as Exhibit 4.1 to Registrant's Annual Report on Form
                      10-K for the year ended December 31, 1995 at page E-1, and incorporated herein by reference

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

    10 (f)         Agreement executed February 1, 1996 between Gary K. Nuttall and
                   Regency Affiliates, Inc. filed as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 at page E-12, and incorporated herein by reference

   10 (g)          Credit Agreement and Collateral Assignment, Pledge and Security
                   Agreement dated June 21, 1996 between the Company and Southern
                   Indiana Properties, Inc. filed as Exhibits 10(a) and 10(b) to the
                   Registrant's Quarterly Report on Form 10-Q for the quarter ended June
                   30, 1996 at page E-1, and incorporated herein by reference.

    22             Schedule of Registrant's subsidiaries, and incorporated herein by reference

    28             Private Placement Offering Memorandum dated June 3, 1991 offering
                   $400,000 of Regency Restructuring Serial Promissory Notes filed as
                   Exhibit to Form 10-K dated June 7, 1993 and incorporated herein by reference


EXHIBITS FILED HEREWITH:

Exhibit No.        Description of Document
-----------        -----------------------

24.1, page E-1     Power of Attorney for Martin J. Craffey

24.2, page E-3     Power of Attorney for Larry J. Horbach

24.3, page E-5     Power of Attorney for William R. Ponsoldt, Sr.

24.4, page E-7     Power of Attorney for William R. Ponsoldt, Jr.

27.1               Financial Data Schedule

28, page E-9       Audited financial statements for Security Land and
                   Development Company Limited Partnership

99.1, page E-41    Certified resolution of the Board of Directors of Regency
                   Affiliates, Inc. authorizing the use of powers of attorney to execute this report on Form 10-K dated April 10, 1997