Form 10-Q
period 1997-03-31
REGENCY AFFILIATES INC
filed 1997-05-20
CIK 99249

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE QUARTER ENDED March 31, 1997 COMMISSION FILE NO. 1-4766
                              ----------------                   -------------

                            REGENCY AFFILIATES, INC.
                            ------------------------
             (Exact Name Of Registrant As Specified In Its Charter)

                 Delaware                                      72-0888772
                 --------                                      ----------
         (State or other jurisdiction of                     (IRS Employer
          incorporation or organization)                  Identification Number)

         3340 S.E. Federal Hwy., Ste. 210, Stewart, FL              34497
         ---------------------------------------------              -----
         (Address of principal executive offices)                 (Zip Code)

         10842 Old Mill Road #5B, Omaha, Nebraska                   68154
         ----------------------------------------                   -----
         (Address of administrative offices)                     (Zip Code)


         Registrant's Telephone Number (executive office)  including Area Code:
                                                            (561)    398-8448
                                                            -----------------

    Registrant's Telephone Number (administrative office), including Area Code:
                                                            (402)   330-8750
                                                            -----------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes   X        No
                                       ----          ----

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

$.40 Par Value Common Stock-   11,559,800     shares as of March 31, 1997.
                            ------------------

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements...........................................................................3

Item 2.           Management's  Discussion  and  Analysis  of  Financial Condition and Results of
                  Operations....................................................................................15

PART II -- OTHER INFORMATION

Item 1.           Legal Proceedings.............................................................................17

Item 2.           Changes in Securities.........................................................................17

Item 3.           Defaults Upon Senior Securities...............................................................17

Item 4.           Submission of Matters to a Vote of Security Holders...........................................17

Item 5.           Other Information.............................................................................17

Item 6.           Exhibits and Reports on Form 8-K..............................................................17

REGENCY AFFILIATES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

         The following pages contain the information required by Part I, Item 1.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                MARCH 31, 1997
                                                  -----------        DECEMBER 31,
ASSETS                                            (UNAUDITED)            1996
                                                                     -----------

CURRENT ASSETS
 Cash                                             $   753,800        $ 2,303,700
 Accounts receivable                                  175,400              - 0 -
 Inventories                                          553,000              - 0 -
 Other current assets                                  86,500              4,400
                                                  -----------        -----------

         Total current assets                       1,568,700          2,308,100
                                                  -----------        -----------

INVESTMENTS
 Partnership interest                               9,087,100          8,233,700
 Rental property                                      116,400             50,900
                                                  -----------        -----------

         Total investments                          9,203,500          8,284,600
                                                  -----------        -----------

PROPERTY AND EQUIPMENT
 Machinery and equipment                               27,400              - 0 -
 Leasehold improvements                                73,200              - 0 -
 Other                                                 16,100              - 0 -
                                                  -----------        -----------
                                                      116,700
         Less accumulated depreciation                  2,500              - 0 -
                                                  -----------        -----------

         Net property and equipment                   114,200              - 0 -
                                                  -----------        -----------

OTHER ASSETS
 Aggregate inventory                                  850,000            850,000
 Goodwill and intangibles, net                        678,200              - 0 -
 Other                                                148,700            124,000
                                                  -----------        -----------

         Total other assets                         1,676,900            974,000
                                                  -----------        -----------

                                                  $12,563,300        $11,566,700
                                                  ===========        ===========





   The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                    MARCH 31,1997             DECEMBER 31,
                                                                                    -------------             ------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                                  (UNAUDITED)                  1996
                                                                                                                   ----
CURRENT LIABILITIES
 Accounts payable                                                                     $   238,100            $       79,900
 Accrued expenses                                                                          98,500                    58,200
                                                                                     ------------            --------------

             Total current liabilities                                                    336,600                   138,100
                                                                                      -----------             -------------

LONG-TERM DEBT                                                                          4,384,700                 4,199,900

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                             99,500                   101,100

SERIAL PREFERRED STOCK SUBJECT TO MANDATORY
REDEMPTION (liquidation preference and redemption value $477,800
and $504,400 in 1997 and 1996, respectively)                                              382,700                   401,100

SHAREHOLDERS' EQUITY
 Serial preferred stock not subject to mandatory redemption (maximum liquidation preference, $24,921,400 and $24,903,400 in 1997 and
 1996, respectively)                                                                    1,053,000                 1,053,000

 Common stock, par value $.40, authorized 25,000,000 shares issued and outstanding 11,559,800 and 11,399,900 shares in 1997 and 1996,
 respectively  (net of 22,460 treasury shares)                                          4,613,600                 4,549,600

 Additional paid in capital                                                               162,600                   140,000

 Readjustment resulting from quasi-reorganization at December 31,
 1987                                                                                 (1,670,600)               (1,670,600)

 Retained earnings                                                                      3,201,200                 2,654,500
                                                                                    -------------                ----------

         Total shareholders' equity                                                     7,359,800                 6,726,500
                                                                                    -------------                 ---------

                                                                                     $ 12,563,300              $ 11,566,700
                                                                                     ============              ============





   The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                                 1997              1996
                                                                 ----              ----

NET SALES                                                     $ 117,000          $ - 0 -

COSTS AND EXPENSES
 Cost of goods sold                                              65,500            - 0 -
 Selling and administrative                                     139,900          171,300
 Other                                                           21,200            - 0 -
                                                              ---------        ---------

INCOME (LOSS) FROM OPERATIONS                                  (109,600)        (171,300)

INCOME FROM EQUITY INVESTMENT IN
PARTNERSHIP                                                     853,400          658,400


INTEREST INCOME                                                  25,400            - 0 -

INTEREST EXPENSE                                               (189,000)          (7,700)
                                                              ---------        ---------

INCOME BEFORE INCOME TAX EXPENSE
AND MINORITY INTEREST                                           580,200          479,400


INCOME TAX EXPENSE                                               11,100           20,000

MINORITY INTEREST                                                 1,600            1,200
                                                              ---------        ---------

NET INCOME                                                    $ 570,700        $ 460,600
                                                              =========        =========

NET INCOME APPLICABLE TO COMMON STOCK
(after accrued preferred stock dividends of $15,800, in
1997 and 1996, and preferred stock accretion of $8,100
in 1997 and $7,000 in 1996.)                                  $ 546,800        $ 437,800
                                                              =========        =========

NET INCOME PER SHARE
   Primary                                                    $     .05        $     .04
                                                              =========        =========
   Fully diluted                                              $     .04        $     .03
                                                              =========        =========

   The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                                              1997               1996
                                                                             -----               ----

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                                              $   570,700        $   460,600
 Adjustments to reconcile net income to net cash used by operating activities:
   Minority interest                                                          (1,600)            (1,200)
   Stock issued in lieu of cash compensation                                   - 0 -             93,300
   Income from equity investment in partnership                             (853,400)          (658,400)
   Distribution of equity earnings from partnership                            - 0 -            103,200
   Interest amortization on long-term debt                                   184,700              6,000
   Depreciation and amortization                                              10,100              - 0 -
   Changes in operating assets and liabilities:
     Accounts receivable                                                      79,000              - 0 -
     Inventories                                                             (66,000)             - 0 -
     Other current assets                                                    (61,800)           (20,700)
     Other assets                                                            (28,600)             2,100
     Accounts payable                                                          8,000            (31,200)
     Accrued expenses                                                       (223,200)            30,300
                                                                         -----------        -----------
        Net cash used by operating activities                               (382,100)           (16,000)
                                                                         -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of business, net of $13,500 cash acquired                    (1,086,500)             - 0 -
 Acquisition of property                                                     (65,500)             - 0 -
                                                                         -----------        -----------
      Net cash used by investing activities                               (1,152,000)             - 0 -
                                                                         -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Dividends paid                                                            (15,800)           (15,800)
                                                                         -----------        -----------
     Net cash used by financing activities                                   (15,800)           (15,800)
                                                                         -----------        -----------

DECREASE IN CASH                                                          (1,549,900)           (31,800)

CASH-BEGINNING                                                             2,303,700             39,700
                                                                         -----------        -----------
CASH-ENDING                                                              $   753,800        $     7,900
                                                                         ===========        ===========






   The accompanying notes are an integral part of these financial statements.

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
     Income taxes                                                                              30,000                   - 0 -
Supplemental disclosure of noncash investing and financing
activities:
 In 1997, the Company issued 100,000 shares of common stock in connection with the acquisition of the assets of Rustic Crafts Co., Inc.

 In 1997 26,550 shares of Series E preferred stock were converted into 60,000 shares of the Company's common stock.







   The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 A. Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1996.

 B. Principles of Consolidation - The consolidated financial statements include the accounts of Regency Affiliates, Inc. (the "Company"), its wholly-owned subsidiary, Rustic Crafts International, Inc. ("RCI") (see Note 5), and its 80% owned subsidiaries National Resource Development Corporation ("NRDC"), Transcontinental Drilling Company ("Drilling") and RegTransco, Inc. ("RTI"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

 D. Inventory - Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories were comprised of the following at March 31, 1997:

                  Raw materials and supplies                       $  136,800
                  Work in process                                      64,700
                  Finished products                                   351,500
                                                                   ----------
                                                                   $  553,000
                                                                   ==========

 E. Aggregate Inventory - Aggregate inventory is stated at lower of cost or market. Liens have been attached to the aggregate by the holders of certain zero coupon bonds havining a face value of $542,000 and a carrying value of $360,400 at March 31, 1997. The Company is also subject to a royalty agreement which requires the payment of certain royalties to a previous owner of the aggregate upon sales of the aggregate.

 F. Income Taxes - The Company utilizes Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax basis of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those temporary differences that have future tax consequences using the current enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. In some situations SFAS 109 permits the recognition of expected benefits of utilizing net operating loss and tax credit carryforwards. Valuation allowances are established based on management's estimate, if necessary. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.





          The balance of this page has been intentionally left blank

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 2.           INVESTMENT IN PARTNERSHIP

         In November 1994, the Company purchased a limited partnership interest in Security Land and Development Company Limited Partnership ("Security"), which owns and operates an office complex. The Company has limited voting rights and is entitled to be allocated 95% of the profit and loss of the partnership until October 31, 2003 (the lease termination date of the sole tenant of the office complex) and 50% thereafter. The Company is to receive certain limited cash flow after debt service, and a contingent equity build-up depending upon the value of the project upon termination of the lease. The Company is also entitled to receive certain management fees relating to the partnership.

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

         The Company accounts for the investment in partnership on the equity method, whereby the carrying value of the investment is increased or decreased by the Company's allocable share of income or loss. The investment in partnership included in the Consolidated Balance Sheet at March 31, 1997 was $9,087,100. The income from the Company's equity investment in the partnership for the three months ended March 31, 1997 was $853,400.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

         Summarized operating data for Security for the three months ended March 31, 1997, and March 31, 1996, is as follows:

                                                        1997                      1996
                                                      --------                  ---------

            Revenues                               $   3,150,400              $  2,835,400
            Operating Expenses                           797,500                   788,600
            Depreciation and Amortization                585,500                   462,000
            Interest Expense, Net                        869,100                   891,800
                                                   -------------              ------------

                  Net Income                       $     898,300              $    693,000
                                                   =============              ============


NOTE 3.           LONG TERM DEBT

         The Company entered into a Credit Agreement (the "Agreement") in 1996 with an initial principal amount of $3,500,000. The Agreement provides that semi-annual Regular Interest at 14% and Contingent Interest at an additional 6% may be added to the principal outstanding balance. During the first quarter of 1997, long-term debt was increased by $181,000 as a result of the accrual of Regular and Contingent Interest.

NOTE 4.           INCOME TAXES

         As referred to in Note 1, the Company utilizes SFAS 109, "Accounting for Income Taxes". The deferred taxes are the result of long-term temporary differences between financial reporting and tax reporting for earnings from the Company's partnership investment in Security Land and Development Company Limited Partnership related to depreciation and amortization and the recognition of income tax carryforward items.

         At March 31, 1997, the Company's net deferred tax asset, utilizing a 34% effective tax rate, consists of:

            Deferred tax assets:
                  Investment partnership earnings                                             $  1,600,000
                  Net operating loss carryforwards                                              13,300,000
                  Alternative minimum tax credits                                                  260,000
                                                                                              ------------

            Total deferred tax assets before valuation
                  allowance                                                                     15,060,000

            Valuation allowance                                                                (15,060,000)
                                                                                              ------------

                  Net deferred tax asset                                                      $       -0-
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

         For the three months ended March 31, 1997, the tax effect of net operating loss carryforwards reduced the current provision for federal income taxes by approximately $200,000. The Company provided $11,100 for taxes which relates to the alternative minimum tax.

NOTE 5.           ACQUISITION

         In March 1997, the Company, through a newly formed subsidiary, RCI, acquired all of the operating assets including cash, accounts receivable, inventory, property and equipment and intangibles of Rustic Crafts Co., Inc. ("Rustic"). The business of RCI involves the manufacture of wood and cast marble decorative electric fireplaces and heater logs and related accessories. The Company paid $1,100,000 in cash and issued 100,000 shares of the Company's common stock and assumed Rustic's trade accounts payable, bank debt and certain other accrued liabilities. Total liabilities assumed were $413,600. The transaction was accounted for using the purchase method. The transaction resulted in goodwill and intangibles of $678,000. Such goodwill is being amortized on a straight-line basis over a fifteen year period.

         The cash purchase price was provided by funds obtained under the Agreement (see Note 3). The Company advanced $201,000 to retire the bank debt of Rustic, subsequent to the purchase.

         The following unaudited pro forma consolidated results of operations assume the purchase of Rustic's assets by RCI occurred at the beginning of 1996:

                                              Three Months Ended
                                         March 31, 1997  March 31, 1996
                                         --------------  --------------

Net sales                                   $581,100       $347,000
Net income                                   590,400        444,600
Net income applicable to common stock        566,500        421,800
Net income per common share
         Primary                            $    .05       $    .04
         Fully Diluted                      $    .04       $    .03

NOTE 6.           MANDATORY PREFERRED STOCK

         During the three months ended March 31, 1997, 265.5 shares of Series E Preferred Stock were converted into 60,000 shares of common stock at a price equal to 88% of the prior 90-day average bid price of the common stock on the day of conversion.

NOTE 7.           CONTINGENCIES, RISKS AND UNCERTAINTIES

         The Company is subject to numerous contingencies, risks and uncertainties including, but not limited to the following, that could have a severe impact on the Company:

             (i) Prior to the acquisition by RCI, the Company did not generate positive cash flow and, historically, the Company has had limited operating activities and its efforts have primarily been devoted to acquiring or developing profitable operations. The Company's ability to continue in existence is partly dependent upon its ability to attain satisfactory levels of operating cash flow.

            (ii) The Company currently lacks the necessary infrastructure at the site of the Groveland Mine to permit the Company to make more than casual sales of the aggregate.

           (iii) As of March 31, 1997, the Company was dependent upon the investment in Security Land and Development Company Limited Partnership for a material portion of its cash flow and for a material portion of its reportable income.

            (iv) An unsecured default in the Lease or sudden catastrophe to the Security office complex from uninsured acts of God or war could have a materially adverse impact upon the Company's investment in Security Land and Development Company Limited Partnership and therefore its financial position and results of operations (see Note 2).

             (v) The Company has significant tax loss and credit carryforwards and no assurance can be provided that the Internal Revenue Service would not attempt to limit or disallow altogether the Company's use, retroactively and/or prospectively, of such carryforwards, due to ownership changes or any other reason. The disallowance of the utilization of the Company's net operating loss would severely impact the Company's financial position and results of operations due to the significant amounts of taxable income (generated by the Company's investment in Security) that has in the past been, and is expected in the future to be, offset by the Company's net operating loss carryforwards (see Note 4).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company may, from time to time, issue forward looking statements, including, but not limited to the statements of future economic performance contained in Item 2 of this Report, or elsewhere herein. Such forward looking statements, whether contained in this report on Form 10-Q, or elsewhere, are subject to the following factors that could cause actual results to differ materially from those contained in the forward looking statements:

           (i) The Company currently lacks the necessary infrastructure at the site of the Groveland Mine to make more than casual sales of the aggregate.

          (ii) As of March 31, 1997, the Company was dependent upon the investment in Security Land and Development Company Limited Partnership for a material portion of its cash flow and for a material portion of its reportable income.

         (iii) An unsecured default in the Lease or sudden catastrophe to the Security West Building from uninsured acts of God or war could have a materially adverse impact upon the Company's investment in Security Land and Development Company Limited Partnership.

         Liquidity and Capital Resources.

         The investment in Security Land and Development Company Limited Partnership is estimated to provide the Company with management fees of approximately $100,000 per annum until 2003. In the quarter ending March 31, 1997, the Company's income from its equity investment in the Partnership was $853,400.

         The Company acquired substantially all the assets and assumed certain liabilities of Rustic Crafts Co., Inc. ("Rustic") in March 1997, through a new wholly-owned Delaware corporation, Rustic Crafts International, Inc. ("RCI"). The terms of the acquisition have previously been described on Form 8-K, referenced in Item 6 of this Form 10-Q. RCI is presently generating approximately $3,000,000 of annual sales. Assuming that sales and expenses of RCI continue during 1997 at the same rates as are presently being experienced, the Company projects that RCI will generate positive cash flow of approximately $350,000 per year, before interest, taxes, and principal payments.

         The Company is continuing to explore opportunities for the acquisition of companies with operations that will provide additional liquidity and cash flow. The Company anticipates that such acquisitions would be financed by borrowings secured by the assets acquired and by the proceeds of its existing Credit Agreement, or other loans. There can be no assurances that any such acquisitions or transactions will come to fruition.

         Results of Operations.

         During the first quarter of 1997, the Company's wholly-owned subsidiary, RCI, acquired the assets of Rustic. The Company's results for the quarter, therefore, include the results of operations of RCI for the period between March 1, 1997, and March 31, 1997.

         Net sales increased $117,000 due to the acquisition of in March 1997. Cost of goods sold relate to sales made by RCI. Selling and administrative expenses decreased $31,400, primarily the result of a reduction of $93,300 in compensation expense as compared to the first quarter of 1996, offset by selling and administrative expenses of RCI totaling $47,000 in the first quarter of 1997.

         Net income from equity investment in partnership increased $195,000, resulting from an increase of $205,200 in net income of the partnership. The increase was primarily due to additional interest income of $373,000, and decreased interest expense of $64,000, offset by lower rental income of $138,000, and higher depreciation of $134,000.

         Interest expense increased $181,300 as a result of the Credit Agreement entered into in June 1996. The accrued interest is added semi-annually to the principal amount of the debt.

         Net income increased $109,400 over the previous quarter, primarily due to a reduction of compensation and an increase in income from equity investment, offset by an increase in interest expense.

PART II -- OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

         None.

ITEM 2.           CHANGES IN SECURITIES.

         None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.           OTHER INFORMATION.

         None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         Report on Form 8-K dated March 31, 1997.
         Exhibit 27 - Financial Data Schedule.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            REGENCY AFFILIATES, INC.
                       ---------------------------------
                                  (Registrant)

      5/20/97                             By: /s/ Pamlyn Kelly, Ph.D.
----------------------                        ----------------------------------
Date                                              Pamlyn Kelly, Ph.D., President