Form 10-Q
period 1997-06-30
REGENCY AFFILIATES INC
filed 1997-08-19
CIK 99249

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


   FOR THE QUARTER ENDED  June 30, 1997    COMMISSION FILE NO.      1-4766
                         -----------------                    ------------



                            REGENCY AFFILIATES, INC.
                            ------------------------
             (Exact Name Of Registrant As Specified In Its Charter)

              Delaware                                         72-0888772
              --------                                         ----------
     (State or other jurisdiction of                         (IRS Employer
     incorporation or organization)                       Identification Number)

     729 South Federal Highway, Ste. 307, Stuart, Florida         34994
     ----------------------------------------------------         -----
     (Address of principal executive offices)                   (Zip Code)

     10842 Old Mill Road 5B, Omaha, Nebraska                      68154
     ---------------------------------------                      -----
     (Address of administrative offices)                        (Zip Code)

Registrant's Telephone Number (executive office) including Area Code:        (561) 220-7662
                                                                     ----------------------
Registrant's Telephone Number (administrative office) including Area Code:  (402) 330-8750
                                                                           ----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X           No
                                   ---            ---

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

$.40 Par Value Common Stock-    12,255,800        shares as of June 30, 1997 .
                             ---------------------


TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements............................................................................3

Item 2.           Management's  Discussion  and  Analysis  of  Financial Condition and Results of
                  Operations.....................................................................................15

PART II -- OTHER INFORMATION

Item 1.           Legal Proceedings..............................................................................17

Item 2.           Changes in Securities..........................................................................17

Item 3.           Defaults Upon Senior Securities................................................................17

Item 4.           Submission of Matters to a Vote of Security Holders............................................17

Item 5.           Other Information..............................................................................17

Item 6.           Exhibits and Reports on Form 8-K...............................................................17


REGENCY AFFILIATES, INC.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

         The following pages contain the information required by Part I, Item 1.


                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                             JUNE 30, 1997      DECEMBER 31,
                                             -------------      ------------
ASSETS                                        (UNAUDITED)          1996

CURRENT ASSETS
 Cash and cash equivalents                  $   442,500         $ 2,303,700
 Accounts receivable                            445,300             - 0 -
 Inventories                                    641,200             - 0 -
 Other current assets                           308,000               4,400
                                            -----------         -----------

         Total current assets                 1,837,000           2,308,100
                                            -----------         -----------

INVESTMENTS
 Partnership investment                      10,056,600           8,233,700
 Rental property                                118,900              50,900
                                            -----------         -----------

         Total investments                   10,175,500           8,284,600
                                            -----------         -----------


PROPERTY AND EQUIPMENT
 Machinery and equipment                         28,900              - 0 -
 Leasehold improvements                          73,200              - 0 -
 Other                                           35,900              - 0 -
                                            -----------         -----------
                                                138,000
         Less accumulated depreciation           15,000              - 0 -
                                            -----------         -----------

         Net property and equipment             123,000              - 0 -
                                            -----------         -----------

OTHER ASSETS
 Aggregate inventory                            850,000             850,000
 Goodwill and intangibles, net                  666,700              - 0 -
 Other                                          191,300             124,000
                                            -----------         -----------

         Total other assets                   1,708,000             974,000
                                            -----------         -----------

                                            $13,843,500         $11,566,700
                                            -----------         ===========








   The accompanying notes are an integral part of these financial statements.


                   REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                       JUNE 30, 1997          DECEMBER 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                                     (UNAUDITED)              1996

CURRENT LIABILITIES
 Notes Payable                                                                     $         335,000      $            ---
 Accounts payable                                                                            249,500                 79,900
 Accrued expenses                                                                             68,700                 58,200
                                                                                      --------------         --------------

             Total current liabilities                                                       653,200                138,100
                                                                                      --------------         --------------
LONG-TERM DEBT                                                                             4,567,800              4,199,900

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                                98,100                101,100

SERIAL PREFERRED STOCK SUBJECT TO MANDATORY
REDEMPTION (liquidation preference and redemption value $350,400
and $504,400 in 1997 and 1996, respectively)                                                 266,900                401,100

SHAREHOLDERS' EQUITY
 Serial preferred stock not subject to mandatory redemption (maximum liquidation preference, $24,921,400 and $24,903,400 in 1997 and
 1996, respectively)                                                                       1,053,000              1,053,000

 Common stock, par value $.40, authorized 25,000,000 shares issued and outstanding 12,255,800 and 11,399,900 shares in 1997 and 1996,
 respectively  (net of 22,460 treasury shares)                                             4,892,000              4,549,600

 Additional paid in capital                                                                  241,500                140,000

 Readjustment resulting from quasi-reorganization at December 31,
 1987                                                                                    (1,670,600)            (1,670,600)

 Retained earnings                                                                         3,741,600              2,654,500
                                                                                      --------------         --------------

         Total shareholders' equity                                                        8,257,500              6,726,500
                                                                                      --------------         --------------

                                                                                   $      13,843,500      $      11,566,700
                                                                                       =============           ============










   The accompanying notes are an integral part of these financial statements.

                  REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
           THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                 (UNAUDITED)

                                                                           Three Months                   Six Months
                                                                           ------------                   ----------
                                                                        1997          1996           1997           1996
                                                                    -----------    -----------    -----------    -----------

NET SALES                                                           $   678,400    $      --      $   795,400    $      --

COSTS AND EXPENSES
 Cost of goods sold                                                     432,600           --          498,100           --
 Selling and administrative                                             575,000         96,000        714,800        267,200
 Other                                                                      500           --           21,700           --
                                                                    -----------    -----------    -----------    -----------

INCOME (LOSS) FROM OPERATIONS                                          (329,700)       (96,000)      (439,200)      (267,200)

INCOME FROM EQUITY INVESTMENT IN
PARTNERSHIP                                                           1,072,300      1,051,200      1,925,700      1,709,600

INTEREST INCOME                                                          12,200           --           37,500           --

INTEREST EXPENSE                                                       (194,100)       (22,500)      (383,100)       (30,200)
                                                                    -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAX EXPENSE &
MINORITY INTEREST                                                       560,700        932,700      1,140,900      1,412,200

INCOME TAX EXPENSE                                                         --          139,700         11,100        159,700

MINORITY INTEREST                                                         1,400          1,200          3,000          2,400
                                                                    -----------    -----------    -----------    -----------

NET INCOME                                                          $   562,100    $   794,200    $ 1,132,800    $ 1,254,900
                                                                    ===========    ===========    ===========    ===========

NET INCOME APPLICABLE TO COMMON
STOCK (after accrued preferred stock dividends of
$13,500; $15,800; $29,300; and $31,600,
respectively in 1997 and 1996, and preferred stock
accretion of $8,100; $7,000; $16,200; and $14,000,
respectively in 1997 and 1996.)                                     $   540,500    $   771,400    $ 1,087,800    $ 1,209,300
                                                                    ===========    ===========    ===========    ===========


NET INCOME PER SHARE
   Primary                                                          $       .05    $       .07    $       .09    $       .11
                                                                    ===========    ===========    ===========    ===========
   Fully diluted                                                    $       .04    $       .06    $       .08    $       .09
                                                                    ===========    ===========    ===========    ===========

     The accompany notes are an integral part of these financial statements.

                  REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                 (UNAUDITED)


                                                                             1997                 1996
                                                                             ----                 ----

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                                               $ 1,132,800         $ 1,254,900
 Adjustments to reconcile net income to net cash used by operating activities:
   Minority interest                                                           (3,000)             (2,400)
   Stock issued for services                                                  233,300              93,300
   Income from equity investment in partnership                            (1,925,700)         (1,709,600)
   Distribution of equity earnings from partnership                           102,800             103,200
   Interest amortization on long-term debt                                    367,900              12,000
   Depreciation and amortization                                               40,600                --
   Changes in operating assets and liabilities:
    Accounts receivable                                                      (191,000)               --
     Inventories                                                             (154,200)               --
     Other current assets                                                    (283,200)            (18,400)
     Other assets                                                             (49,300)                400
     Accounts payable                                                          19,400             (30,500)
     Accrued expenses                                                        (253,100)            192,200
                                                                          -----------         -----------
        Net cash used by operating activities                                (962,700)           (104,900)
                                                                          -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of business, net of $13,500 cash acquired                     (1,086,500)               --
 Acquisition of property                                                      (89,200)               --
                                                                          -----------         -----------
      Net cash used by investing activities                                (1,175,700)               --
                                                                          -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from short-term borrowings                                        335,000                --
   Proceeds from issuance of long-term debt                                      --             3,500,000
   Debt issuance and offering costs                                           (28,500)           (455,300)
   Dividends paid                                                             (29,300)            (15,800)
                                                                          -----------         -----------
     Net cash provided by financing activities                                277,200           3,028,900
                                                                          -----------         -----------

INCREASE (DECREASE) IN CASH                                                (1,861,200)          2,924,000

CASH-BEGINNING                                                              2,303,700              39,700
                                                                          -----------         -----------
CASH-ENDING                                                               $   442,500         $ 2,963,700
                                                                          ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                                                                                1997                1996
                                                                             ---------            --------
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
     Income taxes                                                             $ 30,000              - 0 -
Supplemental disclosure of noncash investing and financing
activities:
 In 1997, the Company issued 100,000 shares of common stock in connection with the acquisition of the assets of Rustic Crafts Co.,
 Inc.

 In 1997, 1,505 shares of Series E preferred stock were converted into 289,300 shares of the Company's common stock.




           The balance of this page has been intentionally left blank.













   The accompany notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Basis of Presentation and Summary of Significant Accounting
            Policies

      A. Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1996.

      B. Principles of Consolidation - The consolidated financial statements include the accounts of Regency Affiliates, Inc. (the "Company"), its wholly-owned subsidiary, Rustic Crafts International, Inc. ("RCI") (see Note 6), and its 80% owned subsidiaries National Resource Development Corporation ("NRDC"), Transcontinental Drilling Company ("Drilling") and RegTransco, Inc. ("RTI"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

      D. Inventory - Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories were comprised of the following at June 30, 1997:

            Raw materials and supplies                      $   146,700
            Work in process                                      44,200
            Finished products                                   450,300
                                                             ----------
                                                            $   641,200

      E. Aggregate Inventory - Aggregate inventory is stated at lower of cost or market. Liens have been attached to the aggregate by the holders of certain zero coupon bonds, having a face value of $542,200 and a carrying valuing of $367,900 at June 30, 1997. The Company is also subject to a royalty agreement which requires the payment of certain royalties to a previous owner of the aggregate upon sales of the aggregate.

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

         Security was organized to own and operate a building of approximately 717,000 net square feet consisting of a two-story office building and a connected six-story office tower. The building was purchased by Security in 1986 and is located on approximately 34.3 acres of land which is also owned by Security. The building has been occupied by the United States Social Security Administration's Office of Disability and International Operations for approximately 22 years under leases between the United States of America, acting by and through the General Services Administration ("GSA"). Effective November 1, 1994, Security and the GSA entered into a nine-year lease (the "Lease") for 100% of the building. Security has received an opinion of the Assistant General Counsel to the GSA that lease payments are not subject to annual appropriation by the United States Congress and the obligations to make such payments are unconditional general obligations of the United States Government.

         The Company accounts for the investment in partnership on the equity method, whereby the carrying value of the investment is increased or decreased by the Company's allocable share of income or loss. The investment in partnership included in the Consolidated Balance Sheet at June 30, 1997 was $10,056,600. The income from the Company's equity investment in the partnership for the three-months and the six months ended June 30, 1997 was $1,072,300 and $1,925,700, respectively.

         Summarized operating data for Security for the three months and six months ended June 30, 1997, and June 30, 1996, is as follows:


                                            Three Months                   Six Months
                                            ------------                   ----------
                                        1997           1996           1997            1996
                                        ----           ----           ----            ----
        Revenues                     $2,788,500     $2,797,100     $5,524,100     $5,632,500
        Operating Expenses              743,600        767,400      1,541,100      1,556,000
        Depreciation and
        Amortization                    623,000        483,200      1,208,600        945,200
        Interest Expense, Net           293,000        440,000        747,400      1,331,700
                                     ----------     ----------     ----------     ----------

        Net Income                   $1,128,900     $1,106,500     $2,027,000     $1,799,600
                                     ==========     ==========     ==========     ==========


NOTE 3.        LONG-TERM DEBT

         The Company entered into a Credit Agreement (the "Agreement") in 1996 with an initial principal amount of $3,500,000. The Agreement provides that semi-annual Regular Interest at 14% and Contingent Interest at an additional 6% may be added to the principal outstanding balance. Long-term debt was increased by $175,300 and $347,800 for the three months and six months ended June 30, 1997, respectively, as a result of the accrual of Regular and Contingent Interest.

NOTE 4.        SHORT-TERM BORROWINGS.

         In May 1997, RCI entered into a Loan Agreement with a bank which provides for a line of credit with a maximum loan amount of $1,000,000. Interest is payable monthly, computed at a variable rate of 0.5% over the bank's prime lending rate; such rate is currently 9%. The principal balance of the loan is payable at maturity in May 1998.

         RCI's accounts receivable, inventory, and other general intangibles are pledged as security for the loan. The loan is also guaranteed by Regency Affiliates, Inc., the parent company. The security agreement requires RCI to maintain certain financial ratios. RCI was in compliance with such ratios at June 30, 1997. At June 30, 1997 the amount outstanding under the Loan Agreement was $335,000.

NOTE 5.        INCOME TAXES

         As indicated in Note 1, the Company utilizes SFAS 109, "Accounting for Income Taxes". The deferred taxes are the result of long-term temporary differences between financial reporting and tax reporting for earnings from the Company's partnership investment in Security Land and

         Development Company Limited Partnership related to depreciation and amortization and the recognition of income tax carryforward items.

         At June 30, 1997, the Company's net deferred tax asset, utilizing a 34% effective tax rate, consists of:


            Deferred tax assets:
                  Investment partnership earnings                           $    2,016,000
                  Net operating loss carryforwards                              12,200,000
                  Alternative minimum tax credits                                  250,000
                                                                             -------------

            Total deferred tax assets before valuation
                  allowance                                                     14,466,000

            Valuation allowance                                               (14,466,000)
                                                                             -------------

                  Net deferred tax asset                                   $        -0-
                                                                            ==============

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

         For the three months and six months ended June 30, 1997, the tax effect of net operating loss carryforwards reduced the current provision for federal income taxes by approximately $270,000 and $425,000, respectively. The Company provided $11,100 for taxes which relates to the alternative minimum tax.

NOTE 6.       ACQUISITION

         In March 1997, the Company, through RCI, a newly formed subsidiary, acquired all of the operating assets including cash, accounts receivable, inventory, property and equipment and intangibles of Rustic Crafts Co., Inc. ("Rustic"). The business of RCI involves the manufacture of wood and cast marble decorative electric fireplaces and heater logs and related accessories. The Company paid $1,100,000 in cash and issued 100,000 shares of the Company's common stock and assumed Rustic's trade accounts payable, bank debt and certain other accrued liabilities. Total liabilities assumed were $413,600. The transaction was accounted for using the purchase method. The transaction resulted in goodwill and intangibles of $678,000. Such goodwill is being amortized on a straight-line basis over a fifteen year period.

         The cash purchase price was provided by funds obtained under the Agreement (see Note 3). The Company advanced $201,000 to retire the bank debt of Rustic, subsequent to the purchase.

         The following unaudited pro forma consolidated results of operations assume the purchase of Rustic's assets by RCI occurred at the beginning of 1996:


                                                                 Six Months Ended

                                                           June 30, 1997       June 30, 1996
                                                           -------------       -------------

            Net sales                                      $ 1,059,400         $    842,600
            Net income                                       1,286,500            1,241,000
            Net income applicable to common stock            1,241,000            1,218,200
            Net income per common share
                     Primary                               $      0.11           $     0.10
                     Fully Diluted                         $      0.09           $     0.08

NOTE 7.       MANDATORY PREFERRED STOCK

         During the six months ended June 30, 1997, 1,505 shares of Series E Preferred Stock were converted into 289,300 shares of common stock at a price equal to 88% of the prior 90-day average bid price of the common stock on the day of conversion.

NOTE 8.       CONTINGENCIES, RISKS AND UNCERTAINTIES

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

          (iii) As of June 30, 1997, the Company was dependent upon the investment in Security Land and Development Company Limited Partnership for a material portion of its reportable income.

          (iv) An unsecured default in the Lease or sudden catastrophe to the Security office complex from uninsured acts of God or war could have a materially adverse impact upon the Company's investment in Security Land and Development Company Limited Partnership and therefore its financial position and results of operations (see
               Note 2).

          (v) The Company has significant tax loss and credit carryforwards and no assurance can be provided that the Internal Revenue Service would not attempt to limit or disallow altogether the Company's use, retroactively and/or prospectively, of such carryforwards, due to ownership changes or any other reason. The disallowance of the utilization of the Company's net operating loss would severely impact the Company's financial position and results of operations due to the significant amounts of taxable income (generated by the Company's investment in Security) that has in the past been, and is expected in the future to be, offset by the Company's net operating loss carryforwards (see Note 5).

Note 9.   Employment of Chief Executive Officer

        In June 1997, the Company issued 466,700 shares of common stock at a value of $233,300 to Statesman Group, Inc. ("Statesman"). Statesman owned 23.6% of the Company's outstanding common stock prior to the issuance of these shares. The shares were issued to Statesman in order to secure the release of Mr. William Ponsoldt, Sr. to serve as President and Chief Executive Officer of the Company.





           The balance of this page has been intentionally left blank

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

     (ii) As of June 30, 1997, the Company was dependent upon the investment in Security Land and Development Company Limited Partnership for a material portion of its reportable income.

     (iii) An unsecured default in the Lease or sudden catastrophe to the Security West Building from uninsured acts of God or war could have a materially adverse impact upon the Company's investment in Security Land and Development Company Limited Partnership.

     Liquidity and Capital Resources.

     The investment in Security Land and Development Company Limited Partnership is estimated to provide the Company with management fees of approximately $100,000 per annum until 2003. In the six months ended June 30, 1997, the Company's income from its equity investment in the Partnership was $1,925,700.

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

         Results of Operations.

     In March of 1997, the Company's wholly-owned subsidiary, RCI, acquired the assets of Rustic. Accordingly, the Company's results for the three months and six months ending June 30, 1997, include the results of operations of RCI for the period between March 1, 1997, and June 30, 1997.

     Three Months Ended June 30, 1997 Compared To Three Months Ended June 30,
     ------------------------------------------------------------------------
     1996.
     ----

     Net sales increased $678,400 due to the acquisition of RCI; cost of goods sold relates to these sales. Selling and administrative expenses increased $479,000 as a result of $169,600 of costs associated with RCI and an increase of $309,400 in corporate expenses. Corporate expenses in this quarter include $273,700 of costs associated with the employment of a chief executive officer and office expenses resulting from the start up of an executive office.

     Net income from the Company's equity investment in partnership increased $21,100. Interest expense increased $171,600 as a result of the Credit Agreement entered into in June 1996. Interest accrued is added to the principal amount of the debt on a semi-annual basis.

     Income tax expense decreased significantly as a result of the provision in 1996 for under accrual of prior years income taxes. No provision was made in the second quarter of 1997 as accruals for 1996 were in excess of actual tax liability.

     Net income decreased $92,100 reflecting higher selling and administrative costs and interest expense which offset the net operating income from RCI and the reduced income taxes.

     Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996.
     --------------------------------------------------------------------------

     Net sales increased $795,400 and cost of goods sold increased $498,100 reflecting the acquisition of RCI in March 1997. Selling and administrative expenses increased $447,600 of which $216,800 was due to the acquisition of RCI. The remaining increase was due to an increase in corporate expenses resulting from costs associated with the employment of a Chief Executive Officer, the start up of an executive office, higher legal fees, and increased insurance costs.

     Net income from the investment in partnership increased $216,100 largely as a result of a decrease in net interest expense of $584,100 offset by an increase in depreciation. The partnership is currently renovating and remodeling office space as required by its lease agreement.

     Interest expense increased $352,900 as a result of the Credit Agreement entered into in June 1996.

     Income tax expense decreased $148,600 as a result of provisions for prior year taxes made in 1996.

     Net income decreased $122,100 reflecting net operating income from RCI and lower income taxes offset by higher corporate administrative costs and higher interest expense.

PART II -- OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

There are no legal proceedings pending against the Company or any of its subsidiaries which management believes would have a material impact upon the operations or assets of the Company.

ITEM 2.      CHANGES IN SECURITIES.

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

There have been no defaults in the payment of principal or interest with respect to any senior indebtedness of Regency Affiliates, Inc.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to the vote of security holders during the reporting period ending June 30, 1997.

ITEM 5.      OTHER INFORMATION.

None.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

Report on Form 8-K dated June 13, 1997.
Exhibit 27 - Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              _____________REGENCY AFFILIATES, INC._______________

                                  (Registrant)

       August 19, 1997                By: /s/ William R. Ponsoldt, Sr.
------------------------------            -------------------------------------
             Date                          William R. Ponsoldt, Sr., President