Form 10-Q/A
period 1997-06-30
REGENCY AFFILIATES INC
filed 1997-08-29
CIK 99249

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


                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                             JUNE 30, 1997      DECEMBER 31,
                                             -------------      ------------
ASSETS                                        (UNAUDITED)          1996

CURRENT ASSETS
 Cash and cash equivalents                  $   442,500         $ 2,303,700
 Accounts receivable                            445,300             - 0 -
 Inventories                                    641,200             - 0 -
 Other current assets                           308,000               4,400
                                            -----------         -----------

         Total current assets                 1,837,000           2,308,100
                                            -----------         -----------

INVESTMENTS
 Partnership investment                      10,056,600           8,233,700
 Rental property                                118,900              50,900
                                            -----------         -----------

         Total investments                   10,175,500           8,284,600
                                            -----------         -----------


PROPERTY AND EQUIPMENT
 Machinery and equipment                         28,900              - 0 -
 Leasehold improvements                          73,200              - 0 -
 Other                                           35,900              - 0 -
                                            -----------         -----------
                                                138,000
         Less accumulated depreciation           15,000              - 0 -
                                            -----------         -----------

         Net property and equipment             123,000              - 0 -
                                            -----------         -----------

OTHER ASSETS
 Aggregate inventory                            850,000             850,000
 Goodwill and intangibles, net                  666,700              - 0 -
 Other                                          191,300             124,000
                                            -----------         -----------

         Total other assets                   1,708,000             974,000
                                            -----------         -----------

                                            $13,843,500         $11,566,700
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

         The following unaudited pro forma consolidated results of operations assume the purchase of Rustic's assets by RCI occurred at the beginning of 1996:


                                                                 Six Months Ended

                                                           June 30, 1997       June 30, 1996
                                                           -------------       -------------

            Net sales                                      $ 1,259,500         $    842,600
            Net income                                       1,146,500            1,241,000
            Net income applicable to common stock            1,101,000            1,218,200
            Net income per common share
                     Primary                               $      0.09           $     0.10
                     Fully Diluted                         $      0.08           $     0.08

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

     Net income decreased $232,100 reflecting higher selling and administrative costs and interest expense which offset the net operating income from RCI and the reduced income taxes.

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

       August 29, 1997                By: /s/ William R. Ponsoldt, Sr.
------------------------------            -------------------------------------
             Date                          William R. Ponsoldt, Sr., President