Form 10-Q
period 1997-09-30
REGENCY AFFILIATES INC
filed 1997-11-19
CIK 99249

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTER ENDED   September 30, 1997    COMMISSION FILE NO.      1-4766
                      ----------------------                      --------------


                            REGENCY AFFILIATES, INC.
                            ------------------------
             (Exact Name Of Registrant As Specified In Its Charter)

           Delaware                                           72-0888772
           --------                                           ----------
   (State or other jurisdiction of                          (IRS Employer
   incorporation or organization)                         Identification Number)

  729 South Federal Highway, Ste. 307, Stuart, Florida           34994
  ----------------------------------------------------           -----
  (Address of principal executive offices)                     (Zip Code)

  10842 Old Mill Road 5B, Omaha, Nebraska                        68154
  ---------------------------------------                        -----
  (Address of administrative offices)                          (Zip Code)

Registrant's Telephone Number (executive office) including
   Area Code:   (561)   220-7662
Registrant's Telephone Number (administrative office) including
   Area Code:   (402)   330-8750

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   X       No
                         -----         -----

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

$.40 Par Value Common Stock-     12,404,800      shares as of October 31, 1997.
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

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                            SEPTEMBER 30,
                                            -------------
                                                1997          DECEMBER 31,
                                                ----              1996
ASSETS                                       (UNAUDITED)          ----
CURRENT ASSETS
 Cash and cash equivalents                   $   393,800       $ 2,303,700
 Accounts receivable                             717,400             - 0 -
 Inventories                                     521,800             - 0 -
 Other current assets                            212,400             4,400
                                             -----------       -----------

         Total current assets                  1,845,400         2,308,100
                                             -----------       -----------

INVESTMENTS
 Partnership investment                       10,908,300         8,233,700
 Rental property                                 118,900            50,900
                                             -----------       -----------

         Total investments                    11,027,200         8,284,600
                                             -----------       -----------



PROPERTY AND EQUIPMENT
 Machinery and equipment                          46,600             - 0 -
 Leasehold improvements                           73,200             - 0 -
 Other                                            43,100             - 0 -
                                             -----------       -----------
                                                 162,900             - 0 -
         Less accumulated depreciation            26,200             - 0 -
                                             -----------       -----------

         Net property and equipment              136,700             - 0 -
                                             -----------       -----------

OTHER ASSETS
 Aggregate inventory                             850,000           850,000
 Goodwill and intangibles, net                   655,400             - 0 -
 Other                                           185,700           124,000
                                             -----------       -----------

         Total other assets                    1,169,100           974,000
                                             -----------       -----------

                                             $14,700,400       $11,566,700
                                             -----------       ===========




   The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                      SEPTEMBER 30,
                                                                                      -------------
                                                                                           1997            DECEMBER 31,
                                                                                           ----                1996
LIABILITIES AND SHAREHOLDERS' EQUITY                                                   (UNAUDITED)             ----
CURRENT LIABILITIES
 Notes payable                                                                         $    345,000        $        ---
 Accounts payable                                                                           304,600              79,900
 Accrued expenses                                                                           222,900              58,200
                                                                                       ------------        ------------

             Total current liabilities                                                      872,500             138,100
                                                                                       ------------        ------------
LONG-TERM DEBT                                                                            4,761,400           4,199,900
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                               97,300             101,100
SERIAL PREFERRED STOCK SUBJECT TO MANDATORY
REDEMPTION (liquidation preference and redemption value $350,400
and $504,400 in 1997 and 1996, respectively)                                                195,400             401,100

SHAREHOLDERS' EQUITY
 Serial preferred stock not subject to mandatory redemption (maximum liquidation preference, $24,921,400 and $24,903,400 in 1997 and
 1996, respectively)                                                                      1,053,000           1,053,000

 Common stock, par value $.40, authorized 25,000,000 shares issued and outstanding 12,404,800 and 11,399,900 shares in 1997 and 1996,
 respectively  (net of 22,460 treasury shares)                                            4,951,600           4,549,600

 Additional paid in capital                                                                 261,500             140,000

 Readjustment resulting from quasi-reorganization at December 31,
 1987                                                                                    (1,670,600)         (1,670,600)

 Retained earnings                                                                        4,178,300           2,654,500
                                                                                       ------------        ------------

         Total shareholders' equity                                                       8,773,800           6,726,500
                                                                                       ------------        ------------

                                                                                       $ 14,700,400        $ 11,566,700
                                                                                       ============        ============





   The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


                                                                   Three Months                            Nine Months
                                                                   ------------                            -----------
                                                              1997               1996               1997               1996
                                                              ----               ----               ----               ----
NET SALES                                                 $ 1,039,800        $     1,200        $ 1,835,200        $     1,200

COSTS AND EXPENSES
 Cost of goods sold                                           719,700                ---          1,217,800                ---
 Selling and administrative                                   483,200            146,700          1,206,400            413,900
 Other                                                          5,000                ---             18,300                ---
                                                          -----------        -----------        -----------        -----------

INCOME (LOSS) FROM OPERATIONS                                (168,100)          (145,500)         (607,300)          (412,700)

INCOME FROM EQUITY INVESTMENT IN
PARTNERSHIP                                                   851,700          1,001,600          2,777,500          2,711,200

INTEREST INCOME                                                 4,000                ---             41,400                ---

INTEREST EXPENSE                                             (211,700)          (169,600)          (594,800)          (199,900)
                                                          -----------        -----------        -----------        -----------

INCOME BEFORE INCOME TAX EXPENSE &
MINORITY INTEREST                                             475,900            686,500          1,616,800          2,098,600

INCOME TAX EXPENSE                                            (22,200)           (16,900)           (33,300)          (176,500)

MINORITY INTEREST                                                 800              1,100              3,800              3,500
                                                          -----------        -----------        -----------        -----------

NET INCOME                                                $   454,500        $   670,700        $ 1,587,300        $ 1,925,600
                                                          ===========        ===========        ===========        ===========

NET INCOME APPLICABLE TO COMMON
STOCK (after accrued preferred stock dividends of
$9,400; $15,800; $38,400; and $47,400, respectively
in 1997 and 1996, and preferred stock accretion of
$8,100; $10,000; $24,500; and $24,000, respectively       $    437,000       $   644,900        $ 1,660,400        $ 1,854,200
in 1997 and 1996.)                                        ============       ===========        ===========        ===========

NET INCOME PER SHARE
   Primary                                                $       .04        $       .06        $       .13        $       .16
                                                          ===========        ===========        ===========        ===========
   Fully diluted                                          $       .03        $       .05        $       .11        $       .13
                                                          ===========        ===========        ===========        ===========



  The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)



                                                                             1997               1996
                                                                             ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                                              $ 1,587,300        $ 1,925,600
 Adjustments to reconcile net income to net cash used by operating activities:
   Minority interest                                                          (3,800)            (3,500)
   Stock issued for services                                                 233,300             93,300
   Income from equity investment in partnership                           (2,777,500)        (2,711,200)
   Distribution of equity earnings from partnership                          102,800            103,200
   Interest amortization on long-term debt                                   561,500            227,200
   Depreciation and amortization                                              65,600                ---
   Changes in operating assets and liabilities:
    Accounts receivable                                                     (463,000)               ---
     Inventories                                                             (34,800)               ---
     Other current assets                                                   (187,700)           (14,100)
     Other assets                                                            (46,600)             5,400
     Accounts payable                                                         74,500            (22,600)
     Accrued expenses                                                        (92,500)           (81,200)
                                                                         -----------        -----------
        Net cash used by operating activities                               (980,900)          (477,900)
                                                                         -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of business, net of $13,500 cash acquired                    (1,086,500)               ---
 Acquisition of property                                                    (114,200)           (51,000)
                                                                         -----------        -----------
      Net cash used by investing activities                               (1,200,700)           (51,000)
                                                                         -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from short-term borrowings                                       345,000                ---
   Proceeds from issuance of long-term debt                                      ---          3,500,000
   Debt issuance and offering costs                                          (28,500)          (457,900)
   Dividends paid                                                            (44,800)           (31,600)
                                                                         -----------        -----------
     Net cash provided by financing activities                               271,700          3,010,500
                                                                         -----------        -----------

INCREASE (DECREASE) IN CASH                                               (1,909,900)         2,481,600
CASH-BEGINNING                                                             2,303,700             39,700
                                                                         -----------        -----------
CASH-ENDING                                                              $   393,800        $ 2,521,300
                                                                         ===========        ===========



   The accompanying notes are an integral part of these financial statements.

                                                                                         1997               1996
                                                                                         ----               ----
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
     Income taxes                                                                     $    60,800            229,700
     Interest                                                                                 -0-              8,500
Supplemental disclosure of noncash investing and financing activities:
 In 1997, the Company issued 100,000 shares of common stock in connection with the acquisition of the assets of Rustic Crafts Co., Inc.

 In 1997, 2,301 shares of Series E preferred stock were converted into 438,300 shares of the Company's common stock.



           The balance of this page has been intentionally left blank.












   The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.           Basis of Presentation and Summary of Significant Accounting
                  Policies

         A. Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1996.

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

         D. Inventory - Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories were comprised of the following at September 30, 1997.

                  Raw materials and supplies                      $   154,200
                  Work in process                                      73,600
                  Finished products                                   294,000
                                                                   ----------
                                                                  $   521,800
                                                                  ===========

         E. Aggregate Inventory - Aggregate inventory is stated at lower of cost or market. Liens have been attached to the aggregate by the holders of certain zero coupon bonds, having a face value of $542,200 and a carrying valuing of $375,700 at September 30, 1997. The Company is also subject to a royalty agreement which requires the payment of certain royalties to a previous owner of the aggregate upon sales of the aggregate.

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

         The Company accounts for the investment in partnership on the equity method, whereby the carrying value of the investment is increased or decreased by the Company's allocable share of income or loss. The investment in partnership included in the Consolidated Balance Sheet at September 30, 1997 was $10,908,300. The income from the Company's equity investment in the partnership for the three-months and the nine months ended September 30, 1997 was $851,700 and $2,777,500, respectively.

         Summarized operating data for Security for the three months and nine months ended September 30, 1997, and September 30, 1996, is as follows:


                                                       Three Months                                Nine Months
                                                       ------------                                -----------
                                                 1997                 1996                 1997                  1996
                                                 ----                 ----                 ----                  ----
Revenues                                   $    2,983,200        $   3,040,600        $   8,507,300         $  8,673,100
Operating Expenses                                760,700              754,600            2,301,800            2,310,600
Depreciation and
Amortization                                      607,000              541,100            1,815,500            1,486,300
Interest Expense, Net                             719,000              690,500            1,466,400            2,022,300
                                            -------------       --------------        -------------          -----------

         Net Income                        $      896,500        $   1,054,400        $   2,923,600         $  2,853,900
                                            =============         ============         ============          ===========


NOTE 3.           LONG-TERM DEBT

         The Company entered into a Credit Agreement (the "Agreement") in 1996 with an initial principal amount of $3,500,000. The Agreement provides that semi-annual Regular Interest at 14% and Contingent Interest at an additional 6% may be added to the principal outstanding balance. Long-term debt was increased by $190,200 and $538,000 for the three months and nine months ended September 30, 1997, respectively, as a result of the accrual of Regular and Contingent Interest.

NOTE 4.           SHORT-TERM BORROWINGS.

         In May 1997, RCI entered into a Loan Agreement with a bank which provides for a line of credit with a maximum loan amount of $1,000,000. Interest is payable monthly, computed at a variable rate of 0.5% over the bank's prime lending rate; such rate is currently 9%. The principal balance of the loan is payable at maturity in May 1998.

         RCI's accounts receivable, inventory, and other general intangibles are pledged as security for the loan. The loan is also guaranteed by Regency Affiliates, Inc., the parent company. The security agreement requires RCI to maintain certain financial ratios. RCI was in compliance with such ratios at September 30, 1997. At September 30, 1997 the amount outstanding under the Loan Agreement was $345,000.

NOTE 5.           INCOME TAXES

         As indicated in Note 1, the Company utilizes SFAS 109, "Accounting for Income Taxes". The deferred taxes are the result of long-term temporary differences between financial reporting and tax reporting for earnings from the Company's partnership investment in Security Land and

         Development Company Limited Partnership related to depreciation and amortization and the recognition of income tax carryforward items.

         At September 30, 1997, the Company's net deferred tax asset, utilizing a 34% effective tax rate, consists of:

            Deferred tax assets:
                  Investment partnership earnings                                           $    2,075,000
                  Net operating loss carryforwards                                              11,846,000
                  Alternative minimum tax credits                                                  250,000
                                                                                            --------------

            Total deferred tax assets before valuation
                  allowance                                                                     14,171,000

            Valuation allowance                                                                (14,171,000)

                  Net deferred tax asset                                                    $        -0-
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

         For regular federal income tax purposes, the Company has remaining net operating loss carryforwards of approximately $38,173,000. These losses can be carried forward to offset future taxable income and, if not utilized, will expire in varying amounts beginning in the year 2000.

         For the three months and nine months ended September 30, 1997, the tax effect of net operating loss carryforwards reduced the current provision for federal income taxes by approximately $200,000 and $600,000, respectively. The Company provided $33,300 for taxes which relates to the alternative minimum tax.

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

         The following unaudited pro forma consolidated results of operations assume the purchase of Rustic's assets by RCI occurred at the beginning of 1996:

                                                                                  Nine Months Ended
                                                                        Sept. 30, 1997            Sept. 30, 1996
                                                                        --------------            --------------

                  Net sales                                                $ 2,299,300               $ 1,618,200
                  Net income                                                 1,601,000                 1,879,000
                  Net income applicable to common stock                      1,538,100                 1,807,600
                  Net income per common share
                           Primary                                         $      0.13               $      0.16
                           Fully Diluted                                   $      0.11               $      0.13

NOTE 7.           MANDATORY PREFERRED STOCK

         During the nine months ended September 30, 1997, 2,301 shares of Series E Preferred Stock were converted into 438,300 shares of common stock at a price equal to 88% of the prior 90-day average bid price of the common stock on the day of conversion.

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

           (iii) As of September 30, 1997, the Company was dependent upon the investment in Security Land and Development Company Limited Partnership for a material portion of its reportable income.

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

NOTE 9.           EMPLOYMENT OF CHIEF EXECUTIVE OFFICER.

          By agreement dated June 3, 1997 (the "Statesman Agreement"), the Company issued 466,700 shares of common stock at a value of $233,300 to Statesman Group, Inc. ("Statesman"). Statesman owned 23% of the Company's outstanding common stock prior to the issuance of these shares. The shares were issued to Statesman in order to secure the release of Mr. William Ponsoldt, Sr. to serve as President and Chief Executive Officer of the Company.

          Mr. Ponsoldt's Employment Agreement provides for Base Compensation, plus certain additional salary based on a formula tied to increases in the Company's net worth. The additional salary is equal to twenty percent (20%) of the sum of the Company's increase in quarterly Common Stock Net Worth, as defined, from June 3, 1997, the date of the Employment Agreement. Common Stock Net Worth includes common stock, additional paid-in capital, readjustment from quasi-reorganization and retained earnings. A provision of $136,000 has been made in the Third quarter for this increased salary as a result of the increase in Common Stock Net Worth since January 3, 1997.

          Under the Statesman Agreement, the Company agreed to issue common stock warrants to Statesman which entitle the holders to purchase up to 6,100,000 shares of the common stock of the Company at $0.69 per share. The warrants can be exercised through June 3, 1007 and the Company has agreed to issue its common stock upon exercise of the warrants in exchange for a note from Statesman.

          Statesman and the Company have discussed making clarifications to the Statesman Agreement with regard to the vesting of Statesman's warrants. The parties have agreed in principle to these items, but the agreement remains subject to the drafting of definitive language. The proposed clarifications would generally limit vesting of the warrants, based on the Company's attainment of certain performance standards which would be proposed by the Board of Directors, and subject to approval by the Company's shareholders. However, all of the warrants would become immediately vested upon the occurrence of certain events, such as an attempt by a hostile group to acquire a significant block of the Company's stock, the merger or consolidation of the Company, or the commencement of litigation attempting to interfere with the issuance or exercise of the warrants.

          Pending resolution of these items, the Company has determined that its is not reasonably possible to estimate the fair value of the warrants and accordingly no cost associated with the warrants has reduced net earnings nor earnings per share consistent with the provisions of SFAS No. 123.

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

          (ii) As of September 30, 1997, the Company was dependent upon the investment in Security Land and Development Company Limited Partnership for a material portion of its reportable income.

         (iii) An unsecured default in the Lease or sudden catastrophe to the Security West Building from uninsured acts of God or war could have a materially adverse impact upon the Company's investment in Security Land and Development Company Limited
                  Partnership.

         Liquidity and Capital Resources.

         The investment in Security Land and Development Company Limited Partnership is estimated to provide the Company with management fees of approximately $100,000 per annum until 2003. In the nine months ended September 30, 1997, the Company's income from its equity investment in the Partnership was $2,777,500.

         The Company acquired substantially all the assets and assumed certain liabilities of Rustic Crafts Co., Inc. ("Rustic") in March 1997, through a new wholly-owned Delaware corporation, Rustic Crafts International, Inc. ("RCI"). RCI is presently generating approximately $3,300,000 of annual sales. Assuming that sales and expenses of RCI continue during 1997 at the same rates as are presently being experienced, the Company projects that RCI will generate positive cash flow of approximately $400,000 per year, before interest, taxes, and principal payments.

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

         Results of Operations.

         In March of 1997, the Company's wholly-owned subsidiary, RCI, acquired the assets of Rustic. Accordingly, the Company's results for the nine months ending September 30, 1997, include the results of operations of RCI for the period between March 1, 1997, and September 30, 1997.

         Three Months Ended September 30, 1997 Compared to Three Months Ended
         --------------------------------------------------------------------
September 30, 1996.
-------------------

         Net sales increased $1,038,600 due to the acquisition of RCI; cost of goods sold relates to these sales. Selling and administrative expenses increased $336,500 as a result of $157,200 of costs associated with RCI and an increase of $179,300 in corporate expenses, which includes additional salary of $136,000 for the period.

         Net income from the Company's equity investment in partnership decreased $149,900. Interest expense increased $42,100 as a result of adding accrued interest to the principal owing under the Credit Agreement and interest on working capital loans.

         Income tax expense decreased significantly as a result of the provision in 1996 for under accrual of prior years income taxes.

         Net income decreased $216,200 reflecting higher selling and administrative costs, higher interest expense, and lower net income from partnership, which offset the net operating income from RCI and the reduced income taxes.

         Nine Months Ended September 30, 1997 Compared to Nine Months Ended
         ------------------------------------------------------------------
September 30, 1996.
-------------------

         Net sales increased $1,834,000 and cost of goods sold increased $1,217,800 reflecting the acquisition of RCI in March 1997. Selling and administrative expenses increased $792,500, of which $395,700 was due to the acquisition of RCI. The remaining increase was due to an increase in corporate expenses resulting from costs associated with the employment of a chief executive officer, including $136,000 of additional salary, the start up of an executive office, higher legal fees, and increased insurance costs.

         Net income from the investment in partnership increased $66,300 largely as a result of a decrease in net interest expense of $555,900 offset by an increase in depreciation. The partnership is currently renovating and remodeling office space as required by its lease agreement.

         Interest expense increased $394,900 as a result of the Credit Agreement entered into in June 1996.

         Income tax expense decreased $143,200 as a result of provisions for prior year taxes made in 1996.

         Net income decreased $383,300 reflecting net operating income from RCI and lower income taxes offset by higher corporate administrative costs and higher interest expense.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to the vote of security holders during the reporting period ending September 30, 1997.

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




                            REGENCY AFFILIATES, INC.

                                  (Registrant)






     November 19, 1997                 By:   /s/ William R. Ponsoldt, Sr.
---------------------------------         --------------------------------------
           Date                              William R. Ponsoldt, Sr., President