Form 10-Q/A
period 1997-09-30
REGENCY AFFILIATES INC
filed 1997-11-20
CIK 99249

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
                                                          ===========        ===========        ===========        ===========

NET INCOME APPLICABLE TO COMMON
STOCK (after accrued preferred stock dividends of
$9,400; $15,800; $38,400; and $47,400, respectively
in 1997 and 1996, and preferred stock accretion of
$8,100; $10,000; $24,500; and $24,000, respectively       $   437,000        $   644,900        $ 1,524,400        $ 1,854,200
in 1997 and 1996.)                                        ===========        ===========        ===========        ===========

NET INCOME PER SHARE
   Primary                                                $       .04        $       .06        $       .13        $       .16
                                                          ===========        ===========        ===========        ===========
   Fully diluted                                          $       .03        $       .05        $       .11        $       .13
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






     November 20, 1997                 By:   /s/ William R. Ponsoldt, Sr.
---------------------------------         --------------------------------------
           Date                              William R. Ponsoldt, Sr., President