Form 10-K405
period 1997-12-31
REGENCY AFFILIATES INC
filed 1998-04-15
CIK 99249

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 -   OF THE SECURITIES EXCHANGE ACT OF 1934


     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 COMMISSION FILE NO. 1-7949
                               -----------  ----

                            REGENCY AFFILIATES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)


                           Delaware                                72-0888772
                           --------                                ----------
         (State or other jurisdiction of                          (IRS Employer
         incorporation or organization)                       Identification Number)

         729 South Federal Hwy., Suite 307, Stuart, Fla.              34994
         -----------------------------------------------              -----
              (Address of principal executive offices)              (Zip Code)

         10842 Old Mill Road, # 5B, Omaha, Nebraska                   68154
         ------------------------------------------                   -----
              (Address of administrative offices)                   (Zip Code)

Registrant's Telephone Number (executive office), including Area Code:          (561-220-7662)
                                                                                -------------

Registrant's Telephone Number (administrative office), including Area Code:     (402-330-8750)
                                                                                -------------


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                                  Name of Each Exchange
                                                                  ---------------------
               Title of Each Class                                 on Which Registered
               -------------------                                 -------------------

         Common Stock, $0.40 Par Value                                    None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT.

      _______________________________ None _______________________________
                                (Title of Class)

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

                          Yes   X            No
                              -----              -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $6,963,000 on February 28, 1998, computed on the basis of $.56 per share of Common Stock, the mean of the bid and asked price as reported on the over-the-counter market of the bulletin board on that date.

The number of shares outstanding of the registrant's $.40 Par Value Common Stock, as of February 28, 1998, was 12,435,089.

Documents incorporated by reference (See Exhibit Listing).

This report on Form 10-K consists of 35 pages, including two cover pages.
















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

         Subsequent to a restructuring in 1992, the Company, on July 7, 1993, acquired an 80% interest in National Resource Development Corporation ("NRDC") (the "NRDC Transaction") by the issuance of 2,975,000 shares of the Company's $0.40 p.v. Common Stock, 208,850 shares of the Company's cumulative $100 Series C Preferred Stock and 20% of the outstanding shares of Transcontinental Drilling Company ("Drilling"), a subsidiary of the Company. NRDC's principal asset consists of previously quarried and stockpiled aggregate inventory located at a mine site in Michigan. The aggregate inventory was, and continues to be, pledged to secure repayment of certain Zero Coupon bonds which have been issued by NRDC having a face value at maturity of $542,000 on January 1, 2002.

         On July 7, 1993, Statesman designated eight (8) persons to fill existing vacancies on the Board of Directors of the Company. The appointments were made by the sole acting director to fill the vacancies until their successors are duly elected and qualified.

         Statesman, in addition to owning the shares of the Company's Common Stock received in the NRDC Transaction, through its right to designate the eight persons to fill the existing vacancies on the Board of Directors until a Shareholders' Meeting, effectively has current voting control of a total of 3,982,368 shares, or approximately 32% of the 12,435,089 outstanding shares as of December 31, 1997, by virtue of irrevocable proxies over 855,991 shares given to a proxy committee of the Board of Directors as part of the NRDC Transaction, and the 3,126,377 shares currently held by Statesman.

         On November 18, 1994, the Company acquired a limited partnership interest in Security Land and Development Company Limited Partnership for an equity investment of $350,000. The Partnership owns an office building complex in Woodlawn, Maryland, which is leased to the United States Social Security Administration.

         On March 17, 1997, the Company, through Rustic Crafts International, Inc., a wholly owned subsidiary, acquired the assets and assumed certain liabilities of Rustic Crafts, Co., Inc., a manufacturer of wood and cast marble decorative electric fireplaces and related accessories. Consideration for the acquisition consisted of cash of $1,100,000, assumption of certain liabilities, and 100,000 shares of the Company's Common Stock, which shares are restricted under the federal securities laws.

Financial information about industry segments and foreign and domestic operations.

         Reference is made to the Company's financial statements at page F-1 for this information.

Narrative description of business.

            SECURITY LAND AND DEVELOPMENT COMPANY LIMITED PARTNERSHIP

         On November 18, 1994, Regency Affiliates, Inc. acquired a limited partnership interest in Security Land And Development Company Limited Partnership (the "Partnership") for an equity investment of $350,000, which amount was used to pay brokerage fees related to Regency's purchase of its interest in the Partnership. Regency has no obligation to make any further capital contribution to the Partnership. The Partnership owns the 34.3 acre Security West complex at 1500 Woodlawn Drive, Woodlawn, MD consisting of a two-story office building and a connected six-story office tower occupied by the United States Social Security Administration Office of Disability and International Operations under a nine year lease expiring October 31, 2003 (the "Lease"). The buildings have a net rentable area of approximately 717,000 square feet. The construction of the Security West Buildings was completed in 1972 and the building has been occupied by the Social Security Administration since 1972 under prior leases between the U.S. Government and the Partnership.

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

          The transaction with Security Land And Development Company Limited Partnership provides for the Company to receive management fees of $100,000 per year.

                        RUSTIC CRAFTS INTERNATIONAL, INC.

         Rustic Crafts International, Inc., a wholly owned subsidiary of the Company, is a manufacturer of decorative wood and cast marble fireplaces, mantels, shelves, fireplace accessories and other home furnishings. Its business is conducted from leased premises in Scranton, Pennsylvania. It employs approximately 46 persons.

         Since the acquisition of the business by the Company in March, 1997, Rustic Crafts has generated $2,873,000 in revenues, representing 99% of the total revenues of the Company, excluding income from equity investment in the Partnership. Rustic Crafts secures its raw materials from a variety of sources and at competitive prices. Its largest customer, J.C. Penney Co., Inc. represents 28% of the consolidated revenues of Regency. Approximately 37% of the sales of Rustic Crafts occur in the fourth quarter of the calendar year. As of December 31, 1997, Rustic Crafts had a backlog of orders of $435,000 of which approximately $350,000 was subject to termination.

         Rustic Crafts has a number of competitors for its products, and management considers the business to be competitive.

                                      NRDC

         NRDC has as its sole asset 75 million short tons of previously quarried and stock piled rock located at the site of the Groveland Mine in Dickinson County, Michigan. During the year ended December 31, 1997, NRDC made only casual sales of Aggregate (less than $30,000).

         Aggregate is primarily sold for railroad ballast, road construction, construction along shore lines and decorative uses. The market for aggregate stone is highly competitive and, as shipping costs are high, the majority of sales, if any, can be anticipated to be made locally. Other companies that produce rock and aggregate products are located in the same region as the Groveland Mine. Many of the competitors have greater financial and personnel resources than the Company. As a consequence, there can be no assurance that acting alone NRDC will be able to consummate sales of material amounts of its Aggregate.

Employees

         As of December 31, 1997, Regency and its subsidiaries employed 49 people.

         Related information.

         On June 21, 1996, the Company closed a loan transaction with Southern Indiana Properties, Inc. ("SIPI"), as lender, for a $3.5 million zero coupon loan. The loan has a term of approximately 92 years, with a final maturity date of December 31, 2005. Except for certain rights of the Company to make voluntary prepayments or of the lender to require prepayments in certain limited circumstances, principal and accrued interest on the loan become due at the maturity date. The loan transaction provides for the loan to be secured by a pledge of the shares of stock of the Company's subsidiaries, a lien on the loan's proceeds, and a security interest in the Company's limited partnership interest in Security Land And Development Company Limited Partnership. SIPI is also given a security interest in all of the other property of the Company. However, SIPI has agreed to subordinate its position in other collateral of the Company, if requested to do so by the Company. Furthermore, if the Company prepays at least $750,000 of the loan by December 21, 1998, SIPI is obligated to release its security interest in all collateral except the Company's Limited Partnership Interest in the Partnership.

ITEM 2.  PROPERTIES

         Reference is made to Item 1, Business, page 3 of this report, for a description of the Security West Building at 1500 Woodlawn Drive, Woodlawn, MD, which property is owned by Security Land And Development Company Limited Partnership.

         Rustic Crafts International, Inc. conducts its manufacturing operations in a multistory leased facility located at 315 Cherry Street, Scranton, Pennsylvania and in a second leased facility located at 305 Cherry Street, Scranton, Pennsylvania. Both premises are occupied pursuant to a sublease with Rustic Crafts Co., Inc., the seller of the assets of the business in the March, 1997, Asset Purchase and Sale Agreement with Rustic Crafts International, Inc., the Company's wholly owned subsidiary. Management considers the leased facilities to be inadequate for the future needs of the business. Accordingly, in March, 1998, the Company purchased a building in Scranton, Pennsylvania for a purchase price of approximately $1,200,000, as more fully described in Item 14, Subsequent Events, page 28 of this report.

         As of December 31, 1997, NRDC owned approximately 75 million short tons of Aggregate located at the site of the Groveland Mine in Dickinson County, Michigan. The Groveland Mine is an iron ore mine that was shut down in 1981 by a former owner and operator, M.A. Hanna Company. The mine was acquired by International Aggregate Corporation in December, 1989.

International Aggregate Corporation subsequently transferred title to the Aggregate to National Resource Development Corporation (Delaware), NRDC's predecessor.

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

         The Company owns a one-story commercial building located on a one-eighth acre parcel of land located in Stuart, Florida and a condominium located at 7370 S. Ocean Drive, Jensen Beach, Florida. The former property was purchased for approximately $51,000 in 1996, and is leased to a single tenant. The latter was purchased for approximately $68,000 in 1997.

ITEM 3.  LEGAL PROCEEDINGS

         As of December 31, 1997 and the date of this report there were no legal proceedings involving the Company or any of its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to the vote of security holders during the quarter ending December 31, 1997.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS

         Market information.

         Regency's Common Stock is traded in the over-the-counter market on the bulletin board. The following table sets forth the high and low bid prices for each calendar quarter during the last two fiscal years of the Company. The bid quotations represent interdealer prices and do not include retail markups, mark-downs or commissions. The prices indicated may not reflect the actual market for substantial quantities of the Company's Common Stock. As of December 31, 1997, there were approximately 3,200 common shareholders of record.

                              YEAR ENDED
                              ----------
                           DECEMBER 31, 1996       HIGH ($)             LOW ($)
                           -----------------       --------             -------

                           First Quarter            .63                  .13
                           Second Quarter           .47                  .38
                           Third Quarter            .50                  .28
                           Fourth Quarter           .69                  .41

                              YEAR ENDED
                              ----------
                           DECEMBER 31, 1997       HIGH ($)             LOW ($)
                           -----------------       --------             -------

                           First Quarter            .72                  .44
                           Second Quarter           .69                  .50
                           Third Quarter            .94                  .56
                           Fourth Quarter           .69                  .48

         Dividend policy.

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

         Issuance of securities.

         In March 1997, the Company issued 100,000 shares of its Common Stock at a value of $60,000 to certain of the sellers of the assets of Rustic Crafts
Co., Inc., as part of the sale of that business to Rustic Crafts International, Inc. The Company received no cash consideration for the issuance of these shares and no underwriter was involved. The Company claims an exemption from registration pursuant to Section 4 of the Securities Act of 1933.

         Effective June 3, 1997, the Company issued 466,667 shares of Common Stock at a value of $233,333 and options to purchase an additional 6.1 million shares of Common Stock to Statesman Group, Inc. as part of the consideration to secure the release of Mr. William R. Ponsoldt, Sr. to serve as President and Chief Executive Officer of the Company and in consideration of the agreement by Statesman to provide loan guarantees not to exceed the sum of $300,000 upon the request of the Company and a showing of reasonable need. Pursuant to the Amended and Restated Agreement between the Company and Statesman, until their date of expiration, the options are exercisable at any time in whole or in part at a price equal to the lower of (a) the closing trading price of the shares as of the most recent date on which at least 10,000 shares of such stock were traded, or (b) the average closing trading price of the shares during the ninety day period immediately preceding the date of exercise. The Company agreed to reserve sufficient shares to meet the requirements of the options. The options are exercisable immediately and remain exercisable until April 15, 2007. At the option of Statesman, payment may be made by Statesman for exercise of the options, in whole or in part, in the form of a promissory note executed by Statesman, secured only by a pledge of the shares purchased, with interest accruing for any quarter at the prime rate, and interest and principal payable in a balloon payment five years after the date of the note, provided that if the Company's Board of Directors reasonably determines that exercising the options by delivery of a note would render the respective purchase of shares void or voidable, then the Board may require, as a condition to exercise of the options, that Statesman either (i) pay at least the par value of the shares in cash (with the balance paid by delivery of a note), or (ii) provide acceptable collateral other than the shares themselves to secure payment of the note. The Company has determined that these options have no readily determinable fair value consistent with the provisions of SFAS No. 123. Therefore, the Company has not recognized any cost associated with the issuance of these warrants, and net earnings per share for 1997 have not reflected any such costs.

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

         Securities of the registrant.

VOTING $0.40 PAR VALUE COMMON

         Regency Affiliates, Inc. has authorized 25,000,000 shares of its voting $0.40 p.v. Common Stock. Holders of the Common Stock are entitled to one vote per share on matters submitted to shareholders for approval or upon the election of directors.

CUMULATIVE CONTINGENT CONVERTIBLE PREFERRED $10 STATED VALUE SERIES-B STOCK - $0.10 PAR VALUE

         By agreement and in settlement of the Senior Lenders' obligations as part of the Company's 1992 Restructuring Plan, 212,747 shares of the Series-B Preferred Stock were issued to Washington Square Capital and 158,000 shares to Cargill Financial Services. Such shares (370,747 in the aggregate) represent 100% of the shares of Series-B authorized, issued and outstanding. Semi-annual dividend periods commence on the 24th month from the consummation of an "Initial Business Combination", as defined in the Certificate of Designation for the Series-B Preferred Stock, and accrue for a period of 35 months without cash payment. Dividends accrue at the rate of

6% per annum. The holders of the Series-B Preferred Stock hold contingent rights to convert into Common Stock exercisable on the earlier of the date that the Company (and its tax consolidated subsidiaries) has accumulated consolidated taxable earnings of $55 Million, or the date that at least 80% in value of any convertible securities of the Company, as adjusted in certain circumstances, issued in the Initial Business Combination are retired or converted by the holders thereof. The Series-B shares carry a preference upon liquidation. Except in limited circumstances, the Series-B shares carry no voting rights. The Company has the right to redeem the Series-B Preferred Stock at any time.

CUMULATIVE SENIOR PREFERRED $100 STATED VALUE SERIES-C STOCK - $0.10 PAR VALUE

         On July 7, 1993, 208,850 shares of the Company's Cumulative Senior Preferred $100 Series-C Stock were delivered to Statesman Group, Inc. as part of the NRDC Transaction. Such shares represent 100% of the issued and outstanding Series-C shares. 210,000 shares of the Series-C Preferred Stock are authorized. Quarterly dividend periods commenced on September 30, 1993 and quarterly dividends per share are equal to 20%, not to exceed $500,000, of the annual after tax earnings of NRDC, divided by the number of shares outstanding. The Series-C shares carry a preference upon liquidation. Except in limited circumstances, the Series-C shares carry no voting rights. The Company has the right to redeem the Series-C Preferred Stock at any time.

CUMULATIVE CONTINGENT CONVERTIBLE JUNIOR PREFERRED $10 STATED VALUE SERIES-D STOCK - $0.10 PAR VALUE

         The Series-D junior preferred shares were issued in exchange for the serial restructuring promissory notes issued as part of Company's 1992 Restructuring. The total issued was 25,694 shares and was required by the Acquisition Agreement as a condition to closing. 26,000 shares of the Series-D Preferred Stock are authorized. Annual dividend periods commenced on January 1, 1993. Dividends accrue at the rate of 7% per annum. The holders of the Series-D Preferred Stock hold contingent rights to convert into Common Stock, but can not convert without the consent of a majority of the holders of the Series-C Preferred Stock. The Series-D shares carry a preference upon liquidation. Except in limited circumstances, the Series-D shares carry no voting rights. The Company has the right to redeem the Series-D Preferred Stock at any time.

SERIES-E CUMULATIVE CONVERTIBLE PREFERRED STOCK - $100 STATED VALUE - $0.10 PAR VALUE

         Quarterly dividends on the Series-E Preferred Stock are cumulative from the dates of original issue and are payable in cash or accrued at the option of the Company. The Series-E Preferred Stock carries the right to receive an annual dividend of $12.50 per share. Subject to certain conditions, the Series-E Preferred Stock must be redeemed by the Company commencing on the fifth anniversary from the date of issuance. At any time after the second anniversary of the date of issuance, the Company may redeem the shares at their stated value plus accrued and unpaid dividends. Holders of the Series-E Preferred Stock, commencing on the second anniversary of the date of issuance, have the right to convert their shares into a number of shares of Common Stock of the Company determined by dividing $100, plus accrued and unpaid dividends, by a figure equal to 88% of the average bid price for Common Stock for the 90 days previous to the date the Series-E stock is surrendered for conversion. Redemption of the Series-E shares by the Company will terminate the conversion rights. The Series-E shares carry a preference upon liquidation. Except in limited circumstances, the Series-E shares carry no voting rights. As of December 31, 1997, a total of 2,477 shares of the Series-E Preferred Stock have been converted into 468,551 shares of the Company's Common Stock, leaving 2,567 shares of the Series-E Preferred Stock issued and outstanding at year end.

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

TRANSCONTINENTAL DRILLING COMPANY ("DRILLING") OWNERSHIP

         As part of the NRDC Transaction, Drilling issued sufficient shares to transfer 20% of the issued and outstanding stock of Drilling to Statesman. The remainder (80%) is owned by Regency Affiliates, Inc.

NRDC

         As part of the NRDC Transaction, Regency Affiliates, Inc. acquired 80% of the issued and outstanding stock of NRDC. The remainder (20%) is owned by Statesman.

RUSTIC CRAFTS INTERNATIONAL, INC.

         Regency Affiliates, Inc. is the owner of 100% of the issued and outstanding common stock of Rustic Crafts International, Inc.





            (The balance of this page was intentionally left blank).

ITEM 6.  SELECTED FINANCIAL DATA.



                                            1997               1996          1995           1994         1993
                                            ----               ----          ----           ----         ----
=================================================================================================================



     REVENUES                              $ 2,908,253    $     6,102    $     2,597    $     5,125     $         0

     INCOME FROM EQUITY INVESTMENT IN
     PARTNERSHIP                             3,820,913      4,268,904      3,718,056        100,000               0

     NET INCOME (LOSS)                       2,187,618      2,802,467      3,298,589       (102,541)       (121,789)

     NET INCOME (LOSS) PER SHARE
     (BASIC)                                      0.17           0.24           0.29          (0.01)          (0.01)

     NET INCOME (LOSS) PER SHARE
     (DILUTED)(1995 RESTATED)                     0.15           0.20           0.21          (0.01)          (0.01)

     TOTAL ASSETS                          $15,432,529     11,566,678      4,980,148      1,473,832         853,922

     LONG-TERM DEBT (INCLUDING CURRENT
       PORTION) & REDEEMABLE
     PREFERRED STOCK                       $ 5,175,400      4,600,994        691,254        557,954         272,100





















            (The balance of this page was intentionally left blank).

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The Company may, from time to time, issue forward looking statements, including, but not limited to the statements of future economic performance contained in Item 7 of this Report, or elsewhere herein. Such forward looking statements, whether contained in this report on Form 10-K, or elsewhere, are subject to the following factors that could cause actual results to differ materially from those contained in the forward looking statements:

         (i) The Company currently does not generate sufficient cash flow to meet its ongoing expenses.

         (ii) The Company currently lacks the necessary infrastructure at the site of the Groveland Mine to permit the Company to make more than casual sales of the Aggregate.

         (iii) As of December 31, 1997, the Company was dependent upon its investment in Security Land And Development Company Limited Partnership and the operations of Rustic Crafts
                  International, Inc. for a material portion of its cash flow and for a material portion of its reportable income.

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

         (vi) The failure of the Social Security Administration to renew its lease of the Security West Buildings upon its expiration on October 31, 2003 could have a materially adverse impact upon the Company's investment in Security Land And Development Company Limited Partnership.

         (vii) The Company has significant tax loss and credit carryforwards and no assurance can be provided that the Internal Revenue Service would not attempt to limit or disallow altogether the Company's use, retroactively and/or prospectively, of such carryforwards, due to ownership changes or any other reason. The disallowance of the utilization of the Company's net operating loss would severely impact the Company's financial position and results of operations due to the significant amounts of taxable income (generated by the Company's investment in Security) that has in the past been, and is expected in the future to be, offset by the Company's net operating loss carryforwards.

         Liquidity and Capital Resources.

         The investment in Security Land And Development Company Limited Partnership is estimated to provide the Company with management fees of approximately $100,000 per year until 2003. In the fiscal year ending December 31, 1997, the Company's income from its equity investment in the Partnership was $3,820,913. These funds, however, are presently committed for the amortization of the outstanding principal balance on the real estate mortgage of the Security Land and Development Company Limited Partnership and while the Company's equity investment has increased to $11,951,819, the partnership does not provide liquidity to the Company in excess of the $100,000 management fee.

         On March 17, 1997, the Company, through Rustic Crafts International, Inc., completed the acquisition of the assets of Rustic Crafts Co., Inc., which acquisition is performing within management's expectations, but is not
generating sufficient surplus cash flow to fund the     consolidated corporate
expenses. Rustic Crafts provided revenues of $2,872,900 and earnings of $305,644 prior to allocation of $230,000 of corporate general and administrative expenses for their ten months ended December 31, 1997. During 1997 Rustic Crafts was operating at 100% of capacity. In 1998, Rustic Crafts purchased a building of 126,000 square feet located near the current facility in Scranton, Pennsylvania. Management anticipates that the cost of acquiring and equipping this facility will approach $2 million, the majority of which will be funded by new borrowings which have recently been obtained (see Subsequent Events, page 28). This new facility will significantly increase the operating capacity and enable Rustic Crafts to service its current order backlog and enhance its customer base. Rustic Crafts has recently employed a new President who has substantial industry background and plans to increase not only its manufactured product but also the imported product revenues as well as expanding the distribution of its products. Management anticipates that Rustic Crafts will provide significant cash distributions for use by the Company.

         The Company experimented during 1997 for a one month period by installing aggregate crushing and marketing operations at the Groveland Mine in an informal joint venture with another company. The joint venture processed and marketed approximately 25,000 tons of aggregate rock. Based on this experiment, the Company is negotiating with an experienced aggregate supply company to establish a permanent infrastructure to commercialize the inventory of previously quarried and stockpiled aggregate at the Groveland Mine. At this time there is no assurance that such commercialization will occur. The Company is also exploring opportunities to monetize this asset for the benefit of the Company's shareholders.

         The Company is continuing to explore opportunities for the acquisition of companies with operations that can provide additional liquidity and cash flow. The Company anticipates that such acquisitions would be financed by borrowings secured by the assets acquired and by the proceeds of other financings. There can be no assurances that any such acquisitions or transactions will come to fruition.

         The Company is presently negotiating a new financing at favorable rates which, if consummated, would provide the funds to prepay the SIPI Loan and make future acquisitions. Such a loan would be secured by the guaranty of an affiliate of a major U.S. insurance company which in turn would be secured by the Company's interest in the Security Land And Development Company Limited Partnership. While no closing date has been set for the funding of the loan transaction, management believes a closing, if it occurs, will take place in the second quarter of 1998. Management anticipates the proceeds of the loan, before payment of fees, the cost of the insurance guaranty and related expenses will be approximately $9-$10 million.

         Results of Operations.

         The operations of Regency Affiliates, Inc. and its subsidiaries in 1997 include the casual sales of aggregate, limited rental income and the sale of wood and cast marble decorative fireplaces, heater logs, and related accessories as well as an active merger and acquisition program with a view to enhance future company operations.

         1997 Compared to 1996

         1997 included ten months of operations of Rustic Crafts which reflect net sales of $2,872,865, cost of sales of $1,912,413 and general and administrative expenses of $610,714 exclusive of the allocation of general and administrative expenses of $230,000 from Regency. There were no operations of Rustic Crafts included in 1996.

         Income from the Company's equity investment in Security Land and Development decreased $448,000 in 1997 as compared to 1996. This decrease was the result of lower interest income as escrow funds were invested in renovations, and higher depreciation expense due to capitalized improvements, offset by reductions in interest expense and increases in other income. The renovations required by the lease are expected to be completed in 1998.

         Interest expense increased $396,800 primarily due to interest on the SIPI loan for twelve months in 1997 compared to six months in 1996.

         Income tax expense decreased $152,700 in 1997. Income taxes in 1996 included provisions for years prior to 1996.

         Net income attributable to common shareholders decreased $587,000 in 1997 compared to 1996. The decrease is the result of operating income from Rustic Crafts and lower income taxes offset by increases in administrative expenses, lower equity earnings from investment in Security Land and Development and increased interest expense.

         Year 2000 issues.

         The company does not anticipate that the cost of addressing the year 2000 issue will be a material event or uncertainty that would have a material impact upon the Company's operations, financial results, or financial condition.

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

In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), and Statement of Financial Accounting Standards No. 129, "Disclosure of Information About Capital Structure" (SFAS
129), were issued. SFAS 128 establishes new standards for computing and reporting earnings per share. SFAS 129 requires an entity to explain the pertinent rights and privileges of outstanding securities. The Company adopted these new standards in the fourth quarter ended December 31, 1997. All prior period earnings per share data were restated for the adoption of SFAS 128. The adoption did not have a material effect on the Company's financial statements or notes thereto.

In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), was issued. SFAS 130 establishes new standards for reporting comprehensive income and its components and is effective for periods beginning after December 15, 1997. The Company expects that comprehensive income (loss) will not differ materially from net income (loss).

In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" (SFAS 131), was issued. SFAS No. 131 changes the standards for reporting financial results by operating segments, related products and services, geographic areas, and major customers. The Company must adopt the new standard for periods beginning after December 15, 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following pages contain the Financial Statements and supplementary data required by Item 8 of Part II of Form 10-K for the year ending December 31, 1997.

         Independent Auditors' Report

         Consolidated Balance Sheets as of December 31, 1997 and 1996

         Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995

         Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995

         Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                       1997 CONSOLIDATED FINANCIAL REPORT

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                                    CONTENTS



--------------------------------------------------------------------------------

                                                                       Page
                                                                       ----


AUDITORS' REPORT                                                        F-3

FINANCIAL STATEMENTS
    Consolidated balance sheets                                      F-4 - F-5
    Consolidated statements of operations                               F-6
    Consolidated statements of shareholders' equity                     F-7
    Consolidated statements of cash flows                            F-8 - F-9
    Notes to consolidated financial statements                      F-10 - F-28

                          Independent Auditors' Report
                          ----------------------------


Shareholders and Board of Directors
Regency Affiliates, Inc.
Stuart, Florida


         We have audited the accompanying consolidated balance sheets of Regency Affiliates, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We did not audit the 1997, 1996 and 1995 financial statements of Security Land and Development Company Limited Partnership, the investment in which is reflected in the accompanying financial statements using the equity method of accounting. The investment in this partnership represents 77% and 71% of consolidated total assets as of December 31, 1997 and 1996, respectively, and 100% of the income from equity investment in partnership for the years ended December 31, 1997, 1996 and 1995. Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the 1997, 1996 and 1995 amounts included for Security Land and Development Company Limited Partnership, is based solely on the reports of such other auditors.

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

         In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regency Affiliates, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

         As more fully discussed in Note 1.K. to the financial statements, the Company has adopted various Statements of Financial Accounting Standards as required. In 1995, the Company adopted Statement of Position 94-6 (SOP 94-6), "Disclosure of Certain Risks and Uncertainties." Disclosures required by SOP 94-6 are included throughout the notes to the Company's financial statements with an emphasis in Notes 1 and 12.

                                                       HAUSSER + TAYLOR LLP

Cleveland, Ohio
March 25, 1998

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1997 and 1996
                           --------------------------








                                                                     1996          1997
                                                                     ----          ----
        ASSETS
        ------

CURRENT ASSETS
    Cash and cash equivalents                                   $   252,354     $ 2,303,655
    Accounts receivable, net of allowance of $1,125 in 1997         581,585             -
    Inventory                                                       536,150             -
    Other current assets                                            120,891           4,415
                                                                -----------     -----------
                 Total current assets                             1,490,980       2,308,070

PROPERTY, PLANT AND EQUIPMENT, NET                                  140,182             -

INVESTMENTS
    Investment in partnership                                    11,951,819       8,233,731
    Rental property, net                                            113,217          50,884
                                                                -----------     -----------
                 Total investments                               12,065,036       8,284,615

OTHER ASSETS
    Aggregate inventory                                             848,937         850,000
    Goodwill, net of amortization                                   677,248             -
    Other                                                           210,146         123,993
                                                                -----------     -----------
                 Total other assets                               1,736,331         973,993



                                                                $15,432,529     $11,566,678
                                                                ===========     ===========



   The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1997 and 1996
                           --------------------------








                                                                                   1997                  1996
                                                                                   ----                  ----
          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------

CURRENT LIABILITIES
    Current portion of long-term debt                                        $    925,040      $        -
    Note payable                                                                  140,000               -
    Accounts payable                                                              256,465            79,906
    Accrued expenses                                                              424,401            58,176
                                                                             ------------      ------------
                 Total current liabilities                                      1,745,906           138,082

LONG-TERM DEBT, NET OF CURRENT PORTION                                          4,031,060         4,199,940

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                     94,555           101,110

SERIAL PREFERRED STOCK SUBJECT TO MANDATORY
    REDEMPTION (liquidation preference and redemption
      value, $256,700 in 1997 and $504,400 in 1996)                               219,300           401,054

SHAREHOLDERS' EQUITY
    Serial preferred stock not subject to mandatory redemption
      (maximum liquidation preference, $24,939,340 and
      $24,921,354 in 1997 and 1996, respectively)                               1,052,988         1,052,988
    Common stock, par value $.40, authorized 25,000,000 shares issued and outstanding 12,435,089 and 11,399,871 shares
      in 1997 and 1996, respectively (net of 22,460 treasury shares)            4,963,729         4,549,642
    Additional paid-in capital                                                    221,600           140,000
    Readjustment resulting from quasi-reorganization at
      December 31, 1987                                                        (1,670,596)       (1,670,596)
    Retained earnings                                                           4,773,987         2,654,458
                                                                             ------------      ------------
                 Total shareholders' equity                                     9,341,708         6,726,492
                                                                             ------------      ------------

                                                                             $ 15,432,529      $ 11,566,678
                                                                             ============      ============

   The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years Ended December 31, 1997, 1996 and 1995
                  --------------------------------------------







                                                                     1997              1995             1996
                                                                     ----              ----             ----

NET SALES                                                        $ 2,908,253      $     6,102      $     2,597

COSTS AND EXPENSES
    Cost of goods sold                                             1,928,491              -                -
    General and administrative expenses                            1,787,650          920,789          311,611
                                                                 -----------      -----------      -----------
                                                                   3,716,141          920,789          311,611
                                                                 -----------      -----------      -----------

LOSS FROM OPERATIONS                                                (807,888)        (914,687)        (309,014)

INCOME FROM EQUITY INVESTMENT IN PARTNERSHIP                       3,820,913        4,268,904        3,718,056

OTHER INCOME, NET                                                     45,300           74,137              -

INTEREST EXPENSE                                                    (801,597)        (404,838)         (45,395)
                                                                 -----------      -----------      -----------
INCOME BEFORE INCOME TAX EXPENSE AND
    MINORITY INTEREST                                              2,256,728        3,023,516        3,363,647

INCOME TAX EXPENSE                                                    73,665          226,388           70,000

MINORITY INTEREST                                                      4,555            5,339            4,942
                                                                 -----------      -----------      -----------
NET INCOME                                                       $ 2,187,618      $ 2,802,467      $ 3,298,589
                                                                 ===========      ===========      ===========


NET INCOME ATTRIBUTABLE TO COMMON
    SHAREHOLDERS
    [after paid or accrued preferred stock dividends of $65,475,
    $81,144 and $78,526 in 1997, 1996 and 1995, respectively,
    and preferred stock accretion of $20,600, $32,800 and
    $27,800 in 1997, 1996 and 1995, respectively]                $ 2,101,543      $ 2,688,523      $ 3,192,263
                                                                 ===========      ===========      ===========


NET INCOME PER COMMON SHARE:
    BASIC                                                        $      0.17      $      0.24      $      0.29
                                                                 ===========      ===========      ===========

    DILUTED                                                      $      0.15      $      0.20      $      0.21
                                                                 ===========      ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  Years Ended December 31, 1997, 1996 and 1995
                  --------------------------------------------



                                                     Preferred Stock*              Common Stock**
                                                  ----------------------     -------------------------
                                                  Shares          Amount     Shares              Amount
                                                  ------          ------     ------              ------

BALANCE - DECEMBER 1, 1995                        605,291    $ 1,052,988     10,524,537    $ 4,199,508

    Issuance of common stock                          -              -          642,000        256,800
    Net income                                        -              -              -              -
    Accretion of Series E preferred stock             -              -              -              -
    Payment of dividend on Series E
      preferred stock                                 -              -              -              -
                                                  -------    -----------     ----------    -----------

BALANCE - DECEMBER 31, 1995                       605,291      1,052,988     11,166,537      4,456,308

    Issuance of common stock                          -              -          233,334         93,334
    Net income                                        -              -              -              -
    Accretion of Series E preferred stock             -              -              -              -
    Payment of dividend on Series E
      preferred stock                                 -              -              -              -
                                                  -------    -----------     ----------    -----------

BALANCE - DECEMBER 31, 1996                       605,291      1,052,988     11,399,871      4,549,642

    Issuance of common stock                          -              -          566,667        226,667
    Conversion of Series E preferred stock            -              -          468,551        187,420
    Accretion of Series E preferred stock             -              -              -              -
    Payment of dividend on Series E
      preferred stock                                 -              -              -              -
    Net income                                        -              -              -              -
                                                  -------    -----------     ----------    -----------

BALANCE - DECEMBER 31, 1997                       605,291    $ 1,052,988     12,435,089    $ 4,963,729
                                                  =======    ===========     ==========    ===========


                                                             Readjustment
                                               Additional     Resulting       Retained
                                                Paid-in      From Quasi-      Earnings      Shareholders'
                                                Capital     Reorganization    (Deficit)        Equity
                                              -----------   --------------   -----------    -------------

BALANCE - DECEMBER 1, 1995                      $     -      $(1,670,596)    $(3,262,300)    $   319,600

    Issuance of common stock                      140,000            -               -           396,800
    Net income                                        -              -         3,298,589       3,298,589
    Accretion of Series E preferred stock             -              -           (27,800)        (27,800)
    Payment of dividend on Series E
      preferred stock                                 -              -           (60,540)        (60,540)
                                              -----------    -----------     -----------     -----------

BALANCE - DECEMBER 31, 1995                       140,000     (1,670,596)        (52,051)      3,926,649

    Issuance of common stock                          -              -               -            93,334
    Net income                                        -              -         2,802,467       2,802,467
    Accretion of Series E preferred stock             -              -           (32,800)        (32,800)
    Payment of dividend on Series E
      preferred stock                                 -              -           (63,158)        (63,158)
                                              -----------    -----------     -----------     -----------

BALANCE - DECEMBER 31, 1996                       140,000     (1,670,596)      2,654,458       6,726,492

    Issuance of common stock                       66,666            -               -           293,333
    Conversion of Series E preferred stock         14,934            -               -           202,354
    Accretion of Series E preferred stock             -              -           (20,600)        (20,600)
    Payment of dividend on Series E
      preferred stock                                 -              -           (47,489)        (47,489)
    Net income                                        -              -         2,187,618       2,187,618
                                              -----------    -----------     -----------     -----------

BALANCE - DECEMBER 31, 1997                   $   221,600    $(1,670,596)    $ 4,773,987     $ 9,341,708
                                              ===========    ===========     ===========     ===========





* Preferred stock does not include Series E preferred stock which is subject to mandatory redemption

**   Common stock is net of 22,460 treasury shares


   The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 1997, 1996 and 1995







                                                                     1996            1995             1997
                                                                     ----            ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                   $ 2,187,618     $ 2,802,467     $ 3,298,589
    Adjustments to reconcile net income to net cash
      used by operating activities:
        Minority interest                                             (4,555)         (5,339)         (4,942)
        Income from equity investment in partnership              (3,820,913)     (4,268,904)     (3,718,056)
        Distribution of equity earnings from partnership             102,825         103,229         100,000
        Interest amortization on long-term debt                      756,160         376,940          26,500
        Depreciation and amortization                                 91,573           7,401             -
        Issuance of common stock in lieu of cash compensation        233,333          93,334             -
        Changes in operating assets and liabilities:
          Accounts receivable                                       (327,259)            -               -
          Inventory                                                  (49,137)            -               -
          Other current assets                                       (96,156)         (1,724)           (562)
          Other assets                                              (135,813)         13,113           1,964
          Accounts payable                                            26,335         (16,074)         22,598
          Accrued expenses                                           102,671         (21,640)         74,111
                                                                 -----------     -----------     -----------
                 Net cash used by operating activities              (933,318)       (917,197)       (199,798)

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of business, net of cash of $13,535               (1,086,465)            -               -
    Expenditures for property and equipment                         (122,029)        (50,884)            -
                                                                 -----------     -----------     -----------
                 Net cash used by investing activities            (1,208,494)        (50,884)            -

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt                                         -         3,500,000             -
    Debt issuance costs                                                  -          (124,795)            -
    Net short-term proceeds (payments)                               140,000         (80,000)         (5,800)
    Proceeds from issuance of preferred stock                            -               -           152,000
    Proceeds from issuance of common stock                               -               -            48,000
    Offering costs                                                       -               -           (44,200)
    Dividends paid                                                   (47,489)        (63,158)        (60,540)
    Dividends paid to minority interest                               (2,000)            -               -
                                                                 -----------     -----------     -----------
                 Net cash provided by financing activities            90,511       3,232,047          89,460
                                                                 -----------     -----------     -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (2,051,301)      2,263,966        (110,338)

CASH AND CASH EQUIVALENTS - BEGINNING                              2,303,655          39,689         150,027
                                                                 -----------     -----------     -----------

CASH AND CASH EQUIVALENTS - ENDING                               $   252,354     $ 2,303,655     $    39,689
                                                                 ===========     ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                  Years Ended December 31, 1997, 1996 and 1995







                                                                                  1996       1995       1997
                                                                                  ----       ----       ----
Supplemental disclosures of cash flow information:
    Cash paid during the year for:
      Interest                                                                  $ 27,187   $ 23,890   $ 20,944
      Income taxes                                                                60,750     257,838        --

Supplemental disclosures of noncash investing and financing activities:

    In 1997, the Company issued 468,551 shares of common stock in exchange for 2,477 shares of Series E mandatorily redeemable preferred stock.



    In 1997, the Company issued 100,000 shares of its common stock and paid $1,100,000 in cash for all of the assets of Rustic Crafts, Inc. (see Note
    2). In connection therewith, the Company acquired assets and assumed certain liabilities as follows:




                 Fair value of assets acquired including goodwill            $  1,573,778
                 Cash paid                                                     (1,100,000)
                 Common stock issued                                              (60,000)
                                                                             ------------
                 Liabilities assumed                                         $    413,778
                                                                             ============

    In 1995, the Company converted a $300,000 note payable into 400,000 shares of the Company's common stock.

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

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A. Principles of Consolidation and Nature of Business - The consolidated financial statements include the accounts of Regency Affiliates, Inc. (the "Company"), its wholly owned subsidiary, Rustic Crafts International, Inc. ("Rustic Crafts") and its 80% owned subsidiaries, National Resource Development Corporation ("NRDC"), Transcontinental Drilling Company ("Drilling") and RegTransco, Inc. ("RTI"). All significant intercompany balances and transactions have been eliminated in consolidation. Substantially all of net sales in 1997 were generated through Rustic Crafts, which manufactures wood and cast marble decorative fireplaces, heater logs and related accessories. Rustic Crafts extends credit to its customers who primarily are mass merchants, fireplace specialty distributors and furniture stores. One customer accounted for approximately 28% of consolidated sales for 1997. The loss of this customer could have a significant effect on Rustic Crafts' results of operations.

                  Regency Affiliates, Inc.'s (Registrant's) share of consolidated net assets at December 31, 1997 and 1996 consists principally of cash and cash equivalents of approximately $248,000 and $2,297,000, respectively, investment in partnership of approximately $11,952,000 and $8,234,000, respectively, property, plant and equipment (including rental property) of approximately $133,000 and $-0-, respectively, and liabilities of approximately $5,070,000 and $3,985,000, respectively.

                  On July 7, 1993, the Company entered into an Acquisition Agreement with National Resource Development Corporation and Statesman Group, Inc. ("Statesman"), an international business corporation organized under the laws of the Bahamas, which provided for the acquisition of an 80% interest in National Resource Development Corporation, which was wholly owned by Statesman, in exchange for 2,975,000 shares of the Company's common stock, 208,850 shares of the Company's Series C preferred stock and 20% of the outstanding shares of Transcontinental Drilling Co. (the "Transaction"). Statesman has the right to transfer some or all of these shares to its nominees. Through its right to designate eight individuals to fill vacancies on the Board of Directors, Statesman also controls 855,991 common shares by virtue of irrevocable proxies given to a proxy committee of the Board of Directors.

         B. Earnings Per Share - Basic earnings per share are computed by dividing net income attributable to common shareholders (net income less preferred stock dividend requirements and periodic accretion) by the weighted average number of common shares outstanding during the year. Diluted earnings per share computations assume the conversion of Series E, Series B, and Junior Series D preferred stock during the period that the preferred stock issues were outstanding. If the result of these assumed conversions is dilutive, the dividend requirements and periodic accretion for the preferred stock issues are reduced (See Note 7).

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         B.       Earnings Per Share (Continued)

                  The weighted average number of shares used in basic earnings per share computations for 1997, 1996 and 1995 was approximately 12,038,000, 11,400,000 and 10,941,000, respectively. The weighted average number of shares used in the computation of diluted earnings per share for 1997, 1996 and 1995 was approximately 14,231,000, 14,252,000 and
                  15,632,000, respectively. The Company's stock is thinly traded in the over-the-counter market on the bulletin board section. In 1997, 1996 and 1995, market prices of $.616 per share, $.525 per share and $.25 per share, respectively, were utilized in the conversion formulas for the computation of diluted earnings per share. In 1997, 1996 and 1995, if market prices of $.437 per share, $.25 per share and $.125 per share, respectively, the lowest bid price of the Company's common shares during the year, were used in the conversion formulas, the weighted average number of shares utilized in the computation of diluted earnings per share would amount to approximately 14,631,000, 16,164,000 and 19,229,000, respectively, yielding diluted earnings per share of $.15, $.17 and $.17, respectively.

         C. Fair Value of Financial Instruments - The fair values of cash, accounts receivable, accounts payable and other short-term obligations approximate their carrying values because of the short maturity of these financial instruments. The carrying values of the Company's long-term obligations approximate their fair value. In accordance with Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," rates available at balance sheet dates to the Company are used to estimate the fair value of existing debt.

         D. Cash and Cash Equivalents - Cash and cash equivalents represent cash and short-term highly liquid investments with original maturities of three months or less. The Company places its cash and cash equivalents with high credit quality financial institutions which may exceed federally insured amounts at times.

         E. Inventory - Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Inventory is comprised of the following at December 31, 1997:


                                 Finished products                    $ 294,564
                                 Work-in-process                         56,049
                                 Raw materials and supplies             185,537
                                                                        -------

                                                                      $ 536,150
                                                                      =========


         F. Property, Plant and Equipment/Rental Property - Property, plant and equipment and rental property are carried at cost. Depreciation is provided over the estimated useful lives of the assets by the use of the straight-line and declining balance methods. These items consist of the following at December 31, 1997:

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         F.       Property, Plant and Equipment/Rental Property (Continued)


                                            Property, Plant
                                             and Equipment     Rental Property
                                             -------------     ---------------
                                                   1997      1996         1997
                                                   ----      ----         ----

                    Real property                 $  -      $118,877    $ 50,884
                    Leasehold improvements        73,200         -           -
                    Machinery and equipment       99,389         -           -
                                               ---------   ---------   ---------
                                                 172,589     118,877      50,884
                    Accumulated depreciation      32,407       5,660         -
                                               ---------   ---------   ---------
                                                $140,182    $113,217    $ 50,884
                                              ==========    ========   =========


                  Depreciation expense for the years ended December 31, 1997, 1996 and 1995 was $36,194, $-0- and $-0-, respectively.

         G. Aggregate Inventory - Inventory, which consists of 75 million short tons of previously quarried and stockpiled aggregate rock located at the site of the Groveland Mine in Dickinson County, Michigan, is stated at lower of cost or market. Liens have been attached to the aggregate inventory by the holders of the zero coupon bonds. The Company is also subject to a royalty agreement which requires the payment of certain royalties to a previous owner of the aggregate inventory upon sales of the aggregate.

                  During the year ended December 31, 1997, the Company made only casual sales of aggregate. Aggregate is primarily sold for railroad ballast, road construction, construction along shore lines and decorative uses. The market for aggregate stone is highly competitive and, as shipping costs are high, the majority of sales, if any, can be anticipated to be made locally. Other companies that produce rock and aggregate products are located in the same region as the Groveland Mine. Many of these competitors will have greater financial and personnel resources than the Company. Therefore, the Company is actively pursuing various ventures to process and market the aggregate. While the Company is hopeful that such a venture can be formed, there can be no assurance that such a transaction will come to fruition. Moreover, the success of such a venture will be dependent upon the market for aggregate in the State of Michigan and the ability of the Company to negotiate favorable royalty rates with M. A. Hanna Company. As a consequence, there can be no assurance that the Company will be able to consummate sales of material amounts of its aggregate (See Note 12).

         H. Goodwill - Goodwill resulted from the acquisition of Rustic Crafts in 1997. The goodwill is being amortized straight-line over a period of 15 years. Accumulated amortization was $37,884 at December 31, 1997.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         I. Income Taxes - The Company utilizes Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax basis of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those temporary differences that have future tax consequences using the current enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. In some situations SFAS 109 permits the recognition of expected benefits of utilizing net operating loss and tax credit carryforwards. Valuation allowances are established based upon management's estimate, if necessary. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.

         J. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         K. New Authoritative Pronouncements - In March 1995, the Financial Accounting Standards Board issued a new standard, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The Company adopted SFAS 121 in the first quarter of 1996. The Company's primary long-lived assets are the aggregate inventory (as described in Note 1.G.), the investment in partnership (as described in Note 3), the Company's net operating loss carryforward (as described in Note 9), and goodwill (as described in Note 1.H.). The adoption did not have a material effect on the Company's financial position or results of operations.

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

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         K.       New Authoritative Pronouncements (Continued)

                  In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), and Statement of Financial Accounting Standards No. 129, "Disclosure of Information About Capital Structure" (SFAS 129), were issued. SFAS 128 establishes new standards for computing and reporting earnings per share. SFAS 129 requires an entity to explain the pertinent rights and privileges of outstanding securities. The Company adopted these new standards in the fourth quarter ended December 31, 1997. All prior period earnings per share data were restated for the adoption of SFAS 128. The adoption did not have a material effect on the Company's financial statements or notes thereto.

                  In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), was issued. SFAS 130 establishes new standards for reporting comprehensive income and its components and is effective for periods beginning after December 15, 1997. The Company expects that comprehensive income (loss) will not differ materially from net income (loss).

                  In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131), was issued. SFAS No. 131 changes the standards for reporting financial results by operating segments, related products and services, geographic areas and major customers. The Company must adopt the new standard for periods beginning after December 15, 1997.

NOTE 2.  ACQUISITION OF RUSTIC CRAFTS INTERNATIONAL, INC.

         In March 1997, the Company, through its newly formed subsidiary, Rustic Crafts International, Inc. ("Rustic Crafts"), acquired all of the operating assets, including cash, accounts receivable, inventory, property and equipment and intangibles, of Rustic Crafts, Co., Inc. Rustic Crafts is involved in the manufacture of wood and cast marble decorative fireplaces, heater logs and related accessories. The Company paid $1,100,000 in cash and issued 100,000 shares of common stock and assumed trade accounts payable, bank debt and certain other accrued liabilities of $413,778. The transaction was accounted for using the purchase method and resulted in goodwill and intangibles of $715,000. Such goodwill is being amortized on a straight-line basis over a fifteen year period.

         The cash purchase price was provided by funds obtained under the Agreement (see Note 5). The Company advanced $201,000 to retire the bank debt of Rustic Crafts, subsequent to the purchase.

         The following unaudited pro forma consolidated results of operation assumes that the purchase of Rustic Crafts' assets occurred at the beginning of 1996:


                                                                1997          1996
                                                                ----          ----

                    Net sales                                $3,372,400    $2,816,700
                    Net income                                2,214,300     2,936,400
                    Net income applicable to common stock     2,128,200     2,822,500
                    Net income per common share:
                        Basic                                      0.18          0.25
                        Diluted                                    0.16          0.20

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 3.  INVESTMENT IN PARTNERSHIP

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

         Security was organized to own and operate two buildings containing approximately 717,000 net rentable square feet consisting of a two-story office building and a connected six-story office tower. The building was purchased by Security in 1986 and is located on approximately 34.3 acres of land which is also owned by Security. The building has been occupied by the United States Social Security Administration's Office of Disability and International Operations for approximately 23 years under leases between the United States of America, acting by and through the General Services Administration ("GSA"). Effective November 1, 1994, Security and the GSA entered into a nine-year lease (the "Lease") for 100% of the building. The Lease, among other provisions, requires substantial renovations and improvements to the building, which are continually being made. Security has received an opinion of the Assistant General Counsel to the GSA that lease payments are not subject to annual appropriation by the United States Congress and the obligations to make such payments are unconditional general obligations of the United States Government.

         The Company accounts for the investment in partnership on the equity method, whereby the carrying value of the investment is increased or decreased by the Company's allocable share of income or loss. The investment in partnership included in the Consolidated Balance Sheets at December 31, 1997 and 1996 was $11,951,819 and $8,233,731,
         respectively. The income from the Company's equity investment in the Partnership for the years ended December 31, 1997, 1996 and 1995 was $3,820,913, $4,268,904 and $3,718,056, respectively. The undistributed earnings from the Company's equity investment in the Partnership as of December 31, 1997 and 1996 amounted to $11,601,819 and $7,883,731, respectively.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 3.  INVESTMENT IN PARTNERSHIP (CONTINUED)

         Summarized financial information for Security is as follows:


                                                               1997            1996
                                                               ----            ----
     BALANCE SHEET DATA
     ------------------

         Cash and receivables                             $  1,304,814     $  1,258,676
         Restricted cash                                     4,113,938        8,215,088
         Real estate                                        52,999,775       49,644,320
         Other assets                                        1,537,967        2,024,640
                                                          ------------     ------------
               Total assets                               $ 59,956,494     $ 61,142,724
                                                          ============     ============

         Accounts payable and accrued expenses            $  1,625,287     $  2,083,908
         Project note payable                               41,467,993       46,626,589
         Other liabilities                                   5,261,112        4,743,902
                                                          ------------     ------------

               Total liabilities                            48,354,392       53,454,399

         Partners' capital:
           Regency Affiliates, Inc.                         11,951,819        8,233,731
           Other partners                                     (349,717)        (545,406)
                                                          ------------     ------------
               Total partners' capital                      11,602,102        7,688,325
                                                          ------------     ------------

               Total liabilities and partners' capital    $ 59,956,494     $ 61,142,724
                                                          ============     ============


                                      1997             1996            1995
                                      ----             ----            ----
     STATEMENT OF OPERATIONS DATA
     ----------------------------

         Revenues                $ 11,865,721     $ 11,760,267     $ 11,757,102

         Expenses                   5,673,776        5,080,768        4,215,587
                                  -----------     ------------     ------------

         Net operating income       6,191,945        6,679,499        7,541,515

         Other expenses            (2,169,931)      (2,185,911)      (3,627,772)
                                  -----------     ------------     ------------

         Net income              $  4,022,014     $  4,493,588     $  3,913,743
                                 ============     ============     ============


         See Note 12. Contingencies, Risks and Uncertainties related to the Company's investment in Security.


NOTE 4.  NOTE PAYABLE

         The Company's subsidiary, Rustic Crafts, has established a $1,000,000 line of credit with PNC Bank. The line of credit expires on May 18, 1998 and bears interest at the Bank's prime rate plus .5% (9.0% at December 31, 1997).

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 4. NOTE PAYABLE (CONTINUED)

         The accounts receivable, inventory and other assets, such as property and equipment, of Rustic Crafts have been pledged as collateral to secure the line of credit. Rustic Crafts has agreed to maintain certain net worth, current ratio and debt service coverage and is in compliance with these requirements at December 31, 1997. The line of credit is guaranteed by the Company.

         At December 31, 1997, the amount outstanding under the line of credit was $140,000.


NOTE 5. LONG-TERM DEBT

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

         In addition to the Regular Interest Rate, the Agreement provides for additional consideration ("the Contingent Interest") as is necessary to enable the Lender to achieve an Internal Rate of Return on each loan of twenty percent (20%) per annum on a cumulative basis over the term of such loan. However, no Contingent Interest or prepayment penalties are due on Loan B if such loan is repaid prior to December 21, 1998. The Contingent Interest is payable from distributions from Security after payment of all principal and Regular Interest and excluding a maximum of $120,000 per year which may be retained by the Company. The Company has elected to add the semi-annual amounts of Regular Interest to the respective loan balances at December 31, 1997 and 1996. The Company has recorded the Contingent Interest on Loan A. However, the Company intends to prepay Loan B prior to December 21, 1998 and, therefore, has not recorded Contingent Interest on such loan. As a result of this intention to prepay Loan B in 1998, the balance of Loan B at December 31, 1997 of $925,040 is presented as a current liability.

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

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 5. LONG-TERM DEBT (CONTINUED)

         The Company may make voluntary prepayments at any time on Loan B, and at any time after June 21, 1998 on Loan A, however, prepayments on Loan A can only be made on the semi-annual interest calculation dates. Prepayment penalties, except on prepayments of Loan B until December 21, 1998, for which there are no prepayment penalties, are due as follows:


                        Third year               6%
                        Fourth year              5%
                        Fifth year               4%
                        Sixth year               3%
                        Seventh year             2%
                        Eighth year              1%

         The following is a summary of the outstanding balance of Loan A and Loan B as of December 31, 1997 and 1996:

                                                         Loan A         Loan B         Total
                                                         ------         ------         -----

         Principal Advanced, June 21, 1996             $2,750,000    $  750,000    $3,500,000

         Regular Interest added to principal - 1996       207,163        56,499       263,662

         Contingent Interest* - 1996                       83,978           -          83,978
                                                       ----------     ---------   -----------
         Balance - December 31, 1996                    3,041,141       806,499     3,847,640

         Regular Interest added to principal - 1997       434,647       118,541       553,188

         Contingent Interest* - 1997                      171,772           -         171,772
                                                       ----------     ---------   -----------
         Balance - December 31, 1997                   $3,647,560    $  925,040    $4,572,600
                                                       ==========     =========   ===========

         * Contingent interest not recorded on Loan B, due to the Company's intent to prepay the loan prior to December 21, 1998 and thus not be liable for Contingent Interest which would have amounted to approximately $68,000 at December 31, 1997. As a result of the intention to prepay, the balance of Loan B is presented as a current liability at December 31, 1997.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 5.  LONG-TERM DEBT (CONTINUED)

         Zero Coupon Bonds - The zero coupon non-recourse secured bonds, due January 1, 2002, have a face value of $542,000 and a carrying value of $383,500 and $352,300 at December 31, 1997 and 1996, respectively. The bonds were issued by NRDC and the difference (discount) between the face value and carrying value is being amortized utilizing the interest method at 9%. Interest expense related to the bonds for 1997, 1996 and 1995 was $31,200, $29,300 and $26,500, respectively. The bonds are redeemable at any time at the option of the Company at an amount that approximates the carrying value. As of December 31, 1997, a sinking fund has not been established to fund the payment of the zero coupon non-recourse secured bonds upon maturity. The Collateral Trust Indenture ("Indenture"), dated as of April 1, 1991, states that the Company is prohibited from selling all or any of the pledged aggregate inventory unless the Company makes a payment to the bond trustee for deposit into the sinking fund. The Indenture grants the trustee, to secure the bonds, a first priority mortgage lien and security interest in the aggregate and establishes a "mandatory sinking fund payment per short ton sold" of pledged aggregate inventory until the maturity of the bonds. The minimum payment for sales during calendar years 1995 through 2002 ranges from $0.60 to $1.00 per short ton. The Indenture provides that the Company will have no personal liability for the payment of the debts evidenced by the Indenture or any bond or for the performance of the covenants, representations and warranties of the Company in the Indenture or any bond, and that the rights of the trustee and the bondholders shall be limited to the foreclosure on the lien, with certain exceptions.


NOTE 6.  MINORITY INTEREST

         Statesman Group, Inc. has a 20% minority interest in the Company's three 80% owned subsidiaries. In addition, Statesman holds a significant common stock interest and holds significant options (see
         Note 8) in the Company.


NOTE 7.  SERIAL PREFERRED STOCK

         At December 31, 1997 and 1996, the Company had 5,000,000 authorized shares of $.10 par value serial preferred stock. Serial preferred stock at December 31, 1997 and 1996, all of which is convertible (other than Series C) and cumulative, consists of:

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 7.  SERIAL PREFERRED STOCK (CONTINUED)


         Mandatory Redeemable Shares - Series E, $100 stated value, 12.5% cumulative
         ---------------------------------------------------------------------------

                                                    Shares                     Value
                                            ------------------------    ------------------------
                                            Designated   Outstanding    Carrying     Liquidation
                                            ----------   -----------    --------     -----------

         Balance, January 1, 1995             566,400        3,097     $ 261,454     $ 309,700

         Issuance, net of offering costs          -          1,947        79,000       194,700

         Accretion                                -            -          27,800           -
                                              -------       ------      --------      --------
         Balance, December 31, 1995           566,400        5,044       368,254       504,400

         Accretion                                -            -          32,800           -
                                              -------       ------      --------      --------

         Balance, December 31, 1996           566,400        5,044       401,054       504,400

         Converted to common shares               -         (2,477)     (202,354)     (247,700)

         Accretion                                -            -          20,600           -
                                              -------       ------      --------      --------
         Balance, December 31, 1997           566,400        2,567     $ 219,300     $ 256,700
                                              =======       ======      ========      ========

         Certain Series E holders elected to convert 2,477 shares of Series E preferred stock into 468,551 shares of common stock during 1997.


         Redeemable Shares at Company's Option
         -------------------------------------



                                                   Shares                                Value
                                          --------------------------    -------------------------------------------
                                                                                         1997              1996
                                          Designated     Outstanding    Carrying     Liquidation        Liquidation
                                          ----------     -----------    --------     -----------        -----------
         Series C, $100 stated
            value, cumulative               210,000        208,850    $   229,136    $20,885,000(a)    $20,885,000(a)

         Series B, $10 stated
           value, 6% cumulative             370,747        370,747        566,912      3,707,470         3,707,470

         Junior Series D, $10 stated
           value, 7% cumulative              26,000         25,694        256,940        346,870(b)        328,884(b)
                                            -------        -------   ------------    -----------       -------------

                                            606,747        605,291    $ 1,052,988    $24,939,340       $24,921,354
                                            =======        =======    ===========    ===========       ===========


         (a) This represents the estimated maximum possible liquidation value of the Series C preferred shares, which is defined as the lesser of: 1) net proceeds of the assets of NRDC or 2) the redemption value (defined below). In the event of liquidation, the Series C shares are senior to all other shares of the Company's stock, with the exception of the Series E shares.

         (b) The liquidation value of the Junior Series D shares includes accrued and unpaid dividends of $89,930 and $71,944 at December 31, 1997 and 1996, respectively.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 7.  SERIAL PREFERRED STOCK (CONTINUED)

         SERIES E - The Series E shares must be redeemed by the Company at the stated value plus accrued and unpaid dividends on the fifth anniversary from the date of issuance. The Company, at its option, may redeem the shares beginning on the second anniversary of the date of issuance. The carrying value of the Series E stock was recorded at its issue price (net of issue costs). Beginning in 1995, the carrying value is being increased by periodic accretion to the Company's retained earnings (deficit), for the difference between the initial carrying value and the redemption value. Accretion, utilizing the interest method, for 1997, 1996 and 1995 was $20,600, $32,800 and $27,800, respectively.
         Dividends of $47,489, $63,158 and $60,540 on the Series E stock were paid or accrued in 1997, 1996 and 1995, respectively. Holders of Series E stock may convert their shares to common stock based on the stated value divided by 88% of the average bid price for the 90 days preceding the conversion date of the Company's common shares beginning on the second anniversary from the date of issuance of the Series E shares. In 1997, certain holders of Series E stock elected to convert 2,477 Series E shares into 468,551 shares of common stock. In 1996, the Company filed a correction to the Series E Certificate of Designation due to an error in the conversion right. The conversion right is based on the stated value of $100 per share not $1,000 per share.

         SERIES C - The Series C shares were issued on July 7, 1993 as part of the transaction to acquire an 80% interest in NRDC. The cumulative dividend right is equal to 20% (not to exceed $500,000) of annual after tax earnings of NRDC. At the Company's option, the Series C may be redeemed at the lesser of (a) the stated value plus accrued and unpaid dividends or (b) the fair market value of the common stock interest acquired by the Company in NRDC.

         SERIES B - The Series B shares were issued in 1991 as part of a restructuring plan limited to senior lenders and was issued in exchange for all obligations and any claims or causes of action relating to the Company's obligations and guarantees. Such preferred stock includes, among other provisions and preferences, the following:

                  a) A 6% cumulative dividend right commencing on the 24th month from the consummation of a defined "initial business combination transaction" (which occurred with the acquisition of Rustic Crafts in 1997 (see
                           Note 2)) and if the Company has reached a defined ratio of earnings to fixed charges. In addition, dividends accrue for a period of 35 additional months without cash payment.

                  b) At the Company's option, the shares may be redeemed, subject to certain limitations, by cash payment or by exchanging shares of its common stock at 77% of its stated value divided by the quoted market value of its common stock.

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

         Generally the preferred shares have limited voting rights. However, in the event dividends payable on the Series C and E shares, respectively, are accumulated and unpaid for seven quarterly dividends (whether or not declared and whether or not consecutive), the holders of record of the Series C and E shares, respectively, shall thereafter have the right to elect two directors (each) until all arrears in required cash dividends (whether or not declared) on such shares have been paid. Its bylaws provide for eight members on its Board of Directors. At December 31, 1997, the Company had no accumulated and unpaid dividends on Series C and E preferred shares.


NOTE 8.  STOCK OPTIONS/STOCK OPTION PLANS

         Effective June 3, 1997, the Company issued options to purchase 6.1 million shares of common stock to Statesman Group, Inc. as part of the consideration to secure the release of Mr. William R. Ponsoldt, Sr. to serve as President and Chief Executive Officer of the Company and Statesman agreed to provide loan guarantees not to exceed the sum of $300,000 upon the request of the Company and the showing of reasonable need. Pursuant to the Amended and Restated Agreement between the Company and Statesman, until their date of expiration, the options shall be exercisable at any time in whole or in part at a price equal to the lower of (a) the closing trading price as of the most recent date on which at least 10,000 shares of such stock were traded or (b) the average closing trading price of the shares during the ninety day period immediately preceding the date of exercise. The Company agreed to reserve sufficient shares to meet the requirements of the options. The options became exercisable immediately and remain exercisable until April 15, 2007. At the option of Statesman, payment may be made by Statesman for exercise of the options, in whole or in part, in the form of a promissory note executed by Statesman, secured only by a pledge of the shares purchased, which promissory note will accrue interest for any quarter at the prime rate in effect on the last day of the quarter at Chase Manhattan Bank, with interest and principal payable in a balloon payment five years after the date of execution of the note, provided that if the Company's Board of Directors reasonably determines that exercising the options by delivery of a note would render the respective purchase of shares void or voidable, then the Board may require, as a condition to exercise of the options, that Statesman either (i) pay at least the par value

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 8.  STOCK OPTIONS/STOCK OPTION PLANS (CONTINUED)

         of the shares in cash (with the balance paid by delivery of a note) or
         (ii) provide acceptable collateral other than the shares themselves to secure payment of the note. The Company has determined that these options have no readily determinable fair value consistent with the provisions of SFAS No. 123. Therefore, the Company has not recognized any cost associated with the issuance of these options and net earnings per share for 1997 have not reflected any such costs.

         The Company has reserved 125,000 shares of its common stock for issuance upon exercise of incentive stock options under the 1984 Incentive Stock Option Plan. The plan provides that options must be granted within ten years after February 8, 1984, the effective date of the plan, must have not more than a ten year term and, in general, must be exercised during the optionee's employment. The exercise price must be equal to the fair market value of the common stock on the date of the grant. Subject to the limitations in the plan, an Employee Incentive Stock Option Plan committee of the Board of Directors determines the optionee, the number of shares covered by each option and the duration of each option. As of December 31, 1997 and 1996, options aggregating 50,000 shares had been granted, exercisable at prices of $1.31 to $1.75 per share.

         In addition, the Company has reserved 500,000 shares of common stock for issuance upon exercise of incentive stock options under the 1988 Incentive Stock Option Plan. The plan provides that no option is exercisable less than six months nor more than ten years from the grant date and, in general, must be exercised during the optionee's employment. The exercise price must be at least equal to the fair market value of the common stock on the date of the grant. Subject to limitations in the plan, a Personnel and Compensation Committee of the Board of Directors determines the optionee, the number of shares to be granted to each employee and the restrictions to be imposed upon each grant. As of December 31, 1997 and 1996, no options to purchase stock under this plan were outstanding. The Employment Agreement described in
         Note 10 provides for the issuance of options. Such options have not been issued by the Company.


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

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 9.  INCOME TAXES (CONTINUED)

         At December 31, 1997 and 1996, the Company's net deferred tax asset, utilizing a 34% effective tax rate, consists of:


                                                                         1997              1996
                                                                         ----              ----
         Deferred tax assets:
             Investment partnership earnings                       $  1,921,000       $  1,570,000
             Net operating loss carryforwards                        12,197,000         13,270,000
             Alternative minimum tax credits                            321,000            260,000
                                                                   ------------       ------------
         Total deferred tax assets before valuation allowance        14,439,000         15,100,000

         Valuation allowance                                        (14,439,000)       (15,100,000)
                                                                   ------------       ------------

               Net deferred tax asset                              $        -         $        -
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

         For regular federal income tax purposes, the Company has remaining net operating loss carryforwards of approximately $35,800,000. These losses can be carried forward to offset future taxable income and, if not utilized, will expire in varying amounts beginning in the year 2000. The Company's tax returns have not recently been examined by the Internal Revenue Service ("Service") and there is no assurance that the Service would not attempt to limit the Company's use of its net operating loss and tax credit carryforwards.

         For the years ended December 31, 1997, 1996 and 1995, the tax effect of net operating loss carryforwards reduced the current provision for regular federal income taxes by approximately $708,000, $1,030,000 and $1,150,000, respectively. At December 31, 1997, 1996 and 1995, the
         Company has provided $73,665, $226,388 and $70,000, respectively, for taxes, which relate to alternative minimum tax liabilities (See Note
         12).

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 10. EMPLOYMENT AGREEMENTS

         On June 3, 1997, Regency entered into an Employment Agreement with William R. Ponsoldt, Sr. pursuant to which he became the President and CEO of the Company. The Agreement provides for Mr. Ponsoldt to continue in these duties until his attainment of retirement age, provided that he may resign upon the provision of 30 days notice to the Company and further provided that Mr. Ponsoldt may be removed from office upon death or disability or for just cause. The Agreement provides for a base salary in annual installments, in advance, of $250,000 each, which salary is to be adjusted on January 1 of every year by any increase since the previous January 1 in the Consumer Price Index ("CPI") for All Urban Consumers, U.S. city average, as published by the U.S. Department of Labor Bureau of Labor Statistics. At December 31, 1997, approximately $104,000 of advance salary is included in other current assets in the consolidated balance sheet. As additional compensation, Mr. Ponsoldt is to receive an amount equal to 20% of the Company's increase in quarterly common stock net worth, which is defined to be the difference between (i) total shareholders' equity and (ii) any shareholders' equity accounts relating to preferred stock. At December 31, 1997, approximately $292,000 of additional compensation is included in accrued expenses in the consolidated balance sheet. The Company may elect to pay up to 50% of the additional compensation by the issuance of warrants to purchase the Company's common stock at a price equal to 50% of the average bid price for the Company's common stock for the calendar quarter for which the increased compensation is payable. The Agreement further provides for Mr. Ponsoldt to receive health and disability insurance ($100,000/year in the event of long term disability), an automobile allowance of $600/month (to be adjusted by increases in the CPI), and reimbursement of expenses. The Agreement provides that Mr. Ponsoldt will not compete with the Company for a two year period following the termination of his employment and provides for indemnification under certain circumstances. Any disputes between the Company and Mr. Ponsoldt under the Agreement are to be resolved through arbitration.

         On February 1, 1996, the Company entered into a written agreement ("Employment Agreement") with Gary K. Nuttall pursuant to which Mr. Nuttall was employed as the Company's President and Chief Executive Officer, in which capacities he served, until his removal on August 26, 1996. Mr. Nuttall's Employment Agreement provided for him to receive 233,334 shares of the Company's common stock. Mr. Nuttall also received a bonus in the amount of $350,000 in connection with the consummation of the $3.5 million loan the Company secured from Southern Indiana Properties, Inc. Mr. Nuttall's Employment Agreement with the Company provided for him to receive options to purchase 450,000 shares of the Company's common stock pursuant to the terms of the Company's 1988 Incentive Stock Option Plan, as described in Note 8, which options have not been issued by the Company, nor does the Company intend to issue such options in the future due to Mr. Nuttall's removal.


NOTE 11. RELATED PARTY TRANSACTIONS

         In 1996, Pamlyn Kelly, Ph.D., Interim President and a director of the Company, was paid $16,899 as a consultant for testing administered to candidates for the presidency of the Company.

         In 1997, 1996 and 1995, L. J. Horbach and Associates, of which L. J. Horbach, a director of the Company, is the sole owner, was compensated for services rendered in the amount of $36,000, $36,000 and $33,000, respectively, under an agreement to provide certain administrative services to the Company.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 12. CONTINGENCIES, RISKS AND UNCERTAINTIES

         The Company is subject to numerous contingencies, risks and uncertainties including, but not limited to, the following that could have a severe impact on the Company:

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

         (ii) The Company currently lacks the necessary infrastructure at the site of the Groveland Mine in order to permit the Company to make more than casual sales of the aggregate (See Note 1.G.).

         (iii) As of December 31, 1997, the Company was dependent upon the investment in Security Land and Development Company Limited Partnership and the operations of Rustic Crafts International, Inc. for a material portion of its cash flow and for a material portion of its reportable income.

         (iv) The investment activities of the Company do not, in and of themselves, generate sufficient cash flow to cover its corporate operating expenses.

         (v) An unsecured default in the Lease or sudden catastrophe to the Security office complex from uninsured acts of God or war could have a materially adverse impact upon the Company's investment in Security Land and Development Company Limited Partnership and, therefore, its financial position and results of operations (See Note 3).

         (vi) The failure of the Social Security Administration to renew its lease of the Security West Buildings upon its expiration on October 31, 2003 could have a materially adverse impact upon the Company's investment in Security Land and Development Company Limited Partnership.

         (vii) The Company has significant tax loss and credit carryforwards and no assurance can be provided that the Internal Revenue Service would not attempt to limit or disallow altogether the Company's use, retroactively and/or prospectively, of such carryforwards, due to ownership changes or any other reason. The disallowance of the utilization of the Company's net operating loss would severely impact the Company's financial position and results of operations due to the significant amounts of taxable income (generated by the Company's investment in Security) that has in the past been, and is expected in the future to be, offset by the Company's net operating loss carryforwards (See Note 9).


NOTE 13. LEASE COMMITMENTS

         The Company, through Rustic Crafts, leases a manufacturing facility through March 15, 2000. Base annual lease payments are approximately $55,200. The Company also leases office space through July 2002. Base annual lease payments are approximately $34,000.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 13. LEASE COMMITMENTS (CONTINUED)

         Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:


                   1998                              $  89,200
                   1999                                 89,200
                   2000                                 45,500
                   2001                                 34,100
                   2002                                 19,900
                                                        ------

                                                     $ 277,900
                                                     =========



NOTE 14. SUBSEQUENT EVENTS

         On March 25, 1998, Rustic Crafts purchased a building of 126,000 square feet on seven acres of land located at 40 Poplar Street, Scranton, Pennsylvania, for approximately $1.2 million. The financing for this purchase was provided to Rustic Crafts in part in the form of a first mortgage loan from PNC Bank in the amount of $960,000. Rustic Crafts plans to construct improvements to the building over the next few months and begin moving its manufacturing operation by mid year to this new facility. PNC Bank has provided a line of credit in the amount of $410,000 to fund the costs of these improvements. Management believes this new building will permit greater manufacturing capacity and efficiency and enable Rustic Crafts to service its current order backlog.

         On the date of acquisition of the new facility, a tenant was renting 23,000 square feet of a separate part of this facility at a base rent of $17,400 per year plus an allocable share of the real estate taxes. The Company intends to maintain this tenant relationship on an ongoing basis.

         On January 31, 1998, NRDC entered into a Sales Agreement with World Vision Entertainment, Inc. to make available five million tons of non-segregated previously mined and stockpiled aggregate rock for a purchase price of $1.026 per ton or a total purchase price of $5,131,247. World Vision Entertainment, Inc. has agreed to escrow 1,666,666 of their common shares and to pay $29,166 and seven monthly payments of $14,583 for a total of $131,247. World Vision Entertainment, Inc. has an option prior to October 24, 1998 within which to rescind this Sales Agreement, have the escrow shares returned to them, but forfeit the payments of $131,247, with no additional obligation to the Company. There is no assurance that World Vision Entertainment, Inc. will proceed with this Sales Agreement rather than elect to rescind.

                   REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 14. SUBSEQUENT EVENTS (CONTINUED)

         On January 31, 1998, NRDC entered into a non-binding Letter of Intent with the Chancellor Group, Inc. to transfer the stock of NRDC in exchange for $7,000,000 face value preferred shares of the Chancellor Group, Inc. The preferred shares would carry a seven percent dividend rate and be convertible at any time after 24 months from the date of issuance into the common stock of the Chancellor Group, Inc. The Chancellor Group, Inc. would have the option to redeem said preferred shares at any time prior to conversion at the stated face value. Management believes that it may be appropriate to distribute the stock of NRDC to the Regency shareholders prior to such an exchange of the NRDC stock for the preferred shares of the Chancellor Group, Inc. While the non-binding Letter of Intent outlines the terms of an exchange of the NRDC stock for the preferred shares of the Chancellor Group, Inc., there can be no assurance that such an exchange comes to fruition or that, if a definitive agreement is reached, it will provide for the same or similar economic terms.

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

         There has not been an annual meeting of the stockholders since August of 1988, and, accordingly, the sitting Directors have appointed persons to fill existing vacancies on the Board. Executive officers are elected annually by the Board of Directors or until their successors are duly elected and qualified. In connection with the NRDC Transaction, new directors were designated to fill eight vacant director positions to serve until elected at the next annual meeting of stockholders.

Following is a list of the names and addresses, ages, positions with the Company, principal occupation and periods of service of the directors and executive officers.




                                                POSITIONS AND OFFICES HELD AND PRINCIPAL OCCUPATIONS
NAME, ADDRESS (AGE)                             OR EMPLOYMENT DURING PAST FIVE YEARS
======================================================================================================

William R. Ponsoldt, Sr. (56)                   Director since June, 1996. Chairman of the Board of
729 South Federal Hwy., Suite 307, Stuart,      Directors since August, 1996. President and CEO since
Florida 34994                                   June, 1997. During the past five years, Mr. Ponsoldt
                                                has served as the portfolio manager for several hedge
                                                funds. Mr. Ponsoldt is the father of William R.
                                                Ponsoldt, Jr., a director of the Company.

Stephanie Carey (47)                            Director since July 1993. Ms. Carey is a principal and
West Bay Street                                 the Investment Manager for Managed Companies with
P.O. Box CB 10985                               Bradley Management (Bahamas) Limited. She is also a
Nassau, Bahamas                                 director of Regal Bahamas International Airways
                                                Limited.

Martin J. Craffey (60)                          Director since July 1993. From January 1988 until
58 Mainsail Drive                               December 31, 1993, Mr. Craffey was a real estate and
Patchogue, New York  11772                      business broker and contract vendee with Prudential
                                                Realty of Long Island, N.Y. Mr. Craffey is presently
                                                employed in seeking financing for and reorganizing
                                                real estate projects.


Larry J. Horbach (56)                           Director from 1987 to 1990, from 1992 to February 15,
1869 South 120th Street                         1994 and since November 16, 1994. Interim Secretary
Omaha, Nebraska 68144                           and Treasurer from July 1993 until his resignation
                                                effective February 15, 1994. Mr. Horbach has been
                                                Chairman of the Board, and Chief Executive Officer of
                                                Gateway Energy Corporation since June 1990. In
                                                addition, during the past five years, Mr. Horbach has
                                                been associated with L.J. Horbach & Associates.

Pamlyn Kelly, Ph.D. (54)                        Director since July 1993. Dr. Kelly is principal and
10 Winged Foot Drive                            Chief Executive Officer of Human Resource Concepts,
Novato, California  94949                       Novato, CA, a registered minority owned management
                                                consulting firm, and she has a private practice.


William R. Ponsoldt, Jr. (32)                   Director since July 1993. Mr. Ponsoldt is an attorney
770 S.W. Lighthouse Dr.,                        engaged in the private practice of law in Florida with
Palm City, Florida 34990                        the law firm of Warner, Fox, Seeley, Dungey & Sweet.
                                                Formerly, he was with Kohl, Metzter, Spotts, Ponsoldt
                                                & Tapper, P.A. Mr. Ponsoldt is the son of William R.
                                                Ponsoldt, Sr., a director of the Company.

Fredric R. Lowe (54)                            Director since October, 1997. Mr. Lowe has been
1345 Avenue of the Americas                     employed as a retail stock broker during the past five
21st Floor                                      years. For the past three years he has been employed
New York, New York 10105                        by Smith Barney and prior to that he was employed by
                                                its predecessor, Lehman Brothers.

Eunice M. Antosh (48)                           Secretary of the Company since February 25, 1994.
802 County Road AN@                             Prior to October, 1993, Mrs. Antosh was employed by
Yutan, Nebraska 68073                           L.J. Horbach & Associates, Inc. Since October, 1993,
                                                Mrs. Antosh has been employed by Gateway Energy
                                                Corporation.

         Each of Messrs. Ponsoldt, Jr. and Craffey, Dr. Kelly and Ms. Carey were appointed directors of the Company by Statesman as part of the closing of the NRDC Transaction on July 7, 1993. Each had an understanding with Statesman and/or the Company that as an inducement to accept their positions as directors he or she would receive certain consideration from Statesman and/or the Company. Ms. Carey received 100,000 shares of the Company's Common Stock from Statesman while Messrs. Ponsoldt, Jr. and Craffey and Dr. Kelly received options to purchase shares of the Company's Cumulative Senior Preferred $100 Series-C Stock as set forth on page 26 of this report.

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

         Item 405 Disclosure.

         None.

ITEM 11.  EXECUTIVE COMPENSATION.

         Summary Compensation Table.

         The following table sets forth the annual and long-term compensation during the last three years, of Pamlyn Kelly, Ph.D., William R. Ponsoldt, Sr. and Eunice M. Antosh, the only officers who received compensation during 1997.

                                             SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------------------------
                                      ANNUAL COMPENSATION                   LONG TERM COMPENSATION
                                                                     -----------------------------------------------

                                                                                    AWARDS                  PAYOUTS
                           -------------------------------------------  ----------------------------------------------  ----------
   (A)             (B)        (C)            (D)             (E)                (F)               (G)          (H)          (I)
====================================================================================================================================
                                                          Other
                                                          Annual            Restricted      Securities
Name and                                                  Com               Stock           Underlying                    All Other
Principal                                                 pensa-            Award(s)        Options/       LTIP           Compen-
Position           Year    Salary ($)     Bonus ($)       tion ($)          ($)             SARs (#)       Payouts ($)    sation $
------------------------------------------------------------------------------------------------------------------------------------
William R.         1997     250,000(1)    292,500(2)       5,700              -0-(3)              -0-          -0-           -0-
Ponsoldt,Sr.,      1996        -0-          -0-             -0-               -0-                 -0-          -0-           -0-
Chairman,          1995        -0-          -0-             -0-               -0-                 -0-          -0-           -0-
President & CEO
------------------------------------------------------------------------------------------------------------------------------------

---------------

   1 Mr. Ponsoldt's salary is to be adjusted on January 1 of every year by any increase since the previous January 1 in the Consumer price Index (ACPI@) for All Urban Consumers, U.S. city average, as published by the U.S. Department of Labor Bureau of Labor
Statistics.

   2 Under the terms of Mr. Ponsoldt's Employment Agreement dated June 3, 1997, he is entitled to receive as additional compensation an amount equal to 20% of the Company's increase in quarterly common stock net worth, which is defined to be the difference between (i) total shareholders= equity and (ii) any shareholders= equity accounts relating to preferred stock.

   3 Pursuant to an Agreement dated June 3, 1997 between the Company and Statesman Group, Inc., which agreement provided for the release of Mr. Ponsoldt to assume the offices of President and CEO of the Company, 466,667 shares of the Company's $0.40 p.v. Common
Stock were issued to Statesman at a value of $233,333.

------------------------------------------------------------------------------------------------------------------------------------
                                      ANNUAL COMPENSATION                   LONG TERM COMPENSATION
                                                                     -------------------------------------------------

                                                                                    AWARDS                  PAYOUTS
                           -------------------------------------------------------------------------------------------   ----------
   (A)             (B)        (C)            (D)             (E)                (F)               (G)          (H)          (I)
====================================================================================================================================
Pamlyn             1997      30,000           -0-          2,300(4)           -0-                 -0-          -0-           -0-
Kelly, Ph.D.       1996      14,000           -0-            -0-              -0-                 -0-          -0-           -0-
President          1995        -0-            -0-            -0-              -0-                 -0-          -0-           -0-
------------------------------------------------------------------------------------------------------------------------------------
Eunice M.          1997      12,000           -0-            -0-              -0-                 -0-          -0-           -0-
Antosh,            1996      12,000           -0-            -0-              -0-                 -0-          -0-           -0-
Secretary          1995      11,000           -0-            -0-              -0-                 -0-          -0-           -0-
------------------------------------------------------------------------------------------------------------------------------------
Gary K. Nuttall,   1997        -0-            -0-            -0-              -0-                 -0-          -0-           -0-
President          1996      56,062         350,000         -0-            102,154(5)             -0-          -0-           -0-
                   1995        -0-            -0-            -0-              -0-                 -0-          -0-           -0-
------------------------------------------------------------------------------------------------------------------------------------
Craig R.           1997        -0-            -0-            -0-              -0-                 -0-          -0-           -0-
Grossman,          1996      25,000           -0-            -0-              -0-                 -0-          -0-           -0-
President          1995                       -0-            -0-              -0-                 -0-          -0-           -0-
====================================================================================================================================


---------------

     4 Consisting of $2,000 paid to Dr. Kelly for attendance at directors= meetings and $300 paid to her for contract services.

     5 As of December 31, 1996, Mr. Nuttall held 233,334 shares of the Company's $0.40 p.v. Common Stock that had been issued to him pursuant to the Employment Agreement with the Company entered into on February 1, 1996. One half of the total number of shares
(466,667 shares) issued to Mr. Nuttal have been deemed forfeited under the terms of the Employment Agreement. Based on the closing price for the Company's unrestricted Common Stock on December 31, 1996, the 233,334 shares deemed outstanding to Mr. Nuttal had a year end value of $102,154. The Company has no present intention to pay dividends upon its $0.40 p.v. Common Stock.

STOCK OPTIONS.

         The Option/SAR Grants Table is omitted as there were no individual grants of stock options (whether or not in tandem with SARs) nor freestanding SARs made during the last completed fiscal year to any of the named executive officers.

         The Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values table is omitted as there were no exercise of stock options (nor tandem SARs) nor freestanding SARs during the last completed fiscal year by any of the named executive officers.

         Stock Options Granted to Statesman Group, Inc.

         Pursuant to an Agreement dated June 3, 1997, as amended and restated on March 24, 1998, Statesman Group, Inc. was granted options to purchase 6.1 million shares of Common Stock. Statesman owned approximately 25% of the Company's outstanding common stock prior to the issuance of these options. The options were issued to Statesman in order to secure the release of Mr. William
R. Ponsoldt, Sr. to serve as President and Chief Executive Officer of the Company and pursuant to the Amended and Restated Agreement between the Company and Statesman (Exhibit 10.2 to this report), until their date of expiration, the options shall be exercisable at any time in whole or in part at a price equal to the lower of (a) the closing trading price as of the most recent date on which at least 10,000 shares of such stock were traded, or (b) the average closing trading price of the shares during the ninety day period immediately preceding the date of exercise. The Company agreed to reserve sufficient shares to meet the requirements of the options. The options became exercisable immediately and remain exercisable until April 15, 2007. At the option of Statesman, payment may be made by Statesman for exercise of the options, in whole or in part, in the form of a promissory note executed by Statesman, secured only by a pledge of the shares purchased, which promissory note will accrue interest for any quarter at the prime rate in effect on the last day of the quarter at Chase Manhattan Bank, with interest and principal payable in a balloon payment five years after the date of execution of the note, provided that if the Company's Board of Directors reasonably determines that exercising the options by delivery of a note would render the respective purchase of shares void or voidable, then the Board may require, as a condition to exercise of the options, that Statesman either (i) pay at least the par value of the shares in cash (with the balance paid by delivery of a note), or (ii) provide acceptable collateral other than the shares themselves to secure payment of the note. The Company received no cash consideration with respect to the issuance of the securities to Statesman, no commissions were paid, and no underwriter was involved. The options granted to Statesman have no readily determinable value and, therefore, the Company has not recognized any costs associated with the issuance of these options.

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

         At a meeting of the Board of Directors of Regency held on October 10, 1997, the Board approved, subject to its adoption by the shareholders of the Company, a compensation plan for directors providing for (i) an annual retainer for independent directors of $10,000, payable one-half in cash and one-half in the Common Stock of the Company, (ii) a fee of $125/hour, with a two hour minimum, for attendance at each meeting of the Board or committee thereof, and
(iii) an award of an option to each independent director for the purchase of 10,000 shares of the Company's Common Stock. As of the date of this report, this compensation plan had not been submitted to the shareholders of the Company and had not been implemented.

         Other Arrangements. There were no other arrangements pursuant to which any director of Regency Affiliates, Inc. was compensated during the Company's last completed fiscal year for services provided as a director, although Pamlyn Kelly, Ph.D. was paid $300 for contract services and Martin J. Craffey was paid $4,500 for consulting services provided to Rustic Crafts International, Inc., a wholly owned subsidiary of Regency.

         Employment Contracts, Termination of Employment and Change in Control Arrangements.

         On February 1, 1996, the Company entered into a written employment agreement with Gary K. Nuttall pursuant to which Mr. Nuttall was employed as the Company's President and Chief Executive Officer. Mr. Nuttall's agreement called for him to receive 466,667 shares of the Company's $0.40 p.v. Common Stock upon execution, 233,333 of which have been deemed forfeited by Mr. Nuttall under the terms of his agreement with the Company. During his employment with the Company, Mr. Nuttall was to receive base compensation in the amount of $3,000 payable semi-monthly, a cash flow bonus equal to 20% of eligible cash flow, payable in cash or in warrants to purchase the Company's $0.40 p.v. Common Stock, at the option of the Company, and certain other benefits. Mr. Nuttall was also to receive a bonus equal to 10% of any financing secured solely by the Company's investment in Security Land And Development Company Limited Partnership. The agreement also provided for a grant of options to purchase 450,000 shares of the Company's $0.40 p.v. Common Stock pursuant to the terms of the Company's 1988 Incentive Stock Option Plan, none of which are intended to be issued by the Company. The agreement provided for the option price to be the greater of 50% of the average of the bid price for the Company's $0.40 p.v. Common Stock during the week ending December 1, 1995 or the par value of the stock at the date of the grant.

         Mr. Nuttall was removed as the Chairman of the Board, President and Chief Executive Officer of the Company on August 26, 1996. Pamlyn Kelly, Ph.D. was elected interim President to serve until her successor was elected by the Board of Directors.

         On June 3, 1997, Regency entered into an Employment Agreement with William R. Ponsoldt, Sr. pursuant to which he became the President and CEO of the Company. The Agreement provides for Mr. Ponsoldt to continue in these duties until his attainment of retirement age, provided that he may resign upon 30 days notice to the Company and further provided that Mr.
Ponsoldt may be removed from office upon death or disability or for just cause. The Agreement provides for a base salary in annual installments, in advance, of $250,000 each, which salary is to be adjusted on January 1 of every year by any increase since the previous January 1 in the Consumer Price Index ("CPI") for All Urban Consumers, U.S. city average, as published by the U.S. Department of Labor, Bureau of Labor Statistics. As additional compensation, Mr. Ponsoldt is to receive an amount equal to 20% of the Company's increase in quarterly common stock net worth, which is defined to be the difference between (i) total shareholders' equity and (ii) any shareholders' equity accounts relating to preferred stock. The Company may elect to pay up to 50% of the additional compensation by the issuance of warrants to purchase the Company's Common Stock at a price equal to 50% of the average bid price for the Company's Common Stock for the calendar quarter for which the increased compensation is payable. The Agreement further provides for Mr. Ponsoldt to receive health and disability insurance (with a benefit of $100,000/year payable in the event of long term disability), an automobile allowance of $600/month (to be adjusted by increases in the CPI), and reimbursement of expenses. The Agreement provides that Mr. Ponsoldt will not compete with the Company for a two year period following the termination of his employment and provides for indemnification under certain circumstances. Any disputes between the Company and Mr. Ponsoldt under the Agreement are to be resolved through arbitration.

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

         To the best of the Company's knowledge, the only beneficial owners of more than five percent of Regency's voting securities as of February 28, 1997 are listed below:


                                                                   AMOUNT AND NATURE
                                                                   -----------------
                                  NAME AND ADDRESS OF                OF BENEFICIAL             PERCENT OF
                                  -------------------                -------------             ----------
     TITLE OF CLASS                BENEFICIAL OWNER                    OWNERSHIP                  CLASS
     --------------                ----------------                    ---------                  -----

Regency Affiliates, Inc.         Statesman Group, Inc.                3,126,377(6)                25.1%
$0.40 p.v. Common Stock          King & George Streets
                                    Nassau, Bahamas

Transcontinental Drilling        Statesman Group, Inc.                   250(7)                    20%
Company, Inc. $1.00 p.v.         King & George Streets
Common Stock                        Nassau, Bahamas

-----------------

    6 The nature of beneficial ownership is sole investment power and sole voting power as to all shares listed.

    7 The nature of beneficial ownership is sole investment power and sole voting power as to all shares listed.



         Statesman Group, Inc. is an international business corporation organized under the laws of the Bahamas. Statesman's principal business is the making of investments in the United States and elsewhere. Both its principal business and principal office are located at King & George Streets, Nassau, Bahamas. The William R. Ponsoldt, Sr. Irrevocable Trust dated April 15, 1991 is the controlling person of Statesman. The William R. Ponsoldt Sr. Trust is an irrevocable trust for the benefit of William R. Ponsoldt, Jr., a director of the Company, Tracey A. Ponsoldt, now married and sometimes known as Tracey A. Powers, and Christopher J. Ponsoldt, all children of William R. Ponsoldt, Sr. The acting trustees of the William R. Ponsoldt, Sr. Irrevocable Trust dated April 15, 1991, have the sole right to control the disposition of and vote the Regency securities acquired by Statesman and, through the designation of eight members of the Board of Directors to fill the existing vacancies on the Board of Directors, the right to vote the irrevocable proxies over Regency Common Stock delivered to a proxy committee of the Board of Directors pursuant to the terms of the NRDC Transaction.

         Security ownership of management.

         The following table sets forth as of December 31, 1997 the number of shares of Regency's $0.40 p.v. Common Stock beneficially owned by each director and by all executive officers and directors of Regency as a group as of such date. Unless otherwise indicated, each person has sole voting and investment powers with respect to the shares indicated.


                                  NAME OF BENEFICIAL           AMOUNT AND NATURE OF
                                  ------------------           --------------------
TITLE OF CLASS                           OWNER                 BENEFICIAL OWNERSHIP       PERCENT OF CLASS
--------------                           -----                 --------------------       ----------------

Regency Affiliates, Inc.           Larry J. Horbach                  375,204(8)                    3.1%
$0.40 p.v. Common Stock

Regency Affiliates, Inc.           Eunice M. Antosh                   62,345                        .5%
$0.40 p.v. Common Stock

Regency Affiliates, Inc.           All officers and                  437,549                       3.6%
$0.40 p.v. Common Stock            directors as a group
                                   (8 individuals)

--------------------------

   8 An irrevocable proxy with respect to these shares, so long as the shares are held by Mr. Horbach, was given to a proxy committee of the Board of Directors as part of the NRDC Transaction.


Cumulative Senior Preferred $100 Series-C Stock

         As of December 31, 1997 certain members of the Board of Directors of Regency Affiliates, Inc. held warrants to purchase Cumulative Senior Preferred $100 Series-C Stock from Statesman Group, Inc., as follows: William R. Ponsoldt, Jr. (warrants to purchase 1,000 shares); Pamlyn Kelly, Ph.D. (warrants to purchase 1,000 shares); and Martin J. Craffey (warrants to purchase 1,000 shares).

Series-D Junior Preferred Stock - $10 Stated Value

         Larry J. Horbach holds 1,238 shares of the Series-D Junior Preferred Stock - $10 Stated Value over which he has sole voting power and sole investment power.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Transactions with management and others.

         Reference is made to Part III, Item 10, page 18 of this report for a description of certain transactions with L.J. Horbach & Associates, Inc.

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


SUBSEQUENT EVENTS

         On January 31, 1998, NRDC entered into a nonbinding Letter of Intent with the Chancellor Group, Inc. to transfer the stock of NRDC in exchange for $7,000,000 face value preferred shares of the Chancellor Group, Inc. The preferred shares would carry a 7% dividend rate and be convertible at any time after 24 months from the date of issuance into the common stock of the Chancellor Group, Inc. The Chancellor Group, Inc. would have the option to redeem said preferred shares at any time prior to conversion at the stated face value. Management believes that it may be appropriate to distribute the stock of NRDC to the Regency shareholders prior to such an exchange of the NRDC stock for the preferred shares of the Chancellor Group, Inc. While the nonbinding Letter of Intent outlines the terms of an exchange of the NRDC stock for the preferred shares of the Chancellor Group, Inc., there can be no assurance that such an exchange will come to fruition or that, if a definitive agreement is reached, it will provide for the same or similar economic terms.

         On January 31, 1998, NRDC entered into a Sales Agreement with World Vision Entertainment, Inc. ("WVE") to make available 5 million tons of nonsegregated previously mined and stockpiled aggregate rock for a purchase price of $1.026 per ton or a total purchase price of $5,131,247. WVE agreed to escrow 1,666,666 of their common shares and to pay $29,166 and seven monthly payments of $14,583 for a total of $131,247. WVE has an option to rescind this Sales Agreement until October 24, 1998, but forfeit the payment of $131,247. WVE has previously paid $58,332 under the Sales Agreement and is current in its obligations, but there is no assurance that WVE will proceed with the Sales Agreement rather than elect to rescind.

         On March 25, 1998 Rustic Crafts purchased a 126,000 square foot building on seven acres of land located at 40 Poplar Street, Scranton, Pennsylvania, for approximately $1.2 million. The financing for this purchase was provided to Rustic Crafts in part in the form of a first mortgage loan from PNC Bank in the amount of $960,000. Rustic Crafts plans to construct improvements to this new building over the next few months and begin moving its manufacturing operations to this new facility by mid year. PNC Bank has provided a line of credit in the amount of $410,000 to fund the costs of these improvements. Management believes this new building will permit greater manufacturing capacity and efficiency and enable Rustic Crafts to service its current order backlog.

         On the date of acquisition of the building a tenant was renting 23,000 square feet of space in the building at a base rent of $17,400 per year plus an allocable share of the real estate taxes. The company intends to maintain this tenant relationship on an ongoing basis. Also, the prior owner of the building is now renting 28,000 square feet at $3,500 per month on a month-to-month basis. Management believes that the prior owner will continue renting on this basis for a few more months and management then intends to relet this 28,000 square feet to another tenant.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            REGENCY AFFILIATES, INC.
                       ----------------------------------
                                  (Registrant)




April 14, 1998                         By: /s/William R. Ponsoldt, President
--------------                            ----------------------------------
Date                                       William R. Ponsoldt, President


                                       By: /s/ Douglas F. Long
                                           ----------------------------------
                                           Douglas F. Long, CFO


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


DATE                                        SIGNATURE AND TITLE
----                                        -------------------

April 14, 1998                         By: /s/William R. Ponsoldt,
--------------                             ----------------------------------
Date                                       William R. Ponsoldt, President


April 14, 1998                             /s/Eunice Antosh
--------------                             ----------------------------------
Date                                       Eunice Antosh, Secretary


April 14, 1998                             /s/ Stephanie Carey
--------------                             ----------------------------------
Date                                       Stephanie Carey,
                                           Director


April 14, 1998                             /s/ Martin J. Craffey
--------------                             ----------------------------------
Date                                       Martin J. Craffey,
                                           Director

April 14, 1998                             /s/ Larry J. Horbach
--------------                             ----------------------------------
Date                                       Larry J. Horbach,
                                           Director


April 14, 1998                             /s/ Pamlyn Kelly, Ph.D.
--------------                             ----------------------------------
Date                                       Pamlyn Kelly, Ph.D.,
                                           Director


April 14, 1998                             /s/ William R. Ponsoldt, Sr.
--------------                             ----------------------------------
Date                                       William R. Ponsoldt, Sr.,
                                           Director



April 14, 1998                             /s/ William R. Ponsoldt, Jr.
--------------                             -----------------------------
Date                                       William R. Ponsoldt, Jr.,
                                           Director



April 14, 1998                             /s/ Fredric R. Lowe
--------------                             ----------------------------------
Date                                       Fredric R. Lowe,
                                           Director


                                INDEX TO EXHIBITS

     Exhibit No.           Description of Document
     -----------           -----------------------

       1(a)                Agreement For Acquisition among Regency Affiliates, Inc., Statesman
                           Group, Inc., and National Resource Development Corporation, as
                           amended, and incorporated herein by reference

       1(b)                Irrevocable Proxies over 855,991 shares of Regency's $0.40 par value
                           Common Stock, and incorporated herein by reference

       1(c)                National Resource Development Corporation Assignment and Assumption
                           Agreement, and incorporated herein by reference

       1(d)                Security Land And Development Company Limited Partnership Agreement,
                           as amended, filed as Exhibit 1(a) to Registrant's Annual Report on
                           Form 10-K for the year ended December 31, 1994, and incorporated herein by reference

       1(e)                Letter Agreement dated November 17, 1994 between TCG Management
                           Corporation and Regency Affiliates, Inc.,, filed as Exhibit 1(b) to
                           Registrant's Annual Report on Form 10-K for the year ended December
                           31, 1994, and incorporated herein by reference

       1(f)                Security Land And Development Company Limited Partnership Irrevocable
                           Written Instruction Concerning Payments From Escrow Fund, filed as
                           Exhibit 1(c) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference

       1(g)                Audited financial statement for Security Land And Development Company
                           Limited Partnership, filed as Exhibit 1(d) to Registrant's Annual
                           Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference

       3(a)                Certificate of Incorporation of Registrant filed at Exhibit 6.1 to
                           Registrant's Registration Statement on Form S-14, Registration No.
                           2-66923 1 (a), page E-1 Agreement For Acquisition among Regency
                           Affiliates, Inc., Statesman Group, Inc., and National Resource
                           Development Corporation, as amended, and incorporated herein by reference

       3(b)                Certificate of Amendment of Certificate of Incorporation of Registrant
                           filed at Exhibit 3.2 to Registrant's Annual Report on Form 10-K, and
                           incorporated herein by reference

       3(c)                Certificate of Amendment of Certificate of Incorporation filed
                           February 15, 1988, and incorporated herein by reference

       3(d)                By-laws of Registrant filed at Exhibit 3.4 to Registrant's
                           Registration Statement on Form S-1, Registration No. 2-86906, and
                           incorporated herein by reference

       4                   Certificate of Designation - Series A Cumulative $10 Convertible
                           Preferred Stock, $.10 par value, filed as Exhibit to Form 8-K dated
                           June 19, 1989, and incorporated herein by reference

       4(a)                Restated Certificate of Designation Series A $10 Convertible Preferred
                           Stock, $.10 par value filed as Exhibit to Form 10-K dated June 7, 1993 and incorporated herein by reference

       4(b)                Certificate of Designation - Series B Preferred Stock, $10 Stated
                           Value, $.10 Par Value filed as Exhibit to Form 10-K dated June 7, 1993 and incorporated herein by reference

       4(c)                Certificate of Designation - Series C Preferred Stock, $100 Stated
                           Value, $.10 Par Value filed as Exhibit to Form 10-K dated June 7, 1993 and incorporated herein by reference

       4(d)                Certificate of Designation - Series D Junior Preferred Stock, $10
                           Stated Value, $.10 Par Value filed as Exhibit to Form 10-K dated June
                           7, 1993 and incorporated herein by reference

       4(e)                Certificate of Designation, Preferences and Rights of Cumulative
                           Senior Preferred Stock $100, Series C and incorporated herein by reference

       4(f)                Specimen of Certificate representing Cumulative Senior Preferred Stock
                           $100, Series C and incorporated herein by reference

       4(g)                Specimen of Certificate representing Warrants and incorporated herein by reference

       4(h)                Restated Certificate of Designation of Preferences and Rights of
                           Cumulative Senior Preferred $100, Series-C Stock, filed as Exhibit

                           4(a) to Registrant's Annual Report on Form 10-K for the year ended
                           December 31, 1994, and incorporated herein by reference

       4(i)                Certificate of Designation of Preferences and Rights of Cumulative
                           Contingent Convertible Senior Preferred $100, Series-E Stock, filed as
                           Exhibit 4(b) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference

       4(j)                Specimen Certificate for Cumulative Contingent Convertible Senior
                           Preferred $100, Series-E Stock, filed as Exhibit 4(c) to Registrant's
                           Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference

       4(k)                Certificate of Designation - Series C Preferred Stock, $100 Stated
                           Value, $.10 Par Value filed as Exhibit 4.1 to Registrant's Annual
                           Report on Form 10-K for the year ended December 31, 1995 at page E-1, and incorporated herein by reference

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

       10                  1984 Incentive Stock Option filed as exhibit to Registrants' 1984
                           Proxy Statement, and incorporated herein by reference

       10(a)               Agreement For Acquisition among Regency Affiliates, Inc., Statesman
                           Group, Inc., and National Resource Development Corporation filed as
                           Exhibit to Form 10-K dated June 7, 1993 and incorporated herein by reference

       10(b)               Agreement between Regency Affiliates, Inc. and Edward G. Harshfield, as amended and incorporated herein by reference

       10(c)               Agreement dated July 25, 1994 between Edward G. Harshfield and Regency
                           Affiliates, Inc., filed as Exhibit 10(a) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

       10(d)               Agreement dated July 21, 1994 between Gary F. Spahn and Regency
                           Affiliates, Inc., filed as Exhibit 10(b) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

       10(e)               Letter Agreement dated February 7, 1995 between L.J. Horbach &
                           Associates, Inc., filed as Exhibit 10(c) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

       10(f)               Agreement executed February 1, 1996 between Gary K. Nuttall and
                           Regency Affiliates, Inc. filed as Exhibit 10.1 to Registrant's Annual
                           Report on Form 10-K for the year ended December 31, 1995 at page E-12, and incorporated herein by reference

       10(g)               Credit Agreement and Collateral Assignment, Pledge and Security
                           Agreement dated June 21, 1996 between the Company and Southern Indiana
                           Properties, Inc. filed as Exhibit Exhibits 10(a) and 10(b) to the
                           Registrant's Quarterly Report on Form 10-Q for the quarter ended June
                           30, 1996 at page E-1, and incorporated herein by reference.

       10(h)               Employment Agreement dated June 3, 1997, between Regency Affiliates,
                           Inc. and William R. Ponsoldt, Sr., and Agreement dated June 3, 1997, between Regency Affiliates, Inc. and Statesman Group, Inc. filed as
                           Exhibits 10(a) and (b) to the Registrant's report on Form 8-K dated
                           June 13, 1997, and incorporated herein by reference.

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


                           EXHIBITS FILED HEREWITH:

EXHIBIT NO.                DESCRIPTION OF DOCUMENT
-----------                -----------------------

       10.1, page E-1      Asset Purchase and Sale Agreement dated February 27, 1997, between Rustic Crafts Co., Inc. and certain individuals, as Sellers, and Regency Affiliates, Inc., as Purchaser, and Assignment and
                           Assumption of Purchase Agreement dated March 17, 1997, between Regency
                           Affiliates, Inc., and Rustic Crafts International, Inc.

       10.2, page E-36     Amended and Restated Agreement Between Regency Affiliates,
                           Inc. and the Statesman Group dated March 24, 1998.

       21.1, page E-44     Schedule of Registrant's Subsidiaries


       27.1, page E-45                  Financial Data Schedule


       99.1, page E-46                  Audited financial statement for Security Land And Development
                                        Company Limited Partnership


