Form 10-Q
period 1998-03-31
REGENCY AFFILIATES INC
filed 1998-05-20
CIK 99249

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



         FOR THE QUARTER ENDED March 31, 1998 COMMISSION FILE NO. 1-7949
                               --------------                     -------


                            REGENCY AFFILIATES, INC.
                            ------------------------
             (Exact Name Of Registrant As Specified In Its Charter)

         Delaware                                            72-0888772
         --------                                            ----------
 (State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                          Identification Number)

729 South Federal Hwy., Ste. 307, Stuart, FL                  34994
(Address of principal executive offices)                     (Zip Code)

10842 Old Mill Road #5B, Omaha, Nebraska                     68154
(Address of administrative offices)                          (Zip Code)

      Registrant's Telephone Number (executive office) including Area Code:
                                 (561) 220-7662
                                 --------------

 Registrant's Telephone Number (administrative office), including Area Code:
                                 (402) 330-8750
                                 --------------

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

$.40 Par Value Common Stock- 12,440,089 shares as of March 31, 1998.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements................................................3

Item 2.  Management's  Discussion  and  Analysis  of  Financial Condition
         and Results of Operations...........................................16


PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings...................................................19

Item 2.  Changes in Securities...............................................19

Item 3.  Defaults Upon Senior Securities.....................................19

Item 4.  Submission of Matters to a Vote of Security Holders.................19

Item 5.  Other Information...................................................19

Item 6.  Exhibits and Reports on Form 8-K....................................19

REGENCY AFFILIATES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


         The following pages contain the information required by Part I, Item 1.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET




                                              MARCH 31, 1998         DECEMBER 31,
                                              --------------         ------------
ASSETS                                          (UNAUDITED)               1997
                                                                          ----
CURRENT ASSETS
 Cash and cash equivalents                      $   217,502          $   252,354
 Accounts receivable                                239,575              581,585
 Inventory                                          591,615              536,150
 Other current assets                               253,545              120,891
                                                -----------          -----------

         Total current assets                     1,302,237            1,490,980
                                                -----------          -----------

INVESTMENTS
 Partnership investment                          12,926,340           11,951,819
 Rental property                                    111,731              113,217
                                                -----------          -----------

         Total investments, Net                  13,038,071           12,065,036
                                                -----------          -----------

PROPERTY, PLANT AND EQUIPMENT, Net                1,418,443              140,182

OTHER ASSETS
 Aggregate inventory                                848,937              848,937
 Goodwill and intangibles, net                      673,460              677,248
 Other                                              135,754              210,146
                                                -----------          -----------

         Total other assets                       1,658,151            1,736,331
                                                -----------          -----------

                                                $17,416,902          $15,432,529
                                                ===========          ===========











   The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET



                                                                                           MARCH 31,1998            DECEMBER 31,
                                                                                           -------------            ------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                                        (UNAUDITED)                1997

CURRENT LIABILITIES
 Current portion of long-term debt                                                        $    985,072           $    925,040
 Note payable                                                                                  300,000                140,000
 Accounts payable                                                                              333,152                256,465
 Accrued expenses                                                                              480,244                424,401
                                                                                          ------------           ------------

             Total current liabilities                                                       2,098,468              1,745,906
                                                                                          ------------           ------------

LONG-TERM DEBT                                                                               5,168,249              4,031,060
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                                  97,453                 94,555
SERIAL PREFERRED STOCK SUBJECT TO MANDATORY
REDEMPTION (liquidation preference and redemption value $256,700
  in 1998 and 1997)                                                                            223,787                219,300

SHAREHOLDERS' EQUITY
 Serial preferred stock not subject to mandatory redemption (maximum liquidation
 preference $24,921,400 in 1998 and 1997)                                                    1,052,988              1,052,988

 Common stock, par value $.40, authorized 25,000,000 shares issued and outstanding 12,440,089 and 12,435,089 shares in 1998 and 1997,
 respectively  (net of 17,460 treasury shares)                                               4,966,529              4,963,729

 Additional paid in capital                                                                    221,600                221,600

 Readjustment resulting from quasi-reorganization at December 31, 1987                      (1,670,596)            (1,670,596)

 Retained earnings                                                                           5,258,424              4,773,987
                                                                                          ------------           ------------

         Total shareholders' equity                                                          9,828,945              9,341,708
                                                                                          ------------           ------------

                                                                                          $ 17,416,902           $ 15,432,529
                                                                                          ============           ============






   The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)


                                                                                           1998                1997
                                                                                           ----                ----

NET SALES                                                                               $ 631,832           $ 117,000

COSTS AND EXPENSES
 Cost of goods sold                                                                       425,262              65,500
 Selling and administrative                                                               451,398             139,900
 Other                                                                                      - 0 -              21,200
                                                                                        ---------           ---------

INCOME (LOSS) FROM OPERATIONS                                                            (244,828)           (109,600)

INCOME FROM EQUITY INVESTMENT IN
PARTNERSHIP                                                                               974,521             853,400

INTEREST INCOME                                                                             8,288              25,400

INTEREST EXPENSE                                                                         (213,621)           (189,000)
                                                                                        ---------           ---------

INCOME BEFORE INCOME TAX EXPENSE
AND MINORITY INTEREST                                                                     524,360             580,200

INCOME TAX EXPENSE                                                                        (17,300)            (11,100)

MINORITY INTEREST                                                                         (10,101)              1,600
                                                                                        ---------           ---------

NET INCOME                                                                              $ 496,959           $ 570,700
                                                                                        =========           =========

NET INCOME APPLICABLE TO COMMON STOCK (after accrued preferred stock dividends of $8,035 in 1998 and $15,800 in 1997, and preferred stock accretion
of $4,487 in 1998 and $8,100 in 1997.)                                                  $ 484,437           $ 546,800
                                                                                        =========           =========

NET INCOME PER SHARE
   Basic                                                                                $     .04           $     .05
                                                                                        =========           =========
   Fully diluted                                                                        $     .03           $     .04
                                                                                        =========           =========

   The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)


                                                                                               1998                  1997
                                                                                               -----                 ----

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                                                              $    496,959          $      570,700
 Adjustments to reconcile net income to net cash used by operating activities:
   Minority interest                                                                           10,101                  (1,600)
   Stock issued in lieu of cash compensation                                                    2,800                   - 0 -
   Income from equity investment in partnership                                              (974,521)               (853,400)
   Interest amortization on long-term debt                                                    199,554                 184,700
   Depreciation and amortization                                                               29,102                  10,100
   Changes in operating assets and liabilities:
     Accounts receivable                                                                      342,010                  79,000
     Inventory                                                                                (84,442)                (66,000)
     Other current assets                                                                    (103,677)                (61,800)
     Other assets                                                                               1,068                 (28,600)
     Accounts payable                                                                          76,687                   8,000
     Accrued expenses                                                                          55,843                (223,200)
                                                                                          -----------           -------------
        Net cash from (used by) operating activities                                           51,484                (382,100)
                                                                                          -----------           -------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of business, net of $13,500 cash acquired                                           -0-               (1,086,500)
  Capital expenditures                                                                     (1,226,043)                (65,500)
                                                                                           ----------           -------------
      Net cash from (used by) investing activities                                          1,226,043              (1,152,000)
                                                                                           ----------           -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term borrowings                                                         300,000                  - 0 -
  Payments of short-term borrowings                                                          (140,000)                 - 0 -
  Proceeds from long-term borrowings                                                          997,667                  - 0 -
  Other                                                                                        (9,925)                 - 0 -
  Dividends paid                                                                               (8,035)                (15,800)
                                                                                           ----------           -------------
     Net cash from (used by) financing activities                                           1,139,707                 (15,800)
                                                                                           ----------           -------------

DECREASE IN CASH                                                                              (34,852)             (1,549,900)
CASH-BEGINNING                                                                                252,354               2,303,700
                                                                                           ----------           -------------
CASH-ENDING                                                                               $   217,502           $     753,800
                                                                                           ==========           =============


   The accompanying notes are an integral part of these financial statements.



Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Income taxes                                                                        2,500          30,000
Supplemental disclosure of noncash investing and financing
activities:

 In 1997, the Company issued 100,000 shares of common stock in connection with the acquisition of the assets of Rustic Crafts Co., Inc.

 In 1997 265.5 shares of Series E preferred stock were converted into 60,000 shares of the Company's common stock.

 In 1998 the Company issued 5,000 shares of treasury stock as compensation for services rendered.




















   The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.           BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                  POLICIES

 A. Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1997.

 B. Principles of Consolidation - The consolidated financial statements include the accounts of Regency Affiliates, Inc. (the "Company"), its wholly-owned subsidiary, Rustic Crafts International, Inc. ("RCI") (see
         Note 5) and its 80% owned subsidiaries National Resource Development Corporation ("NRDC"), Transcontinental Drilling Company ("Drilling") and RegTransco, Inc. ("RTI"). All significant intercompany balances and transactions have been eliminated in consolidation.

 C. Earnings Per Share - Basic earnings per share are computed by dividing net income attributable to common shareholders (net income less preferred stock dividend requirements and periodic accretion) by the weighted average number of common shares outstanding during the relevant period. Diluted earnings per share computations assume the conversion of Series E, Series B, and Junior Series D preferred stock during the period that the preferred stock issues were outstanding. If the result of these assumed conversions is dilutive, the dividend requirements and periodic accretion for the preferred stock issues are reduced.

D. Inventory - Inventories are stated at the lower of cost or market using the first-in, first-out method ("FIFO"). Inventory is comprised of the following at March 31, 1998:


                  Raw materials and supplies                       $  145,586
                  Work in process                                      86,370
                  Finished products                                   359,659
                                                                  -----------
                                                                   $  591,615
                                                                   ==========

 E. Aggregate Inventory - Aggregate inventory is stated at lower of cost or market. Liens have been attached to the aggregate inventory by the holders of the zero coupon bonds, having a face value of $542,200 and a carrying valuing of $383,500 at March 31, 1998. The Company is also subject to a royalty agreement which requires the payment of certain royalties to a previous owner of the aggregate upon sales of the aggregate.

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














           The balance of this page has been intentionally left blank.

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

         The Company accounts for the investment in partnership on the equity method, whereby the carrying value of the investment is increased or decreased by the Company's allocable share of income or loss. The investment in partnership included in the Consolidated Balance Sheet at March 31, 1998 was $12,926,340. The income from the Company's equity investment in the partnership for the three months ended March 31, 1998 was $974,521.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

Summarized operating data for Security for the three months ended March 31, 1998, and March 31, 1997, is as follows:



                                                   1998                 1997
                                                 --------              ------

            Revenues                          $   3,284,600         $  3,150,400
            Operating Expenses                      802,000              797,500
            Depreciation and Amortization           707,200              585,500
            Interest Expense, Net                   749,600              869,100
                                              -------------         ------------

                  Net Income                  $   1,025,800         $    898,300
                                              =============         ============


NOTE 3.           LONG TERM DEBT

         CREDIT AGREEMENT. The Company entered into a Credit Agreement (the "Agreement") in 1996 with an initial principal amount of $3,500,000. The Agreement provides that semi-annual Regular Interest at 14% and Contingent Interest at an additional 6% may be added to the principal outstanding balance. During the first quarter of 1998, long-term debt was increased by $191,754 as a result of the accrual of Regular and Contingent Interest.

         RUSTIC CRAFTS MORTGAGE. On March 25, 1998, Rustic Crafts purchased a 126,000 square foot building on seven acres of land in Scranton, Pennsylvania for approximately $1.2 million with plans to construct improvements and begin moving the Rustic Crafts manufacturing operation to this facility by mid year. PNC Bank provided a first mortgage in the amount of $960,000 payable in monthly installments over 10 years with a 20 year amortization and interest equal to 200 basis points in excess of the yield to maturity on five year United States Treasury Notes.

         RUSTIC CRAFTS LINE OF CREDIT. PNC Bank also provided a convertible line of credit in the amount of $410,000 which Rustic Crafts may draw upon for construction of improvements to the new facility. Until the earlier of two years or the date when the entire line of credit has been advanced, interest only shall be payable monthly on the outstanding balance at the PNC Bank prime rate minus one-half percent; thereafter principal will be payable in monthly installments over ten years with a twenty year amortization and interest payable at the same rate as the outstanding mortgage above.

         Both of the loans from PNC Bank are collateralized by a mortgage on the facility including an assignment of rents, a lien on existing and future personal property and equipment and inventory of Rustic Crafts along with a guaranty by Regency.

         Regency also provided Rustic Crafts with an advance of $300,000 which Regency financed from Park Avenue Bank. The Park Avenue Bank loan to Regency is secured by the stock of Rustic Crafts and a $300,000 certificate of deposit arranged by Statesman.

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

         At March 31, 1998, the Company's net deferred tax asset, utilizing a 34% effective tax rate, consists of:


            Deferred tax assets:
                  Investment partnership earnings                   $  1,921,000
                  Net operating loss carryforwards                    12,197,000
                  Alternative minimum tax credits                        321,000
                                                                    ------------

            Total deferred tax assets before valuation
                  allowance                                           14,439,000

            Valuation allowance                                      (14,439,000)
                                                                    ------------

                  Net deferred tax asset                            $        -0-
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

         For the three months ended March 31, 1998, and 1997, the tax effect of net operating loss carryforwards reduced the current provision for federal income taxes by approximately $180,000 and $200,000, respectively. The Company provided $17,300 for taxes which relates to the alternative minimum tax.

NOTE 5.           ACQUISITION OF RUSTIC CRAFTS INTERNATIONAL, INC.

         In March 1997, the Company, through a newly formed subsidiary, RCI, acquired all of the operating assets including cash, accounts receivable, inventory, property and equipment and intangibles of Rustic Crafts Co., Inc. ("Rustic"). The business of RCI involves the manufacture of wood and cast marble decorative electric fireplaces and heater logs and related accessories. The Company paid $1,100,000 in cash and issued 100,000 shares of the Company's common stock and assumed Rustic's trade accounts payable, bank debt and certain other accrued liabilities. Total liabilities assumed were $413,778. The transaction was accounted for using the purchase method.

         The transaction resulted in goodwill and intangibles of $715,000. Such goodwill is being amortized on a straight-line basis over a fifteen year period.

         The following unaudited pro forma consolidated results of operations assume the purchase of Rustic's assets by RCI occurred at the beginning of 1997:


                                                              Three Months Ended
                                                                March 31, 1997
                                                                --------------

                  Net sales                                      $ 581,100
                  Net income                                       590,400
                  Net income applicable to common stock            566,500
                  Net income per common share
                           Primary                               $     .05
                           Fully Diluted                         $     .04

         In March 1998, Rustic Crafts acquired a building of 126,000 square feet located near the current facility in Scranton, Pennsylvania. Management anticipates that the cost of acquiring and equipping this facility will approach $2 million which will be funded in part by new borrowings from PNC Bank and Regency (see Note 3).

NOTE 6.           CONTINGENCIES, RISKS AND UNCERTAINTIES

         The Company is subject to numerous contingencies, risks and uncertainties including, but not limited to the following, that could have a severe impact on the Company:

             (i) The Company does not generate positive cash flow and, historically, the Company has had limited operating activities and substantially all of its efforts have been devoted to acquiring or developing profitable operations. The Company's ability to continue in existence is partly dependent upon its ability to attain satisfactory levels of operating cash flows.

            (ii) The Company currently lacks the necessary infrastructure at the site of the Groveland Mine to permit the Company to make more than casual sales of the aggregate.

           (iii) As of March 31, 1998, the Company was dependent upon the investment in Security Land and Development Company Limited Partnership and the operations of RCI for a material portion of its cash flow and for a material portion of its reportable income.

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

            (vi) The failure of the Social Security Administration to renew its lease of the Security West Buildings upon its expiration on October 31, 2003, could have a materially adverse impact upon the Company's investment in Security Land and Development Company Limited Partnership.

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



















             (The remainder of this page left intentionally blank.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company may, from time to time, issue forward looking statements, including, but not limited to the statements of future economic performance contained in Item 2 of this Report, or elsewhere herein. Such forward looking statements, whether contained in this report on Form 10-Q, or elsewhere, are subject to the following factors that could cause actual results to differ materially from those contained in the forward looking statements:

             (i) The Company does not generate positive cash flow and, historically, the Company has had limited operating activities and substantially all of its efforts have been devoted to acquiring or developing profitable operations. The Company's ability to continue in existence is partly dependent upon its ability to attain satisfactory levels of operating cash flows.

            (ii) The Company currently lacks the necessary infrastructure at the site of the Groveland Mine to permit the Company to make more than casual sales of the aggregate.

           (iii) As of March 31, 1998, the Company was dependent upon the investment in Security Land and Development Company Limited Partnership and the operations of RCI for a material portion of its cash flow and for a material portion of its reportable income.

            (iv) The investment activities of the Company do not, in and of themselves, generate sufficient cash flow to cover its corporate operating expenses.

             (v) An unsecured default in the Lease or sudden catastrophe to the Security office complex from uninsured acts of God or war could have a materially adverse impact upon the Company's investment in Security Land and Development Company Limited Partnership and therefore its financial position and results of operations.

            (vi) The failure of the Social Security Administration to renew its lease of the Security West Buildings upon its expiration on October 31, 2003, could have a materially adverse impact upon the Company's investment in Security Land and Development Company Limited Partnership.

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

         Liquidity and Capital Resources.

         The investment in Security Land and Development Company Limited Partnership is estimated to provide the Company with management fees of approximately $100,000 per annum until 2003. In the quarter ending March 31, 1998, the Company's income from its equity investment in the Partnership was $974,500. These funds, however, are presently committed for the amortization of the outstanding principal balance on the real estate mortgage of the Security Land and Development Company Limited Partnership and while the Company's equity investment has increased to $12,926,300, the partnership does not provide liquidity to the Company in excess of the $100,000 annual management fee.

         On March 17, 1997, the Company, through Rustic Crafts International, Inc. completed the acquisition of the assets of Rustic Crafts Co., Inc., which acquisition is performing within management's expectations, but is not generating sufficient cash flow to fund the consolidated corporate expenses. Rustic Crafts is currently operating at 100% of capacity.

         On March 25, 1998, Rustic Crafts purchased a building of 126,000 square feet located near the current facility in Scranton, Pennsylvania. Management anticipates that the cost of acquiring and equipping this facility will approach $2 million, which will be funded in part by new borrowings which have recently been obtained from Park Avenue Bank in the amount of $300,000, and from PNC Bank in the form of a first mortgage in the amount of $960,000 and a credit line in the amount of $410,000. This new facility will significantly increase the operating capacity and enable Rustic Crafts to service its current order backlog and enhance its customer base. Rustic Crafts has recently employed a new President who has substantial industry background and plans to increase its sales and distribution of both manufactured and imported products. Management anticipates that Rustic Crafts will provide significant cash distributions for use by the Company.

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

         On January 31, 1998, NRDC entered into a Sales Agreement with World Vision Entertainment, Inc. to make available five million tons of non-segregated previously mined and stockpiled aggregate rock for a purchase price of $1.026 per ton or a total purchase price of $5,131,247. World Vision Entertainment, Inc. agreed to escrow 1,666,666 of their common shares and to pay $29.166 and seven monthly payments of $14,583 for a total of $131,247. World Vision Entertainment, Inc. has an option prior to October 24, 1998, within which to rescind this Sales Agreement, have the escrow shares returned to them, but forfeit the payments of $131,247, with no additional obligation to the Company.

         World Vision has paid $58,332 under the Sales Agreement, but has failed to pay the amounts due April 12 and May 12, 1998, and has failed to escrow their common shares as required under the Sales Agreement. Management believes that World Vision will elect to rescind this Sales Agreement.

         On January 31, 1998, NRDC entered into a non-binding Letter of Intent with the Chancellor Group, Inc. to transfer the stock of NRDC in exchange for $7 million face value preferred shares of the Chancellor Group, Inc. The preferred shares would carry a 7% dividend rate and be convertible at any time after 24 months from the date of issuance into the common stock of the Chancellor Group, Inc. The Chancellor Group, Inc. would have the option to redeem the preferred shares at any time prior to conversion at the stated face value. Management believes that it may be appropriate to distribute the stock of NRDC to the Regency shareholders prior to such an exchange of the NRDC stock for the preferred shares of the Chancellor Group, Inc. While the non-binding Letter of Intent outlines the terms of an exchange of the NRDC stock for the preferred shares of the Chancellor Group, Inc., there can be no assurance that such an exchange comes to fruition or that, if a definitive agreement is reached, it will provide for the same or similar economic terms.

         The Company is presently negotiating a new financing at favorable rates which, if consummated, would provide the funds to prepay the SIPI loan and make future acquisitions. Such a loan would be secured by the guaranty of an affiliate of a major U.S. insurance company which in turn would be secured by the Company's interest in the Security Land and Development Company Limited Partnership. While no closing date has been set for the funding of the loan transaction, management believes a closing, if it occurs, will take place in the second quarter of 1998. Management anticipates the proceeds of the loan will be approximately $9-$10 million, before payment of fees, the cost of the insurance guaranty and related expenses.

         Results of Operations.

         The operations of Regency Affiliates, Inc. and its subsidiaries during the quarter ended March 31, 1998, included the casual sales of aggregate, limited rental income and the sale of wood and cast marble decorative fireplaces, heater logs, and related accessories as well as an active merger and acquisition program with a view to enhance future company operations.

         The quarter ended March 31, 1998, included three months of operations of Rustic Crafts which reflect net sales of $563,900, cost of sales of $425,300, and general and administrative expenses of $201,500. There was only one month of operations of Rustic Crafts included in the first quarter of 1997, which reflects sales of $117,000, cost of sales of $65,500, and general and administrative expenses of $47,000.

         Income from the Company's equity investment in Security Land and Development increased $121,100 in the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997. This increase was the result of higher rental income as renovations were completed as planned. Interest expense decreased as a result of principal payments on long-term debt. Depreciation increased due to capitalization of building renovations.

         Interest expense of the Company increased $24,600 primarily due to interest on the capitalized interest of the SIPI loan.

         Net income attributable to common shareholders decreased $62,400 in the quarter ended March 31, 1998, compared to the quarter ended March 31, 1997. The decrease is the result of higher selling and administrative costs and higher interest costs offset by increased income from the investment in Security Land and Development.

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




                            REGENCY AFFILIATES, INC.
                  ----------                        ----------
                                  (Registrant)




      5/20/98                      By: /s/ William R. Ponsoldt, Sr.
---------------------------            -----------------------------------------
Date                                   William R. Ponsoldt, Sr., President