Form 10-Q
period 1998-06-30
REGENCY AFFILIATES INC
filed 1998-08-19
CIK 99249

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTER ENDED   June 30, 1998           COMMISSION FILE NO.      1-4766
                      ---------------------                        ------------



                            REGENCY AFFILIATES, INC.
                            ------------------------
             (Exact Name Of Registrant As Specified In Its Charter)

                  Delaware                                     72-0888772
                  --------                                     ----------
          (State or other jurisdiction of                     (IRS Employer
          incorporation or organization)                  Identification Number)

         729 South Federal Highway, Ste. 307, Stuart, Florida     34994
         ----------------------------------------------------     -----
         (Address of principal executive offices)              (Zip Code)

         10842 Old Mill Road 5B, Omaha, Nebraska                  68154
         ---------------------------------------                  -----
         (Address of administrative offices)                    (Zip Code)

Registrant's Telephone Number (executive office) including Area Code:
(561) 220-7662
--------------

Registrant's Telephone Number (administrative office) including Area Code:
(402) 330-8750
--------------

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

$.40 Par Value Common Stock - 12,618,100 shares as of June 30, 1998 .

TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements........................................................................... 3

Item 2.           Management's  Discussion  and  Analysis  of  Financial Condition and
                  Results of Operations..........................................................................14

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

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                              JUNE 30, 1998        DECEMBER 31,
                                              -------------
ASSETS                                         (UNAUDITED)             1997
CURRENT ASSETS
         Cash and cash equivalents            $   890,300        $   252,400
         Certificate of deposit                 2,553,500               --
         Accounts receivable, net                 420,600            581,600
         Inventory                                743,200            536,100
         Other current assets                     228,000            120,900
                                           --------------     --------------

                  Total current assets          4,835,600          1,491,000
                                            -------------      -------------

INVESTMENTS
         Partnership investment                13,813,700         11,951,800
         Rental property                          110,300            113,200
                                           --------------      -------------

                  Total investments            13,924,000         12,065,000
                                             ------------       ------------

NET PROPERTY AND EQUIPMENT                      1,517,700            140,200
                                             ------------          ---------

OTHER ASSETS
         Aggregate inventory                      849,000            848,900
         Goodwill and intangibles, net            669,700            677,300
         Debt issuance costs and other            960,400            210,100
                                           --------------    ---------------

                  Total other assets            2,479,100          1,736,300
                                            -------------      -------------

                                              $22,756,400        $15,432,500
                                            =============        ===========








   The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                   JUNE 30, 1998          DECEMBER 31,
                                                                                   -------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                                (UNAUDITED)               1997
                                                                                                              ----
CURRENT LIABILITIES
         Current portion of long-term debt                                         $     27,800         $    925,000
         Notes payable                                                                  648,000              140,000
         Accounts payable                                                               651,500              256,500
         Accrued expenses                                                               248,500              424,400
                                                                                 --------------        -------------

                  Total current liabilities                                           1,575,800            1,745,900
                                                                                  -------------        -------------

LONG-TERM DEBT, NET  OF CURRENT PORTION                                              10,746,300            4,031,100

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                           90,700               94,500

SERIAL PREFERRED STOCK SUBJECT TO MANDATORY
REDEMPTION (liquidation preference and redemption value $256,200
in 1998 and 1997                                                                        228,300              219,300

SHAREHOLDERS' EQUITY
         Serial preferred stock not subject to mandatory
         redemption (maximum liquidation preference, $24,921,400
         in 1998 and 1997)                                                            1,053,000            1,053,000
         Common stock, par value $.40, authorized 25,000,000 shares
         issued and outstanding 12,618,100 shares                                     5,041,300            4,963,700
         Additional paid in capital                                                     274,000              221,600
         Readjustment resulting from quasi-reorganization                            (1,670,600)          (1,670,600)
         Retained earnings                                                            5,417,600            4,774,000
                                                                                  -------------           ----------
                  Total shareholders' equity                                         10,115,300            9,341,700
                                                                                   ------------            ---------

                                                                                   $ 22,756,400         $ 15,432,500
                                                                                   ============         ============










   The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)



                                                          Three Months                            Six Months
                                                          ------------                            ----------
                                                   1998                1997               1998                 1997
                                                   ----                ----               ----                 ----

NET SALES                                     $   718,600         $   678,400         $ 1,350,400         $   795,400

COSTS AND EXPENSES
         Cost of goods sold                       450,100             432,600             875,400             498,100
         Selling and administrative               494,700             575,000             944,700             714,800
         Other                                      7,100                 500               8,400              21,700
                                              -----------         -----------         -----------         -----------

INCOME (LOSS) FROM OPERATIONS                    (233,300)           (329,700)           (478,100)           (439,200)

INCOME FROM EQUITY INVESTMENT IN
PARTNERSHIP                                       989,700           1,072,300           1,964,200           1,925,700

INTEREST INCOME                                    17,500              12,200              25,800              37,500

INTEREST EXPENSE                                 (595,000)           (194,100)           (808,600)           (383,100)
                                              -----------         -----------         -----------         -----------

INCOME BEFORE INCOME TAX EXPENSE &
MINORITY INTEREST                                 178,900             560,700             703,300           1,140,900

INCOME TAX EXPENSE                                  8,800                --                26,100              11,100

MINORITY INTEREST                                   1,600               1,400              (8,600)              3,000
                                              -----------         -----------         -----------         -----------
NET INCOME                                    $   171,700         $   562,100         $   668,600         $ 1,132,800
                                              ===========         ===========         ===========         ===========

NET INCOME APPLICABLE TO COMMON
STOCK (after accrued preferred stock
dividends of $8,000; $13,500; $16,100;
and $31,600, respectively in 1998 and
1997, and preferred stock accretion of
$4,500; $8,100; $9,000; and $16,200,
respectively in 1998 and 1997.)               $   159,200         $   540,500         $   643,500         $ 1,087,800
                                              ===========         ===========         ===========         ===========
NET INCOME PER SHARE
   Basic                                      $       .01         $       .05         $       .05         $       .09
                                              ===========         ===========         ===========         ===========
   Fully diluted                              $       .01         $       .04         $       .05         $       .08
                                              ===========         ===========         ===========         ===========

     The accompany notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)



                                                                              1998                1997
                                                                              ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES
         Net Income                                                     $    668,600         $  1,132,800
         Adjustments to reconcile net income to net cash used by
         operating activities:
               Minority interest                                               8,600               (3,000)
               Stock issued for services                                     130,000              233,300
                     Income from equity investment in partnership         (1,964,200)          (1,925,700)
                     Distribution of equity earnings from partnership        102,300              102,800
               Interest amortization on long-term debt                       568,400              367,900
               Depreciation and amortization                                  40,500               40,600
                     Changes in operating assets and liabilities:
                           Accounts receivable                               161,000             (191,000)
                           Inventories                                      (207,000)            (154,200)
                 Other current assets                                       (107,100)            (283,200)
                 Other assets                                                  2,200              (49,300)
         Accounts payable                                                    395,000               19,400
         Accrued expenses                                                   (175,900)            (253,100)
                                                                        ------------         ------------
               Net cash used by operating activities                        (377,600)            (962,700)
                                                                        ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES
         Acquisition of business, net of $13,500 cash acquired                  --             (1,086,500)
         Acquisition of property                                          (1,332,700)             (89,200)
         Purchase of certificate of deposit                               (2,553,500)                --
                                                                        ------------         ------------
               Net cash used by investing activities                      (3,886,200)          (1,175,700)
                                                                        ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from short-term borrowings                                 648,000              335,000
         Payment of short-term borrowings                                   (140,000)                --
         Proceeds from issuance of long-term debt                         10,381,000                 --
         Payment of long-term debt                                        (5,003,100)                --
         Debt issuance and offering costs                                   (955,700)             (28,500)
         Other                                                               (28,500)             (29,300)
                                                                        ------------         ------------
             Net cash provided by financing activities                     4,901,700              277,200
                                                                        ------------         ------------

INCREASE (DECREASE) IN CASH                                                  637,900           (1,861,200)
CASH-BEGINNING                                                               252,400            2,303,700
                                                                        ------------         ------------
CASH-ENDING                                                             $    890,300         $    442,500
                                                                        ============         ============


                                                                      1998            1997
                                                                      ----            ----
Supplemental disclosures of cash flow information:
      Cash paid during the period for:
             Income taxes                                           $ 25,500        $ 30,000
             Interest                                                220,300            --

Supplemental disclosure of noncash investing and financing activities:
      In 1997, the Company issued 100,000 shares of common stock in connection with the acquisition of the assets of Rustic Crafts Co., Inc

      In 1997, 1,505 shares of Series E preferred stock were converted into 289,300 shares of the Company's common stock

      In 1998, the Company issued 187,000 shares of common stock for payment of services rendered by the Company's President.













           The balance of this page has been intentionally left blank.












     The accompany notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation and Summary of Significant Accounting Policies

         A. Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1997.

         B. Principles of Consolidation - The consolidated financial statements include the accounts of Regency Affiliates, Inc. (the "Company"), its wholly-owned subsidiary, Rustic Crafts International, Inc. ("RCI"), and its 80% owned subsidiaries National Resource Development Corporation ("NRDC"), Transcontinental Drilling Company ("Drilling") and RegTransco, Inc. ("RTI"). All significant intercompany balances and transactions have been eliminated in consolidation.

         C. Earnings Per Share - Basic earnings per share are computed by dividing net income attributable to common shareholders (net income less preferred stock dividend requirements and periodic accretion) by the weighted average number of common and dilutive equivalent shares outstanding during the period. Fully diluted earnings per share computations assume the conversion of Series E, Series B, and Junior Series D preferred stock during the period that the preferred stock issues were outstanding. If the result of these assumed conversions is dilutive, the dividend requirements and periodic accretion for the preferred stock issues are reduced.

         D. Inventory - Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories were comprised of the following at June 30, 1998:


                  Raw materials and supplies                     $   175,800
                  Work in process                                    122,100
                  Finished products                                  445,300
                                                                 -----------
                                                                 $   743,200
                                                                 ===========

         E. Aggregate Inventory - Aggregate inventory is stated at the lower of cost or market. Liens have been attached to the aggregate by the holders of certain zero coupon bonds, having a face value of $542,200 and a carrying valuing of $399,100 at June 30, 1998. The Company is also subject to a royalty agreement which requires the payment of certain royalties to a previous owner of the aggregate upon sales of the aggregate.

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

         The Company accounts for the investment in partnership on the equity method, whereby the carrying value of the investment is increased or decreased by the Company's allocable share of income or loss. The investment in partnership included in the Consolidated Balance Sheet at

         June 30, 1998 was $13,813,700. The income from the Company's equity investment in the partnership for the three-months and the six months ended June 30, 1998 was $989,700 and $1,964,200, respectively.

         Summarized operating data for Security for the three months and six months ended June 30, 1998, and June 30, 1997, is as follows:


                                               Three Months                         Six Months
                                               ------------                         ----------
                                          1998              1997              1998              1997
                                          ----              ----              ----              ----
          Revenues                     $3,284,600        $2,788,500        $6,569,200        $5,524,100
          Operating Expenses              810,300           743,600         1,612,300         1,541,100
          Depreciation and
          Amortization                    707,200           623,000         1,414,400         1,208,600
          Interest Expense, Net           725,000           293,000         1,474,600           747,400
                                       ----------        ----------        ----------        ----------

                   Net Income          $1,042,100        $1,128,900        $2,067,900        $2,027,000
                                       ==========        ==========        ==========        ==========

NOTE 3.  LONG-TERM DEBT

         On June 24, 1998, the Company refinanced the long-term debt previously outstanding with Southern Indiana Properties, Inc. ("SIPI") and entered into a Loan Agreement (the "Loan") with KBC Bank N.V. (KBC). (See
         Exhibit 10.1, filed herewith.) Under the terms of the Loan Agreement, KBC advanced $9,383,320. The due date of the Loan is November 30, 2003 with interest at the rate of 7.5% compounded semi-annually on each June 1 and December 1, commencing June 1, 1998. The interest may be paid by the Company in cash on these semi-annual dates or the Company may elect to add the interest to the principal of the Loan then outstanding.

         The Loan is secured by all of the Company's interest in Security, including the Company's interest in all profits and distributions, other than the payment of management fees of $100,000 annually, and all of the Company's rights, powers, and remedies under the Security Land and Development Company Limited Partnership Agreement as amended and restated. (See Exhibits 10.2 and 10.3, filed herewith.) At any time, the Company may prepay the entire principal balance of the Loan, plus accrued and unpaid interest, plus a Make-Whole Premium as defined in the Loan Agreement, if any.

         To facilitate the Loan from KBC, the Company purchased a residual value insurance policy through R.V.I. American Insurance Company (RVI) which secures the repayment of the outstanding principal and interest when due with a maximum liability of $14 million. Should RVI pay a claim under this policy they will be entitled to certain of the Company's rights with respect to the property of Security, including but not limited to the right to solicit bona fide, third party offers for the property and to accept such offers and bind the Partnership in order to recoup the amount paid. The costs related to this insurance in the amount of $745,000 along with legal fees and other costs associated with obtaining the Loan in the amount of $206,000 for a total of $951,000 have been capitalized and are shown as Debt Issue Costs. These Debt Issue Costs will be amortized over the life of the Loan.

         As noted above, the KBC Loan proceeds were used to refinance the long-term debt outstanding under the SIPI Loan Agreement. The SIPI Loan Agreement provided that prepayment of the outstanding principal and regular and contingent interest prior to June 1999, would result in a prepayment penalty of 6%. The prepayment of the SIPI Loan also required the write off of the unamortized balance of debt issuance costs associated with the Loan. The prepayment penalty of $216,700 and the write off of the debt issuance costs of $119,000 are included in interest expense in the accompanying statements of operations.

NOTE 4.  NOTES PAYABLE

         On March 25, 1998, RCI purchased a building of 126,000 square feet located near the current facility in Scranton, Pennsylvania. The purchase and the cost of equipping this facility were funded in part by a first mortgage term loan in the amount of $960,000 and a convertible line of credit in the amount of $410,000 from PNC Bank. As of June 30, 1998, no amounts were outstanding on the convertible line of credit. RCI also maintains a revolving line of credit with PNC Bank in the amount of $1,000,000 of which $348,000 was outstanding at June 30, 1998.

         The first mortgage term loan is payable in consecutive monthly installments over 10 years with a 20 year amortization. The convertible line of credit is available for 80% of the cost of construction improvements on the building for a 2 year period at which time the convertible line of credit becomes payable in consecutive monthly installments over 10 years with a 20 year amortization. The interest rates on each of the first mortgage term loan, the convertible line of credit, and the revolving line of credit are the PNC Bank prime rate minus one-half percent, which is currently 8 percent.

         RCI's real and personal property, equipment, accounts receivable, inventory, and other general intangibles are pledged as security for the loans. The loans are also guaranteed by Regency Affiliates, Inc., the parent company. The security agreement requires RCI to maintain certain financial ratios. RCI was in compliance with such ratios at June 30, 1998.

         In April 1998, the Company obtained a $300,000 bridge loan from the Park Avenue Bank which matured 90 days from issuance and had an interest rate equal to the bank's prime rate. Such interest rate was 8.5% at June 30, 1998. The bridge loan was collateralized by a certificate of deposit in the amount of $300,000 from Republic Management Co., Inc., a company affiliated with the Company's President. The bridge loan was repaid in full on July 3, 1998 with proceeds from the long-term borrowing discussed in Note 3.

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

         At June 30, 1998, the Company's net deferred tax asset, utilizing a 34% effective tax rate, consisted of:


         Deferred tax assets:
         Investment partnership earnings                          $  1,921,000
         Net operating loss carryforwards                           12,197,000
         Alternative minimum tax credits                               321,000

         Total deferred tax assets before valuation
         allowance                                                  14,439,000

                  Valuation allowance                              (14,439,000)
                                                                   ------------

                  Net deferred tax asset                          $         -0-
                                                                  =============

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

         For the three months and six months ended June 30, 1998, the tax effect of net operating loss carryforwards reduced the current provision for federal income taxes by approximately $52,000 and $213,000, respectively. The Company provided $26,100 for taxes which relates to the alternative minimum tax.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Liquidity and Capital Resources.

         The investment in Security is estimated to provide the Company with management fees of approximately $100,000 per annum until 2003. In the quarter ending June 30, 1998, the Company's income from its equity investment in the Partnership was $989,700. These funds, however, are presently committed for the amortization of the outstanding principal balance on Security's real estate mortgage and, while the Company's equity investment has increased to $13,813,700, the partnership does not provide liquidity to the Company in excess of the $100,000 annual management fee. The Company has, however, been successful in obtaining financing with respect to this investment (see Note 3).

         On March 25, 1998, Rustic Crafts purchased a building of 126,000 square feet located near the current facility in Scranton, Pennsylvania. Management anticipates that the cost of acquiring and equipping this facility will approach $2 million, which will be funded in part by new borrowings from PNC Bank in the form of a first mortgage in the amount of $960,000 and a construction credit line in the amount of $410,000. This new facility will significantly increase the operating capacity and enable Rustic Crafts to service its current order backlog and enhance its customer base. Rustic Crafts has recently employed a new President who has substantial industry background and plans to increase its sales and distribution of both manufactured and imported products. Management anticipates that Rustic Crafts will provide significant cash distributions for use by the Company.

         On the date of acquisition of the new facility, a tenant was renting 23,000 square feet of a separate part of this facility at a base rent of $17,400 per year plus an allocable share of the real estate taxes. The Company intends to maintain this tenant relationship on an ongoing basis. As of August 15, 1998, the Company rented an additional 28,000 square feet at an annual minimum rent of $71,680.

         The Company experimented during 1997 for a one month period by installing aggregate crushing and marketing operations at the Groveland Mine in an informal joint venture with another company. The joint venture processed and marketed approximately 25,000 tons of aggregate rock. Based on this experiment, the Company is attempting to establish a permanent infrastructure to commercialize the inventory of previously quarried and stockpiled aggregate at the Groveland Mine in conjunction with an experienced aggregate supply company. At this time there is no assurance that such commercialization will occur. The Company is also exploring opportunities to monetize this asset for the benefit of the Company's shareholders.

         The Company is continuing to explore opportunities for the acquisition of companies with operations that will provide additional liquidity and cash flow. The Company anticipates that such acquisitions would be financed by borrowings secured by the assets acquired and by the proceeds of its recent Loan Agreement, or other loans. There can be no assurances that any such acquisitions or transactions will come to fruition.

         On January 31, 1998, NRDC entered into a non-binding Letter of Intent with the Chancellor Group, Inc. to transfer the stock of NRDC in exchange for $7 million face value preferred shares of the Chancellor Group, Inc. The preferred shares would carry a 7% dividend rate and be convertible at any time after 24 months from the date of issuance into the common stock of the Chancellor Group, Inc. The Chancellor Group, Inc. would have the option to redeem the preferred shares at any time prior to conversion at the stated face value. Management believes that it may be appropriate to distribute the stock of NRDC to the Regency shareholders prior to such an exchange of the NRDC stock for the preferred shares of the Chancellor Group, Inc. While the non-binding Letter of Intent outlines the terms of an exchange of the NRDC stock for the preferred shares of the Chancellor Group, Inc., there can be no assurance that such an exchange would come to fruition or that, if a definitive agreement is reached, it will provide for the same or similar economic terms.

         Factors Affecting Future Results.

         The Company is subject to numerous contingencies, risks and uncertainties including, but not limited to the following, that could have a severe impact on the Company.

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

         (iii) As of June 30, 1998, the Company was dependent upon the investment in Security, the operations of RCI, and its interest income for a material portion of its cash flow and for a material portion of its reportable income.

          (iv) The investment activities of the Company do not, in and of themselves, generate sufficient cash flow to cover its corporate operating expenses and thus the Company must rely on its cash reserves to fund these expenses.

           (v) An unsecured default in the Lease or sudden catastrophe to the Security office complex from uninsured acts of God or war could have a materially adverse impact upon the Company's investment in Security Land and Development Company Limited Partnership and therefore its financial position and results of operations (see Note 2).

          (vi) The failure of the Social Security Administration to renew its lease of the Security West Buildings upon its expiration on October 31, 2003, could have a materially adverse impact upon the Company's investment in Security.

         (vii) The Company has significant tax loss and tax credit carryforwards and no assurance can be provided that the Internal Revenue Service would not attempt to limit or disallow altogether the Company's use, retroactively and/or prospectively, of such carryforwards, due to ownership changes or any other reason. The disallowance of the utilization of the Company's net operating loss would severely impact the Company's financial position and results of operations due to the significant amounts of taxable income (generated by the Company's investment in Security) that has in the past been, and is expected in the future to be, offset by the Company's net operating loss carryforwards (see Note 5).

         On-Line Financial Services, Inc.

         On August 10, 1998, the Company entered into a non-binding Letter of Intent to acquire 30% of the outstanding common stock of On-Line Financial Services, Inc. in exchange for $50,000 and a $250,000 zero coupon non-recourse note bearing interest at 1% below the prime rate of Norwest Bank. The note is to be secured by 125,000 tons of aggregate rock owned by NRDC. The note and accrued and unpaid interest would be payable in five years unless earlier cancelled as a result of On-Line Financial Services, Inc. becoming publicly traded.

         On-Line Financial Services, Inc. is a mortgage broker in the Denver, Colorado market with a web site on the Internet used to market their services and to provide loan origination opportunities to third parties associated with the purchase and sale of residential real estate. The address of the web site is: www.mortgage-inc.com.

         The Company has recently adopted its own web site at:
www.regencyaffiliates.com.

         Cruttenden Roth

         On August 17, 1998 the Company engaged Cruttenden Roth, Inc., to assist the Company with its Acquisition Program. The Company has agreed to pay Cruttenden Roth a fee of $25,000 payable over 12 months and a success fee if the Company acquires a business within the next two years.

         Results of Operations.

         The operations of Regency Affiliates, Inc. and its subsidiaries during the quarter ended June 30, 1998, included the casual sales of aggregate, limited rental income and the sale of wood and cast marble decorative fireplaces, heater logs, and related accessories as well as an active merger and acquisition program with a view to enhance future company operations.

         Three Months Ending June 30, 1998 and 1997.
         -------------------------------------------

         Sales of Rustic Crafts increased $37,700 in the second quarter of 1998 or 5.5%. The increase is due to an increase in volumes shipped. The backlog as of June 30, 1998, is $881,000 compared to $619,000 at June 30, 1997.

         Gross margins improved slightly to 37% from 36% in the prior year.

         Selling and administrative expenses decreased by $80,300. The prior quarter in 1997 included $140,000 of costs associated with the employment of the Company's President. In the three months ended June 30, 1998, expenses increased at the Company's subsidiary reflecting anticipated remodeling, construction, and growth.

         Income from equity in partnership decreased $82,600 primarily from higher net interest expense and higher depreciation and amortization.

         Interest expense increased $400,900 due to the prepayment penalty for the SIPI Loan, the writeoff of unamortized loan issuance costs associated with the SIPI Loan and interest expense on capitalized interest since June 30, 1997.

         Net income decreased $390,400 primarily as the result of higher interest expense and lower earnings from the equity in partnership offset by lower general and administrative costs.

         Six Months Ending June 30, 1998 and 1997.
         -----------------------------------------

         Sales increased $555,000 in 1998 over 1997 reflecting the purchase of Rustic Crafts in March 1997. Gross margin percentage decreased slightly in 1998 from 1997.

         Selling and administrative expenses increased $229,900 primarily due to increases at Rustic Crafts because of an additional two months of operations included in 1998.

         Interest expense increased $425,500 in 1998 reflecting higher long-term debt, prepayment penalty on the payoff of the SIPI Loan and the writeoff of unamortized loan issuance costs.

         Net income decreased $464,200 primarily the result of the increase in interest expense. Higher gross margins due to increased sales were offset by higher selling and administrative expenses.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to the vote of security holders during the reporting period ending June 30, 1998.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Report on Form 8-K dated July 6, 1998
Exhibit 10.1  --   Loan Agreement with KBC Bank N.V. dated June 24, 1998
Exhibit 10.2  --   Pledge and Security Agreement dated June 24, 1998
Exhibit 10.3  --   7th Amendment to Partnership Agreement of Security Land and
                   Development Company Limited Partnership dated June 24, 1998
Exhibit 27    --   Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            REGENCY AFFILIATES, INC.
               --------------------------------------------------
                                  (Registrant)






  August 19, 1998             By:  /s/ William R. Ponsoldt, Sr.
------------------               ------------------------------------------
       Date                   William R. Ponsoldt, Sr., President