Form 10-Q
period 1998-09-30
REGENCY AFFILIATES INC
filed 1998-11-16
CIK 99249

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTER ENDED   September 30, 1998     COMMISSION FILE NO.      1-4766
                     ---------------------                          -----------


                            REGENCY AFFILIATES, INC.
                            ------------------------
             (Exact Name Of Registrant As Specified In Its Charter)

           Delaware                                            72-0888772
           --------                                            ----------
 (State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                           Identification Number)

 729 South Federal Highway, Ste. 307, Stuart, Florida            34994
 ----------------------------------------------------            -----
 (Address of principal executive offices)                      (Zip Code)

 10842 Old Mill Road 5B, Omaha, Nebraska                         68154
 ---------------------------------------                         -----
 (Address of administrative offices)                           (Zip Code)

Registrant's Telephone Number (executive office) including Area Code:
                                 (561) 220-7662
                                ---------------

Registrant's Telephone Number (administrative office) including Area Code:
                                 (402) 330-8750
                                ---------------

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

$.40 Par Value Common Stock - 12,627,100 shares as of September 30, 1998.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements..................................................3

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations............................................14

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings....................................................19

Item 2.  Changes in Securities................................................19

Item 3.  Defaults Upon Senior Securities......................................19

Item 4.  Submission of Matters to a Vote of Security Holders..................19

Item 5.  Other Information....................................................19

Item 6.  Exhibits and Reports on Form 8-K.....................................19

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements


     The following pages contain the information required by Part I, Item 1.



                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                      SEPTEMBER 30, 1998        DECEMBER 31,
ASSETS                                                                   (UNAUDITED)               1997
                                                                         -----------               ----
CURRENT ASSETS
         Cash and cash equivalents                                       $    68,600           $   252,400
         Certificate of deposit                                            2,337,600                  --
         Accounts receivable, net                                            770,000               581,600
         Inventory                                                           922,500               536,100
         Other current assets                                                182,000               120,900
                                                                         -----------           -----------

                  Total current assets                                     4,280,700             1,491,000
                                                                         -----------           -----------


INVESTMENTS
         Partnership investment                                           14,784,200            11,951,800
         Rental property                                                     108,800               113,200
                                                                         -----------           -----------

                  Total investments                                       14,893,000            12,065,000
                                                                         -----------           -----------


NET PROPERTY AND EQUIPMENT                                                 1,802,800               140,200
                                                                         -----------           -----------


OTHER ASSETS
         Aggregate inventory                                                 847,100               848,900
         Goodwill and intangibles, net                                       665,900               677,300
         Debt issuance costs and other                                       939,800               210,100
                                                                         -----------           -----------

                  Total other assets                                       2,452,800             1,736,300
                                                                         -----------           -----------

                                                                         $23,429,300           $15,432,500
                                                                         ===========           ===========









   The accompanying notes are an integral part of these financial statements.




                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                           SEPTEMBER 30, 1998        DECEMBER 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                            (UNAUDITED)              1997
                                                                                -----------              ----
CURRENT LIABILITIES
         Current portion of long-term debt                                     $     27,800          $    925,000
         Notes payable                                                              619,000               140,000
         Accounts payable                                                           268,500               256,500
         Accrued expenses                                                           486,100               424,400
                                                                               ------------          ------------

                  Total current liabilities                                       1,401,400             1,745,900
                                                                               ------------          ------------


LONG-TERM DEBT, NET  OF CURRENT PORTION                                          11,071,100             4,031,100

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                       91,200                94,500

SERIAL PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION
(liquidation preference and redemption value $256,200 in 1998 and 1997
                                                                                    232,800               219,300

SHAREHOLDERS' EQUITY
         Serial preferred stock not subject to mandatory redemption
         (maximum liquidation preference, $24,921,400 in 1998 and 1997)           1,053,000             1,053,000
         Common stock, par value $.40, authorized 25,000,000
         shares issued and outstanding 12,627,100 shares                          5,041,300             4,963,700
         Additional paid in capital                                                 274,000               221,600
         Readjustment resulting from quasi-reorganization                        (1,670,600)           (1,670,600)
         Retained earnings                                                        5,935,100             4,774,000
                                                                               ------------          ------------

                  Total shareholders' equity                                     10,632,800             9,341,700
                                                                               ------------          ------------

                                                                               $ 23,429,300          $ 15,432,500
                                                                               ============          ============








   The accompanying notes are an integral part of these financial statements.



                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


                                                                  THREE MONTHS                       NINE MONTHS
                                                            1998              1997             1998               1997
                                                            ----              ----             ----               ----



NET SALES                                               $ 1,177,300       $ 1,039,800       $ 2,527,700        1 ,835,200


COSTS AND EXPENSES
         Cost of goods sold                                 802,800           719,700         1,678,200         1,217,800
         Selling and administrative                         559,700           483,200         1,501,900         1,206,400
         Other                                                5,700             5,000            13,100            18,300
                                                        -----------       -----------       -----------       -----------

INCOME (LOSS) FROM OPERATIONS                              (190,900)         (168,100)         (665,500)         (607,300)

INCOME FROM EQUITY INVESTMENT IN PARTNERSHIP                970,500           851,700         2,934,700         2,777,500

INTEREST INCOME                                              45,000             4,000            67,300            41,400

INTEREST EXPENSE                                           (270,600)         (211,700)       (1,079,200)         (594,800)
                                                        -----------       -----------       -----------       -----------
INCOME BEFORE INCOME TAX EXPENSE &
MINORITY INTEREST                                           554,000           475,900         1,257,300         1,616,800

INCOME TAX EXPENSE                                           23,400            22,200            49,500            33,300

MINORITY INTEREST                                               500              (800)            9,100            (3,800)
                                                        -----------       -----------       -----------       -----------

NET INCOME                                              $   530,100       $   454,500       $ 1,198,700       $ 1,587,300
                                                        ===========       ===========       ===========       ===========


NET INCOME APPLICABLE TO COMMON STOCK
(after accrued preferred stock dividends of $8,000;
$9,400; $24,100; and $38,400, respectively in 1998
and 1997, and preferred stock accretion of $4,500;
$8,100; $13,500; and $24,500, respectively
in 1998 and 1997.)
                                                        $   517,600       $   437,000         1,161,100       $ 1,524,400
                                                        ===========       ===========       ===========       ===========

NET INCOME PER SHARE
         Basic                                          $       .04       $       .04       $       .09       $       .13
                                                        ===========       ===========       ===========       ===========

         Fully diluted                                  $       .03       $       .03       $       .08       $       .11
                                                        ===========       ===========       ===========       ===========



         The accompany notes are an integral part of these financial statements.



                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)




                                                                                     1998                  1997
                                                                                     ----                  ----


CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                                             $  1,198,700         $  1,587,300
         Adjustments to reconcile net income to net cash used by operating activities:
               Minority interest                                                       9,100               (3,800)
               Stock issued for services                                             130,000              233,300
               Income from equity investment in partnership                       (2,934,700)          (2,777,500)
               Distribution of equity earnings from partnership                      102,300              102,800
               Interest amortization on long-term debt                               788,300              561,500
               Depreciation and amortization                                          68,600               65,600
         Changes in operating assets and liabilities:
               Accounts receivable                                                  (188,400)            (463,000)
               Inventories                                                          (386,300)             (34,800)
               Other current assets                                                  (61,100)            (187,700)
               Other assets                                                             --                (46,600)
               Accounts payable                                                       12,000               74,500
               Accrued expenses                                                       61,700              (92,500)
                                                                                ------------         ------------
               Net cash used by operating activities                              (1,199,800)            (980,900)
                                                                                ------------         ------------



CASH FLOWS FROM INVESTING ACTIVITIES
         Acquisition of business, net of $13,500 cash acquired                          --             (1,086,500)
         Acquisition of property                                                  (1,629,200)            (114,200)
         Purchase of certificate of deposit                                       (2,337,600)                --
         Other                                                                       (32,900)                --
                                                                                ------------         ------------
         Net cash used by investing activities                                    (3,999,700)          (1,200,700)
                                                                                ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from short-term borrowings                                         619,000              345,000
         Payment of short-term borrowings                                           (140,000)                --
         Proceeds from issuance of long-term debt                                 10,709,700                 --
         Payment of long-term debt                                                (5,186,800)                --
         Debt issuance and offering costs                                           (949,700)             (28,500)
         Dividends paid                                                              (36,500)             (44,800)
                                                                                ------------         ------------
         Net cash provided by financing activities                                 5,015,700              271,700
                                                                                ------------         ------------
INCREASE (DECREASE) IN CASH                                                         (183,800)          (1,909,900)


 CASH-BEGINNING                                                                      252,400            2,303,700
                                                                                ------------         ------------
 CASH-ENDING                                                                    $     68,600         $    393,800
                                                                                ============         ============


                                                                                         1998                    1997
                                                                                         ----                    ----
Supplemental disclosures of cash flow information:
         Cash paid during the period for:
             Income taxes                                                               $ 65,500                $60,800
             Interest                                                                  1,561,000                 --
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

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A. Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1997.

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

     D. Inventory - Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories were comprised of the following at September 30, 1998:

          Raw materials and supplies          $337,400
          Work in process                      141,700
          Finished products                    443,400
                                               -------
                                              $922,500
                                              ========

     E. Aggregate Inventory - Aggregate inventory is stated at the lower of cost or market. Liens have been attached to the aggregate by the holders of certain zero coupon bonds, having a face value of $542,200 and a carrying valuing of $406,900 at September 30, 1998. The Company is also subject to a royalty agreement which requires the payment of certain royalties to a previous owner of the aggregate upon sales of the aggregate.

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

     The Company accounts for the investment in partnership on the equity method, whereby the carrying value of the investment is increased or decreased by the Company's allocable share of income or loss. The investment in partnership included in the Consolidated Balance Sheet at September 30, 1998 was $14,784,200. The income from the Company's equity investment in the partnership for the three months and the nine months ended September 30, 1998 was $970,500 and $2,934,700, respectively.

     Summarized operating data for Security for the three months and nine months ended September 30, 1998, and September 30, 1997, is as follows:


                                                            Three Months                                Nine Months
                                                            ------------                                -----------
                                                      1998                 1997                  1998                1997
                                                      ----                 ----                  ----                ----

Revenues                                          $3,290,100           $2,983,200           $9,861,900           $8,507,300
Operating Expenses                                   811,200              760,700            2,423,600            2,301,800
Depreciation and Amortization                        707,600              607,000            2,122,000            1,815,500
Interest Expense, Net                                749,700              719,000            2,226,800            1,466,400
                                                  ----------           ----------           ----------           ----------
                Net Income                        $1,021,600           $  896,500           $3,089,500           $2,923,600
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

     To facilitate the Loan from KBC, the Company purchased a residual value insurance policy through R.V.I. American Insurance Company (RVI) which secures the repayment of the outstanding principal and interest when due with a maximum liability of $14 million. Should RVI pay a claim under this policy they will be entitled to certain of the Company's rights with respect to the property of Security, including but not limited to the right to solicit bona fide, third party offers for the property and to accept such offers and bind the Partnership in order to recoup the amount paid. The costs related to this insurance in the amount of $745,000 along with legal fees and other costs associated with obtaining the Loan in the amount of $205,000 for a total of $950,000 have been capitalized and are shown as Debt Issue Costs. These Debt Issue Costs will be amortized over the life of the Loan using the effective interest rate method.

     As noted above, the KBC Loan proceeds were used to refinance the long-term debt outstanding under the SIPI Loan Agreement. The SIPI Loan Agreement provided that prepayment of the outstanding principal and regular and contingent interest amounting to 20%, prior to June 1999, would result in a prepayment penalty of 6%. The prepayment of the SIPI Loan also required the write off of the unamortized balance of debt issuance costs associated with the loan.

NOTE 4.  NOTES PAYABLE

     On March 25, 1998, RCI purchased a building of 126,000 square feet located near the current facility in Scranton, Pennsylvania. The purchase and the cost of equipping this facility were funded in part by a first mortgage term loan in the amount of $960,000 and a convertible line of credit in the amount of $410,000 from PNC Bank. As of September 30, 1998, no amounts were outstanding on the convertible line of credit. RCI also maintains a revolving line of credit with PNC Bank in the amount of $1,000,000 of which $619,000 was outstanding at September 30, 1998.

     The first mortgage term loan is payable in consecutive monthly installments over 10 years with a 20 year amortization. The convertible line of credit is available for 80% of the cost of construction improvements on the building for a 2 year period at which time the convertible line of credit becomes payable in consecutive monthly installments over 10 years with a 20 year amortization. The interest rates on each of the first mortgage term loan, the convertible line of credit, and the revolving line of credit are at the PNC Bank prime rate minus one-half percent, which was 8 percent at September 30, 1998.

     RCI's real and personal property, equipment, accounts receivable, inventory, and other general intangibles are pledged as security for the loans. The loans are also guaranteed by Regency Affiliates, Inc., the parent company. The security agreement requires RCI to maintain certain financial ratios. RCI was in compliance with such ratios at September 30, 1998.

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

     At September 30, 1998, the Company's net deferred tax asset, utilizing a 34% effective tax rate, consisted of:

                  Deferred tax assets:
                Investment partnership earnings                       $  1,921,000
                Net operating loss carryforwards                        12,197,000
                Alternative minimum tax credits                            321,000
                Total deferred tax assets before valuation            ------------
                allowance                                               14,439,000

                         Valuation allowance                           (14,439,000)
                                                                      ------------

                         Net deferred tax asset                       $    -0-
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

     For the three months and nine months ended September 30, 1998, the tax effect of net operating loss carryforwards reduced the current provision for federal income taxes by approximately $188,000 and $425,100, respectively. The Company provided $49,500 for taxes which relates to the alternative minimum tax.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         GENERAL

         Regency Affiliates, Inc. (the "Company") is the parent company of several subsidiary business operations as described below. The Company is committed to develop and/or monetize these business operations for the benefit of its shareholders and continues to commit both financial and personnel resources to an active merger and acquisition program in order to enhance future common stockholders' values. The Company's Common Stockholders' equity at September 30, 1998 was $10,632,800 as compared to $8,773,800 at September 30, 1997, an increase of $1,859,000 for the twelve months ending September 30, 1998.
         equity.

         LIQUIDITY AND CAPITAL RESOURCES.

         The investment in Security is estimated to provide the Company with management fees of approximately $100,000 per annum until 2003. In the quarter ending September 30, 1998, the Company's income from its equity investment in the Partnership was $970,500. These funds, however, are presently committed for the amortization of the outstanding principal balance on Security's real estate mortgage and, while the Company's equity investment has increased to $14,784,200, the partnership does not provide liquidity to the Company in excess of the $100,000 annual management fee. The Company has, however, been successful in obtaining financing with respect to this investment (see Note 3).

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

         On the date of acquisition of the new facility, a tenant was renting 23,000 square feet of a separate part of this facility at a base rent of $17,400 per year plus an allocable share of the real estate taxes. The Company intends to maintain this tenant relationship on an ongoing basis. As of August 15, 1998, the Company rented an additional 28,000 square feet at an annual minimum rent of $71,680 and will occupy the remainder of this facility by the end of the year.

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

         The Company is continuing to explore opportunities for the acquisition of companies with operations that will provide additional liquidity and cash flow. The Company anticipates that such acquisitions would be financed by borrowings secured by the assets acquired and by the proceeds of its recent Loan Agreement, or other loans. There can be no assurances that any such acquisitions or transactions will come to fruition. Although the Company is not obligated to disclose non-material agreements and/or non-binding Letters of Intent, the following is presented on the basis of full and adequate disclosure with the caution so as not to place any undue reliance on these forward-looking statements.

         Chancellor Group

         On January 31, 1998, NRDC entered into a non-binding Letter of Intent with the Chancellor Group, Inc. to transfer the stock of NRDC in exchange for $7 million face value preferred shares of the Chancellor Group, Inc. The preferred shares would carry a 7% dividend rate and be convertible at any time after 24 months from the date of issuance into the common stock of the Chancellor Group, Inc. The Chancellor Group, Inc. would have the option to redeem the preferred shares at any time prior to conversion at the stated face value. Management believes that it may be appropriate to distribute the stock of NRDC to the Regency shareholders prior to such an exchange of the NRDC stock for the preferred shares of the Chancellor Group, Inc. The Company has been notified by the Chancellor Group that they are continuing to make efforts toward obtaining the financing necessary to proceed with this transaction. While the non-binding Letter of Intent outlines the terms of an exchange of the NRDC stock for the preferred shares of the Chancellor Group, Inc., there can be no assurance that such an exchange would come to fruition or that, if a definitive agreement is reached, it will provide for the same or similar economic terms.

         Aggregate Sales Corp.

         On September 3, 1998, the Company entered into an agreement with Aggregate Sales Corp., a Florida corporation, under which Aggregate Sales Corp. is entitled to a one year period in which to establish an entity capable of all aspects necessary to commercialize the production of approximately 75 million tons of aggregate rock owned by the Company and located at the Groveland Mine near Iron Mountain, Michigan. This entity would provide the crushing, washing and earth moving equipment and any investment necessary to crush and process this aggregate rock to specific gradations for delivery to customers for use as railroad ballast, concrete and asphalt production, road building and similar uses. Aggregate Sales Corp. would pay the Company a royalty based on the amount of aggregate sold.

         On-Line Financial Services, Inc.

         On August 10, 1998, the Company entered into a non-binding Letter of Intent to acquire 30% of the outstanding common stock of On-Line Financial Services, Inc. in exchange for $50,000 and a $250,000 zero coupon non-recourse note bearing interest at 1% below the prime rate of Norwest Bank. The note is to be secured by 125,000 tons of aggregate rock owned by NRDC. The note and accrued and unpaid interest would be payable in five years unless earlier cancelled as a result of On-Line Financial Services, Inc. becoming publicly traded. The Company and On-Line Financial Services, Inc. are in the process of negotiating the terms of the definitive agreement with respect to this transaction.

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

         Cruttenden Roth

         On August 17, 1998, the Company engaged Cruttenden Roth, Inc. to assist the Company with its acquisition program. The Company has agreed to pay Cruttenden Roth a fee of $25,000 payable over 12 months and a success fee if the Company acquires a business within the next two years. The Company is analyzing the acquisition prospects introduced by Cruttenden Roth.

         YEAR 2000 ISSUES

         The Company has determined that there will be no material effect on the Company's business, results of operations or financial condition as a consequence of its Year 2000 issues, considering the Company's efforts to avoid any such consequences.

         FORWARD LOOKING STATEMENTS

         This Report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Statements as to what the Company "believes," "intends", "expects" or "anticipates", and other similarly anticipatory expressions, are generally forward-looking and are made only as of the date of this Report. Readers of this Report are cautioned not to place undue reliance on such forward-looking statements, as they are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. The Company is subject to numerous contingencies, risks and uncertainties including, but not limited to the following, that could have a severe impact on the Company.

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

         (iii) As of September 30, 1998, the Company was dependent upon the investment in Security Land and Development Company Limited Partnership, the operations of RCI, and its interest income for a material portion of its cash flow and for a material portion of its reportable income.

          (iv) The investment activities of the Company do not, in and of themselves, generate sufficient cash flow to cover its corporate operating expenses and thus the Company must rely on its cash reserves to fund these expenses.

           (v) An unsecured default in the Lease or sudden catastrophe to the Security office complex from uninsured acts of God or war could have a materially adverse impact upon the Company's investment in Security and therefore its financial position and results of operations (see Note 2).

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

         SUBSEQUENT EVENTS

         On November 5, 1998, the Company entered into a non-binding Letter of Intent to acquire the business operations of GuildMaster, Inc. in exchange for $300,000 of cash and $2,000,000 of convertible preferred stock with terms and conditions to be designated by the Board of Directors. GuildMaster, Inc. manufactures innovative and fashion-forward decorative accessories for the home, accent furniture, lamps, and wall decor in their facilities located in Springfield, Missouri. While the Letter of Intent outlines the terms of this transaction, there can be no assurance that such a transaction will be completed or that, if a definitive agreement is reached, it will provide for the same or similar economic terms.

         RESULTS OF OPERATIONS.

         The operations of Regency Affiliates, Inc. and its subsidiaries during the three months and nine months ended September 30, 1998, included the casual sales of aggregate, limited rental income and the sale of wood and cast marble decorative fireplaces, heater logs, and related accessories as well as an active merger and acquisition program with a view to enhance future company operations.

         Three Months Ending September 30, 1998 and 1997.
         ------------------------------------------------

         Sales of Rustic Crafts increased $123,000 or 13% in the third quarter of 1998 compared to the third quarter of 1997 as a result of an increase in the volume of units shipped. The backlog at September 30, 1998, is $1,139,000 compared to $435,000, at September 30, 1997. Gross margin increased $54,400 from the previous year as a result of the increase in sales and a slight improvement in the gross margin percentage.

         Selling and administrative expense increased $76,500 over the preceding quarter reflecting higher costs associated with the Company's manufacturing operations.

         Income from the Company's equity investment in partnership increased $118,800 over the preceding quarter. The increase was due to increased rental income from additional renovated space offset by increased depreciation and net interest expense.

         Interest expense increased $58,900 in the third quarter of 1998 compared to the similar quarter in 1997. The higher interest expense reflects the cost of the long-term debt incurred to acquire a manufacturing facility, higher short-term borrowings and higher principal amounts from the refinancing of the SIPI loan. These increases were offset by significantly lower interest rates associated with the refinancing of the SIPI loan which is secured by the Company's investment in a partnership.

         Nine Months Ending September 30, 1998 and 1997.
         -----------------------------------------------

         Sales for Rustic Crafts increased $609,600 in the nine months ended September 30, 1998, compared to the same period in the prior year. The increase is due to the acquisition of Rustic Crafts in March 1997 and an increase in volumes shipped over the comparable period from a year ago. The gross margin percentage decreased from 33.4% in 1997 to 30.6% in 1998 primarily reflecting higher costs for direct labor.

         Selling and administrative expenses increased $295,500 in 1998 over 1997, primarily as a result of increased expenses at Rustic Crafts for a nine month period in 1998 as compared to a six month period in 1997.

         Income from the Company's equity investment in partnership increased $157,200 in 1998 over 1997. The increase resulted from increased rental income from renovated space offset by higher depreciation and net interest expense.

         Interest expense increased $484,400 in 1998 over 1997. This increase in interest expense is due to i) a prepayment penalty and the write-off of debt issuance costs incurred in connection with SIPI loan which was refinanced in the second quarter of 1998; ii) interest cost associated with the debt financing issued in connection with the acquisition of a manufacturing facility, and iii) higher long-term debt resulting from the refinancing of the SIPI loan as discussed above. The effective interest rate on the new debt is significantly less than the effective rate of the SIPI loan.

         Net income decreased $464,200 in 1998 from the similar period in 1997. Higher gross margins and income from partnership was offset by increased selling and administrative expenses and higher interest expense.

PART II - OTHER INFORMATION

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to the vote of security holders during the reporting period ending September 30, 1998.

ITEM 5.  OTHER INFORMATION.

                      None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  Exhibit 27        Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            REGENCY AFFILIATES, INC.
                         -------------------------------
                                  (Registrant)






 November 13, 1998              By:   /s/ Douglas F. Long
---------------------              -------------------------------------------
   Date                               Douglas F. Long, Chief Financial Officer