Form 10-K405
period 1998-12-31
REGENCY AFFILIATES INC
filed 1999-04-14
CIK 99249

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 COMMISSION FILE NO. 1-7949
                               ------------ ----

                            REGENCY AFFILIATES, INC.
                           -------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                          72-0888772
           --------                                          ----------
 (State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                         Identification Number)

729 South Federal Hwy., Suite 307, Stuart, Fl.                 34994
----------------------------------------------                 -----
 (Address of principal executive offices)                    (Zip Code)

10842 Old Mill Road, # 5B, Omaha, NE                           68154
------------------------------------                           -----
 (Address of administrative offices)                         (Zip Code)


Registrant's Telephone Number (executive office), including Area Code:      (561-220-7662)
                                                                            --------------

Registrant's Telephone Number (administrative office), including Area Code: (402-330-7460)
                                                                            --------------


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

       ______________________________ None ______________________________
                                (Title of Class)

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

                            Yes X         No
                               ---          ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non affiliates of the registrant was approximately $8,842,000 on February 28, 1999, computed on the basis of $.70 per share of Common Stock, the mean of the bid and asked price as reported on the over-the-counter market of the bulletin board on that date.

The number of shares outstanding of the registrant's $.40 Par Value Common Stock, as of February 28, 1999, was 12,632,089.

Documents incorporated by reference (See Exhibit Listing).

This report on Form 10-K consists of 36 pages, including two cover pages.



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

         Subsequent to a restructuring in 1992, the Company, on July 7, 1993, acquired an 80% interest in National Resource Development Corporation ("NRDC") (the "NRDC Transaction") by the issuance of 2,975,000 shares of the Company's $0.40 p.v. Common Stock, 208,850 shares of the Company's cumulative $100 Series C Preferred Stock and 20% of the outstanding shares of Transcontinental Drilling Company ("Drilling"), a subsidiary of the Company to the Statesman Group, Inc. ("Statesman"), an international business corporation organized under the laws of the Bahamas (see Item 12). NRDC's principal asset consists of previously quarried and stockpiled aggregate inventory located at a mine site in Michigan. The aggregate inventory was, and continues to be, pledged to secure repayment of certain Zero Coupon bonds which have been issued by NRDC having a face value at maturity of $542,000 on January 1, 2002.

         On July 7, 1993, Statesman designated eight (8) persons to fill existing vacancies on the Board of Directors of the Company. The appointments were made by the sole acting director to fill the vacancies until their successors are duly elected and qualified.

         Statesman, in addition to owning the shares of the Company's Common Stock received in the NRDC Transaction, through its right to designate the eight persons to fill the existing vacancies on the Board of Directors until a Shareholders' Meeting, effectively has current voting control of a total of 3,982,368 shares, or approximately 32% of the 12,632,089 outstanding shares as of December 31, 1998, by virtue of irrevocable proxies over 855,991 shares given to a proxy committee of the Board of Directors as part of the NRDC Transaction, and the 3,126,377 shares currently held by Statesman.

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



                        RUSTIC CRAFTS INTERNATIONAL, INC.

         Rustic Crafts International, Inc., a wholly owned subsidiary of the Company, is a manufacturer of decorative wood and cast marble fireplaces, mantels, shelves, fireplace accessories and other home furnishings.
Rustic Crafts employs approximately 50 persons.

         In 1998 and 1997 Rustic Crafts generated revenues of approximately $3,698,000 and $2,873,000, respectively, which represented 98% and 99% of total revenues of the Company, excluding income from its equity investment in the Partnership. Its largest customer, J.C. Penney Co., Inc. represents 53% and 28% of the consolidated revenues of Regency in 1998 and 1997, respectively. Approximately 35% of the sales of Rustic Crafts occur in the fourth quarter of the calendar year. As of December 31, 1998, Rustic Crafts had a backlog of orders of approximately $1,110,000. Although orders are generally subject to termination, the Company has historically experienced minimal cancellation of orders.

         Rustic Crafts purchases the raw materials used in its manufacturing process from several suppliers. The Company believes that there is minimal risk from any cancellation of suppliers and that there are several suppliers who are capable of supplying similar quality products at competitive prices.

         Rustic Crafts has a number of competitors for its products, and management considers the business to be competitive.

                                      NRDC

         NRDC has as its sole asset approximately 75 million short tons of previously quarried and stockpiled rock ("Aggregate") located at the site of the Groveland Mine in Dickinson County, Michigan. During the year ended December 31, 1998, NRDC made only casual sales of Aggregate (less than $100,000).

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

Employees

         As of December 31, 1998, Regency and its subsidiaries employed 54 people.



ITEM 2.  PROPERTIES

         Reference is made to Item 1, Business, page 3 of this report, for a description of the Security West Building at 1500 Woodlawn Drive, Woodlawn, MD, which property is owned by Security Land And Development Company Limited Partnership.

         Rustic Crafts International, Inc. conducts its manufacturing operations in a multistory leased facility located at 315 Cherry Street, Scranton, Pennsylvania and in a second leased facility located at 305 Cherry Street, Scranton, Pennsylvania. Both premises are occupied pursuant to a sublease which terminates July 31, 2001, with Rustic Crafts Co., Inc., the seller of the assets of the business. In March 1998, the Company purchased a 126,000 square foot building located at 40 Poplar Street in Scranton, Pennsylvania. The Company has renovated the building and will begin to occupy the space during 1999. Almost all manufacturing operations will eventually be moved to this location. Approximately 50,000 square feet in this building are leased to other tenants.

         As of December 31, 1998, NRDC owned approximately 75 million short tons of Aggregate located at the site of the Groveland Mine in Dickinson County, Michigan. The Groveland Mine is an iron ore mine that was shut down in 1981 by a former owner and operator, M.A. Hanna Company. The mine was acquired by International Aggregate Corporation in December, 1989. International Aggregate Corporation subsequently transferred title to the Aggregate to National Resource Development Corporation (Delaware), NRDC's predecessor.

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

         As of December 31, 1998 the Company owned a one-story commercial building located on a one-eighth acre parcel of land located in Stuart, Florida which was leased to a single tenant. The Company also owned a condominium in Jensen Beach, Florida. These properties were sold in March 1999 at approximately their original purchase price.


ITEM 3.  LEGAL PROCEEDINGS

         As of December 31, 1998 and the date of this report there were no legal proceedings involving the Company or any of its subsidiaries.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to the vote of security holders during the quarter ending December 31, 1998.



                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS

Market information.

         Regency's Common Stock is traded in the over-the-counter market on the bulletin board. The following table sets forth the high and low bid prices for each calendar quarter during the last two fiscal years of the Company. The bid quotations represent interdealer prices and do not include retail markups, mark-downs or commissions. The prices indicated may not reflect the actual market for substantial quantities of the Company's Common Stock. As of December 31, 1998, there were approximately 3,200 common shareholders of record.

                 YEAR ENDED
               DECEMBER 31, 1997       HIGH ($)             LOW ($)
               -----------------       --------             -------

               First Quarter            .72                   .44
               Second Quarter           .69                   .50
               Third Quarter            .94                   .56
               Fourth Quarter           .69                   .48

                   YEAR ENDED
                DECEMBER 31, 1998       HIGH ($)            LOW ($)
                -----------------       --------            -------

                First Quarter            .63                   .44
                Second Quarter           .78                   .59
                Third Quarter            .85                   .50
                Fourth Quarter           .66                   .50


Dividend policy.

         The Company has not paid or declared cash dividends on its Common Stock during the last two fiscal years. The Company has no present intention to pay cash dividends on its Common Stock in the future.

         In early 1990, Continental Illinois National Bank & Trust of Chicago ("Continental") resigned as the Company's registrar and transfer agent because of the Company's inability to pay Continental for services performed. The records were forwarded to the Company and the Company has since assumed the record keeping responsibility.

Issuance of securities.

         In 1998, the Company issued 187,000 shares of its Common Stock to William R. Ponsoldt, Sr. as part of his compensation. Also, in 1998, the Company issued 10,000 shares of its Common Stock to two employees of Rustic Crafts as part of their compensation.

         In March 1997, the Company issued 100,000 shares of its Common Stock at a value of $60,000 to Rustic Crafts Co., Inc., as part of the sale of that corporation's business to Rustic Crafts International, Inc. The Company received no cash consideration for the issuance of these shares and no underwriter was involved. The Company claims an exemption from registration pursuant to Section 4 of the Securities Act of 1933.

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

The options are exercisable immediately and remain exercisable until April 15, 2007. At the option of Statesman, payment may be made by Statesman for exercise of the options, in whole or in part, in the form of a promissory note executed by Statesman, secured only by a pledge of the shares purchased, with interest accruing for any quarter at the prime rate, and interest and principal payable in a balloon payment five years after the date of the note, provided that if the Company's Board of Directors reasonably determines that exercising the options by delivery of a note would render the respective purchase of shares void or voidable, then the Board may require, as a condition to exercise of the options, that Statesman either (i) pay at least the par value of the shares in cash (with the balance paid by delivery of a note), or (ii) provide acceptable collateral other than the shares themselves to secure payment of the note. The Company has determined that these options have no readily determinable fair value consistent with the provisions of SFAS No. 123. Therefore, the Company has not recognized any cost associated with the issuance of these options, and net earnings per share for 1997 have not reflected any such costs.


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

         Series-E Cumulative Convertible Preferred Stock - $100 Stated Value - $0.10 Par Value

         Quarterly dividends on the Series-E Preferred Stock are cumulative from the dates of original issue and are payable in cash or accrued at the option of the Company. The Series-E Preferred Stock carries the right to receive an annual dividend of $12.50 per share. Subject to certain conditions, the Series-E Preferred Stock must be redeemed by the Company commencing on the fifth anniversary from the date of issuance. At any time after the second anniversary of the date of issuance, the Company may redeem the shares at their stated value plus accrued and unpaid dividends. Holders of the Series-E Preferred Stock, commencing on the second anniversary of the date of issuance, have the right to convert their shares into a number of shares of Common Stock of the Company determined by dividing $100, plus accrued and unpaid dividends, by a figure equal to 88% of the average bid price for Common Stock for the 90 days previous to the date the Series-E stock is surrendered for conversion. Redemption of the Series-E shares by the Company will terminate the conversion rights. The Series-E shares carry a preference upon liquidation. Except in limited circumstances, the Series-E shares carry no voting rights. As of December 31, 1998, a total of 2,477 shares of the Series-E Preferred Stock have been converted into 468,551 shares of the Company's Common Stock, leaving 2,567 shares of the Series-E Preferred Stock issued and outstanding at year end.

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

         Rustic Crafts International, Inc.

         Regency Affiliates, Inc. is the owner of 100% of the issued and outstanding common stock of Rustic Crafts International, Inc.

ITEM 6.           SELECTED FINANCIAL DATA.




                                        1998           1997          1996         1995            1994
                                        ----           ----          ----         ----            ----
---------------------------------------------------------------------------------------------------------
REVENUES                             $3,789,839    $2,908,253        $6,102        $2,597        $5,125

INCOME FROM EQUITY INVESTMENT IN
PARTNERSHIP                           3,950,090     3,820,913     4,268,904     3,718,056       100,000

NET INCOME (LOSS)                     1,794,560     2,187,618     2,802,467     3,298,589     (102,541)

NET INCOME (LOSS) PER SHARE
(BASIC)                                    0.14          0.17          0.24          0.29        (0.01)

NET INCOME (LOSS) PER SHARE
(DILUTED)(1995 RESTATED)                   0.12          0.15          0.20          0.21        (0.01)

TOTAL ASSETS                         24,127,416    15,432,529    11,566,678     4,980,148     1,473,832

LONG-TERM DEBT (INCLUDING CURRENT
PORTION) & REDEEMABLE PREFERRED      11,795,480     5,175,400     4,600,994       691,254       557,954
STOCK




ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


General.

         Regency Affiliates, Inc. (the "Company") is the parent company of several subsidiary business operations. The Company is committed to develop and/or monetize these business operations for the benefit of its shareholders and continue to commit both financial and personnel resources to an active merger and acquisition program in order to enhance common stockholders' values. The Company's Stockholders' Equity at December 31, 1998 was $11,219,050 as compared to $9,341,708 at December 31, 1997, an increase of $1,877,342 for the year ended December 31, 1998.

Liquidity and Capital Resources.

         The investment in Security is estimated to provide the Company with management fees of approximately $100,000 per annum until 2003. In the year ending December 31, 1998, the Company's income from its equity investment in the Partnership was $3,950,090. These funds, however, are presently committed for the amortization of the outstanding principal balance on Security's real estate mortgage and, while the Company's equity investment has increased to $15,799,631, the partnership does not provide liquidity to the Company in excess of the $100,000 annual management fee. The Company has, however, been successful in obtaining financing with respect to this investment.

         On March 15, 1998, Rustic Crafts purchased a building of 126,000 square feet located near the current facility in Scranton, Pennsylvania. The cost of acquiring and equipping this facility of approximately $2 million is being funded by new borrowings from PNC Bank in the form of a first mortgage in the amount of $960,000, a construction line of credit of $410,000 and equipment financing of $400,000. This new facility will significantly increase the operating capacity and enable Rustic Crafts to more efficiently meet its current order backlog and increase its customer base. Rustic Crafts has recently employed a new President who has substantial industry background and plans to increase its sales and distribution of both manufactured and imported products. Management anticipates that Rustic Crafts will provide significant cash distributions for use by the Company.

         On the date of acquisition of the new facility, a tenant was renting 23,000 square feet of this facility at a base rent of $17,400 per year plus an allocable share of the real estate taxes. The Company intends to maintain this tenant relationship on an ongoing basis. As of August 15, 1998, the Company rented an additional 28,000 square feet at an annual minimum rent of $71,680 and plans to occupy the remainder of this facility for operations.

         The Company experimented during 1997 for a one month period by installing aggregate crushing and marketing operations at the Groveland Mine in an informal joint venture with another company. The Company marketed approximately 60,000 tons of aggregate rock and had revenue from all sources of approximately $92,000,000 during the year ended December 31, 1998. Based on this experiment, the Company is attempting to establish a permanent infrastructure to commercialize the inventory of previously quarried and stockpiled aggregate at the Groveland Mine in conjunction with an experienced aggregate supply company. At this time there is no assurance that such commercialization will occur. The Company is also exploring opportunities to monetize this asset for the benefit of the Company's shareholders and has thus entered in an Agreement and Plan of Merger with Cotton Valley with respect to this property (see Subsequent Events).

         The Company is continuing to explore opportunities for the acquisition of companies with operations that will provide additional liquidity and cash flow (see Subsequent Events with respect to GuildMaster). The Company anticipates that such acquisitions would be financed by borrowings secured by the assets acquired and by the proceeds of its recent Loan Agreement, or other loans. There can be no assurance that any such acquisition or transaction will come to fruition. On August 17, 1998, the Company engaged Cruttenden Roth, Inc. a California based Investment Banking firm, to assist the Company with its acquisition program. The Company has agreed to pay Cruttenden Roth a fee of $25,000 payable over 12 months and a success fee if the Company acquires a business within the next two years. The Company is analyzing the acquisition prospects introduced by Cruttenden Roth.

Results of Operations.

         The operations of Regency Affiliates, Inc. and its subsidiaries during the year ended December 31, 1998, included the casual sales of aggregate, limited rental income and the sale of wood and cast marble decorative fireplaces, heater logs, and related accessories, as well as an active merger and acquisition program with a view to enhance future company value.

         1998 Compared to 1997

         Net sales increased $881,586 in 1998 over 1997 reflecting twelve months of sales of Rustic Crafts in 1998 compared to ten months in 1997. Sales for the ten-month period ended December 31, 1998 increased 14% or $396,000 over the comparable period in 1997. As a result of increased volumes, Rustic Crafts purchased an additional facility in order to meet the increased demand for its products. Rustic Crafts also hired a new president to oversee the manufacturing operations which has slightly increased its administrative costs.

         Gross margins increased $188,714 as a result of the increase in sales described above. However, the percentage of gross margin to sales declined from 33.7% in 1997 to 30.8% in 1998, primarily as a result of higher direct labor costs at Rustic Crafts.

         General and administrative expenses increased $255,221 or 14.3% in 1998 over 1997, largely as a result of increased corporate expenses, particularly executive salaries and bonuses and a transition of management at Rustic Crafts.

         Income from equity in partnership increased $129,177 over 1997 due to higher rental income from renovated space partially offset by higher net interest expense, depreciation and other operating costs.

         Other income increased $95,920 in 1998 primarily as a result of rental income from the building purchased by Rustic Craft in early 1998, and interest income from short-term investments purchased with the proceeds of long-term debt.

         Interest expense increased $512,754 in 1998 over 1997. This reflects the higher principal of the KBC loan and the payment of a penalty to pay off the SIPI loan before maturity. The effective interest rate was reduced from almost 20% on the SIPI loan to less than 9% on the KBC loan.

         Net income decreased $393,058 in 1998. Although gross margins increased $188,714, the increase was offset by increases in general and administrative expenses and interest expense.

         1997 Compared to 1996

         1997 included ten months of operations of Rustic Crafts which reflect net sales of $2,872,865, cost of sales of $1,912,413 and general and administrative expenses of $610,714 exclusive of the allocation of general and administrative expenses of $230,000 from Regency. There were no operations of Rustic Crafts included in 1996.

         Income from the Company's equity investment in Security Land and Development decreased $447,991 in 1997 as compared to 1996. This decrease was the result of lower interest income as escrow funds were invested in renovations, and higher depreciation expense due to capitalized improvements, offset by reductions in interest expense and increases in other income.

         Interest expense increased $396,759 primarily due to interest on the SIPI loan for twelve months in 1997 compared to six months in 1996.

         Income tax expense decreased $152,723 in 1997. Income taxes in 1996 included provisions for years prior to 1996.

         Net income attributable to common shareholders decreased $586,980 in 1997 compared to 1996. The decrease is the result of operating income from Rustic Crafts and lower income taxes offset by increases in administrative expenses, lower equity earnings from investment in Security Land and Development and increased interest expense.

Subsequent Events

         On March 1, 1999, the Company and Cotton Valley Resources Corporation ("Cotton Valley") entered into an Agreement and Plan of Merger (the "Merger Agreement") which was subsequently approved by each company's Board of Directors. The Merger Agreement provides that Cotton

Valley will exchange 15 million of its common shares for the Company's interest in NRDC and 10 million of its common shares for Statesman's interest in NRDC and Statesman's interest in International Aggregate Company. The Merger Agreement is contingent upon the vote of the Cotton Valley shareholders which is scheduled for May 21, 1999, Cotton Valley maintaining its American Stock Exchange listing, and other matters. While the Company expects that these contingencies will be satisfied, there can be no assurance that these expectations will be met and the transaction will be consummated.

         In March 1999, the Company reached an agreement in principle to acquire the assets and assume certain liabilities of GuildMaster, Inc. ("GuildMaster"). The agreement provides that the Company will acquire the assets of GuildMaster in exchange for $500,000 in cash, $1,800,000 of face value convertible preferred shares with terms and conditions to be designated by the Board of Directors, the assumption of certain liabilities and other consideration based on the future performance of GuildMaster. GuildMaster manufactures innovative and fashion-forward decorative accessories for the home. Revenues for 1998 are estimated to be $4,500,000. While the Company believes that this transaction will be consummated, there can be no assurance that the transaction will be completed or that, if completed, it will be on the same or similar economic terms.

Year 2000 Issues.

         The Company has determined that there will be no material effect on the Company's business, results of operations or financial condition as a consequence of its Year 2000 issues, considering the Company's efforts to avoid any such consequences.

Statements of Financial Accounting Standards.

         The Financial Accounting Standards Board issued "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of " ("SFAS 121"). SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 has not had a material effect on the Company's financial position or results of operation.

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," establishes accounting and reporting standards for stock-based compensation plans. This standard encourages the adoption of the fair value-based method of accounting for employee stock options or similar equity instruments, but continues to allow the Company to measure compensation cost for those equity instruments using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the fair value-based method, compensation cost is measured at the grant date based on the value of the award. Under the intrinsic value-based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount the employee must pay to acquire the stock. The Company uses the intrinsic value-based method for stock-based compensation to employees. As a result, this standard does not have any effect to the Company's financial statements other than to require disclosure of the pro forma effect on net income of using the fair value-based method of accounting. Management believes this effect to currently be immaterial.


Forward-Looking Statements.

         This Report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Statements as to what the Company "believes," "intends," "expects," or "anticipates", and other similarly anticipatory expressions, are generally forward-looking and are made only as of the date of this Report. Readers of this Report are cautioned not to place undue reliance on such forward-looking statements, as they are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. The Company is subject to numerous contingencies, risks and uncertainties including, but not limited to, the following that could have a severe impact on the Company;


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

         (iii) As of December 31, 1998, the Company was dependent upon its investment in Security Land And Development Company Limited Partnership, the operations of Rustic Crafts International, Inc. and its interest income for a material portion of its cash flow and for a material portion of its reportable income.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Financial Statements and supplementary data required by Item 8 of
Part II of Form 10-K for the year ending December 31, 1998, are included as follows:


                                                                                       Page
                                                                                       ----

         Independent Auditors' Report                                                   F-3

         Consolidated Balance Sheets as of December 31, 1998 and 1997                   F-4


         Consolidated Statements of Operations for the years ended December 31,
         1998, 1997 and 1996                                                            F-6

         Consolidated Statements of Shareholders' Equity for the years ended
         December 31, 1998, 1997 and 1996                                               F-7

         Consolidated Statements of Cash Flows for the years ended December 31,
         1998, 1997 and 1996                                                            F-8


                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                       1998 CONSOLIDATED FINANCIAL REPORT

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                                    CONTENTS



------------------------------------------------------------------------------

                                                                         Page
                                                                         ----


AUDITORS' REPORT                                                         F-3

FINANCIAL STATEMENTS
    Consolidated balance sheets                                    F-4 - F-5
    Consolidated statements of operations                                F-6
    Consolidated statements of shareholders' equity                      F-7
    Consolidated statements of cash flows                          F-8 - F-9
    Notes to consolidated financial statements                   F-10 - F-29

                          Independent Auditors' Report
                          ----------------------------

Shareholders and Board of Directors
Regency Affiliates, Inc.
Stuart, Florida


         We have audited the accompanying consolidated balance sheets of Regency Affiliates, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We did not audit the 1998, 1997 and 1996 financial statements of Security Land and Development Company Limited Partnership, the investment in which is reflected in the accompanying financial statements using the equity method of accounting. The investment in this partnership represents 65% and 77% of consolidated total assets as of December 31, 1998 and 1997, respectively, and 100% of the income from equity investment in partnership for the years ended December 31, 1998, 1997 and 1996. Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the 1998, 1997 and 1996 amounts included for Security Land and Development Company Limited Partnership, is based solely on the reports of such other auditors.

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

         In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regency Affiliates, Inc. and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

         As more fully discussed in Note 1.L. to the financial statements, the Company has adopted various Statements of Financial Accounting Standards and other professional standards as required. The disclosure requirements of Statement of Position 94-6 (SOP 94-6), "Disclosure of Certain Risks and Uncertainties" are included throughout the notes to the Company's financial statements with an emphasis in Notes 1 and 12.

                                     HAUSSER + TAYLOR LLP

Cleveland, Ohio
March 31, 1999

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                          December 31, 1998 and 1997
--------------------------------------------------------------------------------

                                                  1998            1997
                                                  ----            ----
      ASSETS
      ------

  CURRENT ASSETS
   Cash and cash equivalents                  $ 2,168,541   $   252,354
   Accounts receivable                            752,861       581,585
   Inventory                                      806,006       536,150
   Other current assets                           130,375       120,891
                                              -----------   -----------
       Total current assets                     3,857,783     1,490,980

  PROPERTY, PLANT AND EQUIPMENT, NET            1,980,063       140,182

  INVESTMENTS
   Investment in partnership                   15,799,631    11,951,819
   Rental property, net                           108,512       113,217
                                              -----------   -----------
       Total investments                       15,908,143    12,065,036

  OTHER ASSETS
   Aggregate inventory                            843,049       848,937
   Goodwill, net of amortization                  631,788       677,248
   Debt issuance costs, net of amortization       869,643       128,253
   Other                                           36,947        81,893
                                              -----------   -----------
       Total other assets                       2,381,427     1,736,331




                                              -----------   -----------
                                              $24,127,416   $15,432,529
                                              ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                         REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS

                                 December 31, 1998 and 1997
--------------------------------------------------------------------------------


                                                                   1998            1997
                                                                   ----            ----
           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------

CURRENT LIABILITIES
 Current portion of long-term debt                             $    38,300     $   925,040
 Current portion of serial preferred stock subject to
  mandatory redemption                                             163,600               -
 Note payable                                                      464,200         140,000
 Accounts payable                                                  282,945         256,465
 Accrued expenses                                                  276,165         424,401
                                                               -----------     -----------
     Total current liabilities                                   1,225,210       1,745,906

LONG-TERM DEBT, net of current portion                          11,519,930       4,031,060

COMMITMENTS AND CONTINGENCIES                                            -               -

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                      89,576          94,555

SERIAL PREFERRED STOCK SUBJECT TO MANDATORY
 REDEMPTION (liquidation preference and redemption
 value, $256,700 in 1998 and 1997), net of current portion          73,650         219,300

SHAREHOLDERS' EQUITY
 Serial preferred stock not subject to mandatory redemption
  (maximum liquidation preference, $24,957,326 and
  $24,939,340 in 1998 and 1997, respectively)                    1,052,988       1,052,988
 Common stock, par value $.40, authorized 25,000,000 shares
  issued and outstanding 12,632,089 and 12,435,089 shares
  in 1998 and 1997, respectively (net of 12,460 and
  22,460 treasury shares, respectively)                          5,047,129       4,963,729
 Additional paid-in capital                                        270,510         221,600
 Readjustment resulting from quasi-reorganization at
  December 31, 1987                                             (1,670,596)     (1,670,596)
 Retained earnings                                               6,519,019       4,773,987
                                                               -----------     -----------
     Total shareholders' equity                                 11,219,050       9,341,708
                                                               -----------     -----------

                                                               $24,127,416     $15,432,529
                                                               ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                      REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                     Years Ended December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------


                                                                 1998           1997           1996
                                                                 ----           ----           ----

NET SALES                                                    $ 3,789,839    $ 2,908,253    $     6,102

COSTS AND EXPENSES
 Cost of goods sold                                            2,621,363      1,928,491              -
 General and administrative expenses                           2,042,871      1,787,650        920,789
                                                             -----------    -----------    -----------
                                                               4,664,234      3,716,141        920,789
                                                             -----------    -----------    -----------

LOSS FROM OPERATIONS                                            (874,395)      (807,888)      (914,687)

INCOME FROM EQUITY INVESTMENT IN PARTNERSHIP                   3,950,090      3,820,913      4,268,904

OTHER INCOME, NET                                                141,220         45,300         74,137

INTEREST EXPENSE                                              (1,314,351)      (801,597)      (404,838)
                                                             -----------    -----------    -----------

INCOME BEFORE INCOME TAX EXPENSE AND
  MINORITY INTEREST                                            1,902,564      2,256,728      3,023,516

INCOME TAX EXPENSE                                               (98,583)       (73,665)      (226,388)

MINORITY INTEREST                                                 (9,421)         4,555          5,339
                                                             -----------    -----------    -----------

NET INCOME                                                   $ 1,794,560    $ 2,187,618    $ 2,802,467
                                                             ===========    ===========    ===========

NET INCOME ATTRIBUTABLE TO COMMON
 SHAREHOLDERS
 [after paid or accrued preferred stock dividends of $49,564,
 $65,475 and $81,144 in 1998, 1997 and 1996, respectively,
 and preferred stock accretion of $17,950, $20,600 and
 $32,800 in 1998, 1997 and 1996, respectively]               $ 1,727,046    $ 2,101,543    $ 2,688,523
                                                             ===========    ===========    ===========

NET INCOME PER COMMON SHARE:
 BASIC                                                       $      0.14    $      0.17    $      0.24
                                                             ===========    ===========    ===========

 DILUTED                                                     $      0.12    $      0.15    $      0.20
                                                             ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  Years Ended December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------



                                              Preferred Stock*          Common Stock**
                                            -----------------       -------------------
                                            Shares     Amount       Shares       Amount
                                            ------     ------       ------       ------

BALANCE - JANUARY 1, 1996                  605,291   $1,052,988   11,166,537   $4,456,308
 Issuance of common stock                        -            -      233,334       93,334
 Net income                                      -            -            -            -
 Accretion of Series E preferred stock           -            -            -            -
 Payment of dividend on Series E
  preferred stock                                -            -            -            -
                                           -------   ----------   ----------   ----------
BALANCE - DECEMBER 31, 1996                605,291    1,052,988   11,399,871    4,549,642

 Issuance of common stock                        -            -      566,667      226,667
 Conversion of Series E preferred stock          -            -      468,551      187,420
 Accretion of Series E preferred stock           -            -            -            -
 Payment of dividend on Series E
  preferred stock                                -            -            -            -
 Net income                                      -            -            -            -
                                           -------   ----------   ----------   ----------
BALANCE - DECEMBER 31, 1997                605,291    1,052,988   12,435,089    4,963,729

 Issuance of common stock                        -            -      197,000       83,400
 Accretion of Series E preferred stock           -            -            -            -
 Payment of dividend on Series E
  preferred stock                                -            -            -            -
 Net income                                      -            -            -            -
                                           -------   ----------   ----------   ----------
BALANCE - DECEMBER 31, 1998                605,291   $1,052,988   12,632,089   $5,047,129
                                           =======   ==========   ==========   ==========




                                                     Readjustment
                                         Additional   Resulting        Retained         Total
                                           Paid-in    from Quasi-      Earnings     Shareholders'
                                           Capital   Reorganization    (Deficit)       Equity
                                           -------   --------------    ---------       ------

BALANCE - JANUARY 1, 1996                  $140,000   $(1,670,596)   $  (52,051)   $ 3,926,649
 Issuance of common stock                         -             -             -         93,334
 Net income                                       -             -     2,802,467      2,802,467
 Accretion of Series E preferred stock            -             -       (32,800)       (32,800)
 Payment of dividend on Series E
  preferred stock                                 -             -       (63,158)       (63,158)
                                           --------   -----------    ----------    -----------
BALANCE - DECEMBER 31, 1996                 140,000    (1,670,596)    2,654,458      6,726,492

 Issuance of common stock                    66,666             -             -        293,333
 Conversion of Series E preferred stock      14,934             -             -        202,354
 Accretion of Series E preferred stock            -             -       (20,600)       (20,600)
 Payment of dividend on Series E
  preferred stock                                 -             -       (47,489)       (47,489)
 Net income                                       -             -     2,187,618      2,187,618
                                           --------   -----------    ----------    -----------
BALANCE - DECEMBER 31, 1997                 221,600    (1,670,596)    4,773,987      9,341,708

 Issuance of common stock                    48,910             -             -        132,310
 Accretion of Series E preferred stock            -             -       (17,950)       (17,950)
 Payment of dividend on Series E
  preferred stock                                 -             -       (31,578)       (31,578)
 Net income                                       -             -     1,794,560      1,794,560
                                           --------   -----------    ----------    -----------
BALANCE - DECEMBER 31, 1998                $270,510   $(1,670,596)   $6,519,019    $11,219,050
                                           ========   ===========    ==========    ===========


* Preferred stock does not include Series E preferred stock which is subject to mandatory redemption
** Common stock is net of 12,460 treasury shares at December 31, 1998 and 22,460 treasury shares at December 31, 1997 and 1996

   The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

                                                                1998            1997            1996
                                                                ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                  $1,794,560      $2,187,618      $2,802,467
 Adjustments to reconcile net income to net cash
  used by operating activities:
   Minority interest                                              9,421          (4,555)         (5,339)
   Income from equity investment in partnership              (3,950,090)     (3,820,913)     (4,268,904)
   Distribution of equity earnings from partnership             102,278         102,825         103,229
   Interest amortization on long-term debt                      612,855         756,160         376,940
   Depreciation and amortization                                124,959          91,573           7,401
   Issuance of common stock in lieu of cash compensation        132,310         233,333          93,334
   Changes in operating assets and liabilities:
    Accounts receivable                                        (171,276)       (327,259)              -
    Inventory                                                  (269,856)        (49,137)              -
    Other current assets                                         (9,484)        (96,156)         (1,724)
    Other assets                                                 46,644        (135,813)         13,113
    Accounts payable                                             26,480          26,335         (16,074)
    Accrued expenses                                           (148,236)        102,671         (21,640)
                                                             ----------       ---------      ----------
     Net cash used by operating activities                   (1,699,435)       (933,318)       (917,197)

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of business, net of cash of $13,535                 -           (1,086,465)              -
 Expenditures for property and equipment                     (1,910,484)       (122,029)        (50,884)
                                                             ----------       ---------      ----------
     Net cash used by investing activities                   (1,910,484)     (1,208,494)        (50,884)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from long-term debt                                10,805,307               -       3,500,000
 Payment of long-term debt                                   (4,607,750)              -               -
 Debt issuance costs                                           (949,673)              -        (124,795)
 Net short-term proceeds (payments)                             324,200         140,000         (80,000)
 Dividends paid                                                 (31,578)        (47,489)        (63,158)
 Dividends paid to minority interest                            (14,400)         (2,000)              -
                                                             ----------       ---------      ----------
     Net cash provided by financing activities                5,526,106          90,511       3,232,047
                                                             ----------       ---------      ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              1,916,187      (2,051,301)      2,263,966

CASH AND CASH EQUIVALENTS - BEGINNING                           252,354       2,303,655          39,689
                                                             ----------       ---------      ----------

CASH AND CASH EQUIVALENTS - ENDING                           $2,168,541       $ 252,354      $2,303,655
                                                             ==========       =========      ==========


   The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                  Years Ended December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------




                                                                                  1998             1997             1996
                                                                                  ----             ----             ----
Supplemental disclosures of cash flow information:
 Cash paid during the year for:
  Interest (includes prepayment penalty of $216,702 in 1998)                  $ 746,413       $   27,187         $ 23,890
  Income taxes                                                                   82,350           60,750          257,838

Supplemental disclosures of noncash investing and financing activities:

 In 1998, the Company issued 187,000 shares of common stock as compensation to Mr. William R. Ponsoldt, Sr., the Company's President.

 In 1998, the Company issued 10,000 shares of common stock held in treasury to two of its employees as additional compensation.

 In 1997, the Company issued 468,551 shares of common stock in exchange for 2,477 shares of Series E mandatorily redeemable preferred stock.

 In 1997, the Company issued 100,000 shares of its common stock and paid $1,100,000 in cash for all of the assets of Rustic Crafts, Inc. (see Note 2). In connection therewith, the
 Company acquired assets and assumed certain liabilities as follows:

        Fair value of assets acquired including goodwill                                      $1,573,778
        Cash paid                                                                             (1,100,000)
        Common stock issued                                                                      (60,000)
                                                                                              ----------
        Liabilities assumed                                                                   $  413,778
                                                                                              ==========


   The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               A. Principles of Consolidation and Nature of Business - The consolidated financial statements include the accounts of Regency Affiliates, Inc. (the "Company"), its wholly owned subsidiary, Rustic Crafts International, Inc. ("Rustic Crafts") and its 80% owned subsidiaries, National Resource Development Corporation ("NRDC"), Transcontinental Drilling Company ("Drilling") and RegTransco, Inc. ("RTI"). All significant intercompany balances and transactions have been eliminated in consolidation. Substantially all net sales in 1998 and 1997 were generated through Rustic Crafts, which manufactures wood and cast marble decorative fireplaces, heater logs and related accessories. Rustic Crafts extends credit to its customers who primarily are mass merchants, fireplace specialty distributors and furniture stores. One customer accounted for approximately 53% and 28% of consolidated sales for 1998 and 1997, respectively. The loss of this customer could have a significant effect on Rustic Crafts' results of operations.

                    Regency Affiliates, Inc.'s (Registrant's) share of consolidated net assets at December 31, 1998 and 1997 consists principally of cash and cash equivalents of approximately $2,105,000 and $248,000, respectively, investment in partnership of approximately $15,800,000 and $11,952,000, respectively, property, plant and equipment (including rental property) of approximately $128,000 and $133,000, respectively, and liabilities of approximately $9,965,000 and $5,070,000, respectively.

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

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

               B.   Earnings Per Share (Continued)

                    The weighted average number of shares used in basic earnings per share computations for 1998, 1997 and 1996 was approximately 12,546,000, 12,038,000 and 11,400,000, respectively. The weighted average number of shares used in the computation of diluted earnings per share for 1998, 1997 and 1996 was approximately 14,892,000, 14,231,000 and
                    14,252,000, respectively. The Company's stock is thinly traded in the over-the-counter market on the bulletin board section. In 1998, 1997 and 1996, market prices of $.547 per share, $.616 per share and $.525 per share, respectively, were utilized in the conversion formulas for the computation of diluted earnings per share. In 1998, 1997 and 1996, if market prices of $.437 per share, $.437 per share and $.25 per share, respectively, the lowest bid price of the Company's common shares during the year, were used in the conversion formulas, the weighted average number of shares utilized in the computation of diluted earnings per share would amount to approximately 15,169,000, 14,631,000 and 16,164,000, respectively, yielding diluted earnings per share of $.12, $.15, and $.17, respectively.

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

               E. Inventory - Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Inventory is comprised of the following at December 31, 1998 and 1997:

                                                           1998          1997
                                                           ----          ----

                        Finished products               $ 379,672     $ 294,564
                        Work-in-process                   120,416        56,049
                        Raw materials and supplies        305,918       185,537
                                                        ---------     ---------

                                                        $ 806,006     $ 536,150
                                                        =========     =========

                   REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

               F. Property, Plant and Equipment/Rental Property - Property, plant and equipment and rental property are carried at cost. Depreciation is provided over the estimated useful lives of the assets by the use of the straight-line and declining balance methods. These items consist of the following at December 31, 1998 and 1997:


                                                        Property, Plant
                                                         and Equipment                  Rental Property
                                                     --------------------            --------------------
                                                     1998            1997            1998            1997
                                                     ----            ----            ----            ----

                    Real property                 $1,836,526      $       -       $ 118,877       $ 118,877
                    Leasehold improvements            73,200         73,200               -               -
                    Machinery and equipment          173,347         99,389               -               -
                                                  ----------      ---------       ---------       ---------
                                                   2,083,073        172,589         118,877         118,877
                    Accumulated depreciation         103,010         32,407          10,365           5,660
                                                  ----------      ---------       ---------       ---------
                                                  $1,980,063      $ 140,182       $ 108,512       $ 113,217
                                                  ==========      =========       =========       =========


                    Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was $81,056, $36,194 and $-0-, respectively.

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

                    During the years ended December 31, 1998, 1997 and 1996, the Company made only casual sales of aggregate. Aggregate is primarily sold for railroad ballast, road construction, construction along shore lines and decorative uses. The market for aggregate stone is highly competitive and, as shipping costs are high, the majority of sales, if any, can be anticipated to be made locally. Other companies that produce rock and aggregate products are located in the same region as the Groveland Mine. Many of these competitors will have greater financial and personnel resources than the Company. Therefore, the Company is actively pursuing various ventures to process and market the aggregate. While the Company is hopeful that such a venture can be formed, there can be no assurance that such a transaction will come to fruition. Moreover, the success of such a venture will be dependent upon the market for aggregate in the State of Michigan. As a consequence, there can be no assurance that the Company will be able to consummate sales of material amounts of its aggregate (See Note 12).

               H. Goodwill - Goodwill resulted from the acquisition of Rustic Crafts in 1997. The goodwill is being amortized straight-line over a period of 15 years. Accumulated amortization was $83,344 and $37,884 at December 31, 1998 and 1997, respectively.

               I. Debt Issuance Costs - Debt issuance costs are recorded at cost and are being amortized over 66 months, the life of the related loan using the effective interest method. Accumulated amortization was $80,029 and $25,042 at December 31, 1998 and 1997, respectively.

                   REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

               J. Income Taxes - The Company utilizes Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax basis of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those temporary differences that have future tax consequences using the current enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. In some situations SFAS 109 permits the recognition of expected benefits of utilizing net operating loss and tax credit carryforwards. Valuation allowances are established based upon management's estimate, if necessary. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.

               K. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               L. New Authoritative Pronouncements - In March 1995, the Financial Accounting Standards Board issued a new standard, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The Company adopted SFAS 121 in the first quarter of 1996. The Company's primary long-lived assets are property, plant and equipment (as described in Note 1.F.), the aggregate inventory (as described in Note 1.G.), the investment in partnership (as described in Note 3), the Company's net operating loss carryforward (as described in Note 9), and goodwill (as described in Note 1.H.). The adoption did not have a material effect on the Company's financial position or results of operations.

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

               L.   New Authoritative Pronouncements (Continued)

                    In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), was issued. SFAS 130 establishes new standards for reporting comprehensive income and its components and is effective for periods beginning after December 15, 1997. The adoption did not have a material effect on the Company's financial statements or notes thereto.

                    In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131), was issued. SFAS No. 131 changes the standards for reporting financial results by operating segments, related products and services, geographic areas and major customers and is effective for periods beginning after December 15, 1997. Segment information is included in Note 14.

                    In February 1998, Statement of Financial Accounting Standards No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits" (SFAS 132), was issued. SFAS 132 standardizes the disclosure requirements for pension and other postretirement benefit plans but does not change the measurement or recognition of those plans. SFAS 132 is effective for fiscal years beginning after December 15, 1997. The adoption did not have a material effect on the Company's financial statements or notes thereto.

                    In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 1999. Management believes this pronouncement will have no effect on the financial statements.

               M. Year 2000 - The Company is aware of the implications and issues associated with certain computer-based systems which are dependent upon date routines that may cause errors in computer processing in connection with the year 2000. The Company is evaluating and responding to the potential impact of the year 2000 issue on its computer and other operating systems. The Company is in contact with certain key third parties, including financial institutions, customers and suppliers with which the Company does business electronically to address the compatibility of systems. To the extent that these key third parties are impacted by their failure to address the year 2000 problem, such disruption could have a direct and material impact on the Company. The Company does not anticipate that the total cost of being in compliance with year 2000 needs will have a material effect on the Company's financial position or results of operations.

               N. Reclassifications - Certain reclassifications were made to prior period financial statement presentations to conform with current period presentations.

                   REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 2.        ACQUISITION OF RUSTIC CRAFTS INTERNATIONAL, INC.

               In March 1997, the Company, through its newly formed subsidiary, Rustic Crafts, acquired all of the operating assets, including cash, accounts receivable, inventory, property and equipment and intangibles, of Rustic Crafts Co., Inc. Rustic Crafts is involved in the manufacture of wood and cast marble decorative fireplaces, heater logs and related accessories. The Company paid $1,100,000 in cash and issued 100,000 shares of common stock and assumed trade accounts payable, bank debt and certain other accrued liabilities of $413,778. The transaction was accounted for using the purchase method and resulted in goodwill and intangibles of $715,000. Such goodwill is being amortized on a straight-line basis over a fifteen year period.

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

               Security was organized to own and operate two buildings containing approximately 717,000 net rentable square feet consisting of a two-story office building and a connected six-story office tower. The building was purchased by Security in 1986 and is located on approximately 34.3 acres of land which is also owned by Security. The building has been occupied by the United States Social Security Administration's Office of Disability and International Operations for approximately 24 years under leases between the United States of America, acting by and through the General Services Administration ("GSA"). Effective November 1, 1994, Security and the GSA entered into a nine-year lease (the "Lease") for 100% of the building. The Lease, among other provisions, requires substantial renovations and improvements to the building, which were completed in 1998. Security has received an opinion of the Assistant General Counsel to the GSA that lease payments are not subject to annual appropriation by the United States Congress and the obligations to make such payments are unconditional general obligations of the United States Government.

                   REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 3.        INVESTMENT IN PARTNERSHIP (CONTINUED)

               The Company accounts for the investment in partnership on the equity method, whereby the carrying value of the investment is increased or decreased by the Company's allocable share of income or loss. The investment in partnership included in the Consolidated Balance Sheets at December 31, 1998 and 1997 was $15,799,631 and $11,951,819, respectively. The income from the Company's equity investment in the Partnership for the years ended December 31, 1998, 1997 and 1996 was $3,950,090, $3,820,913
               and $4,268,904, respectively. The undistributed earnings from the Company's equity investment in the Partnership as of December 31, 1998 and 1997 amounted to $15,449,631 and $11,601,819, respectively.

               Summarized financial information for Security is as follows:

                                                                         1998                 1997
                                                                         ----                 ----
                BALANCE SHEET DATA
                ------------------

                 Cash and receivables                                $ 1,234,122           $ 1,304,814
                 Restricted cash                                       3,658,402             4,113,938
                 Real estate                                          50,507,072            52,999,775
                 Other assets                                          1,181,135             1,537,967
                                                                     -----------           -----------

                   Total assets                                      $56,580,731           $59,956,494
                                                                     ===========           ===========

                 Accounts payable and accrued expenses               $   611,411           $ 1,625,287
                 Project note payable                                 35,871,949            41,467,993
                 Other liabilities                                     4,444,625             5,261,112
                                                                     -----------           -----------

                   Total liabilities                                  40,927,985            48,354,392

                 Partners' capital:
                  Regency Affiliates, Inc.                            15,799,631            11,951,819
                  Other partners                                        (146,885)             (349,717)
                                                                     -----------           -----------
                   Total partners' capital                            15,652,746            11,602,102
                                                                     -----------           -----------

                   Total liabilities and partners' capital           $56,580,731           $59,956,494
                                                                     ===========           ===========


                STATEMENT OF OPERATIONS DATA
                ----------------------------

                                                  1998                  1997                 1996
                                                  ----                  ----                 ----
                 Revenues                      $13,207,758          $11,865,721           $11,760,267

                 Expenses                        6,074,879            5,673,776             5,080,768
                                               -----------          -----------           -----------
                 Net operating income            7,132,879            6,191,945             6,679,499

                 Other expenses                 (2,974,574)          (2,169,931)           (2,185,911)
                                               -----------          -----------           -----------
                 Net income                    $ 4,158,305          $ 4,022,014           $ 4,493,588
                                               ===========          ===========           ===========



See Note 12. Contingencies, Risks and Uncertainties related to the Company's investment in Security.

                   REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 4.        NOTE PAYABLE

               The Company's subsidiary, Rustic Crafts, has established a $1,000,000 line of credit with PNC Bank. The line of credit expires on May 18, 1999 and bears interest at the Bank's prime rate minus one-half percent (7.25% at December 31, 1998).

               The accounts receivable, inventory and other assets, such as property and equipment, of Rustic Crafts have been pledged as collateral to secure the line of credit. Rustic Crafts has agreed to maintain certain net worth, current ratio and debt service coverage and is in compliance with these requirements at December 31, 1998. The line of credit is guaranteed by the Company.

               At December 31, 1998 and 1997, the amounts outstanding under the line of credit were $464,200 and $140,000, respectively.


NOTE 5.        LONG-TERM DEBT

               KBC Bank Loan - On June 24, 1998, the Company refinanced the long-term debt previously outstanding with Southern Indiana Properties, Inc. ("SIPI") and entered into a Loan Agreement (the "Loan") with KBC Bank N.V. ("KBC"). Under the terms of the Loan Agreement, KBC advanced $9,383,320. The due date of the Loan is November 30, 2003 with interest at the rate of 7.5% compounded semi-annually on each June 1 and December 1, commencing December 1, 1998. The interest may be paid by the Company in cash on these semi-annual dates or the Company may elect to add the interest to the principal of the Loan then outstanding. As of December 31, 1998, the amount outstanding under the Loan is $9,756,698, including $373,378 of interest, through December 31, 1998.

               The Loan is secured by all of the Company's interest in Security, including the Company's interest in all profits and distributions, other than the payment of management fees of $100,000 annually, and all of the Company's rights, powers, and remedies under the Security Land and Development Company Limited Partnership Agreement as amended and restated. The security agreement requires the Company to maintain a certain ratio of debt to equity. At any time, the Company may prepay the entire principal balance of the Loan, plus accrued and unpaid interest, plus a make-whole premium as defined in the Loan Agreement, if any.

               To facilitate the loan from KBC, the Company purchased a residual value insurance policy through R.V.I. American Insurance Company ("RVI") which secures the repayment of the outstanding principal and interest when due with a maximum liability of $14 million. Should RVI pay a claim under this policy they will be entitled to certain of the Company's rights with respect to the property of Security, including but not limited to the right to solicit bona fide, third party offers for the property and to accept such offers and bind the Partnership in order to recoup the amount paid. The costs related to this insurance in the amount of $745,000 along with legal fees and other costs associated with obtaining the Loan in the amount of $205,000 for a total of $950,000 have been capitalized and are shown as Debt Issuance Costs. These Debt Issuance Costs will be amortized over the life of the Loan using the effective interest method.

                   REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 5.        LONG-TERM DEBT (CONTINUED)

               Credit Agreement - In June 1996, the Company entered into a Credit Agreement (the "Agreement") with Southern Indiana Properties, Inc. (the "Lender") for the purpose of obtaining loans secured by the Company's investment in Security. Under terms of the Agreement, the Lender advanced to the Company $2,750,000 under Loan A and $750,000 under Loan B. Both Loan A and Loan B had stated interest at the rate of 14% per annum ("the Regular Interest Rate"). The Company elected, as permitted by the Agreement, to add the Regular Interest to the principal of the loan then outstanding.

               In addition to the Regular Interest Rate, the Agreement provided for additional consideration ("the Contingent Interest") as necessary to enable the Lender to achieve an Internal Rate of Return on each loan of twenty percent (20%) per annum on a cumulative basis over the term of such loan. However, no Contingent Interest or prepayment penalties were due on Loan B if such loan was repaid prior to December 21, 1998. The Company had recorded the Contingent Interest on Loan A. However, the Company had intended to and did prepay Loan B prior to December 21, 1998 and, therefore, had not recorded Contingent Interest on such loan. As a result of the intention to prepay Loan B in 1998, the balance of Loan B at December 31, 1997 of $925,040 was presented as a current liability. The total of the amounts outstanding under the Agreement at December 31, 1997 was $4,572,600.

               On June 24, 1998, the Agreement was refinanced by proceeds advanced from KBC Bank N.V. under terms and conditions described above. Principal, Regular Interest, Contingent Interest and Prepayment Penalty in the amount of $5,213,810 was paid to Southern Indiana Properties, Inc. The prepayment of the Credit Agreement resulted in additional charges of $335,684 in the year ended December 31, 1998, resulting from the write-off of unamortized debt issuance costs and payment of prepayment penalties. Such amount is included as interest expense in the Consolidated Statement of Operations.

               Mortgage Loans - On March 25, 1998, Rustic Crafts purchased a building of 126,000 square feet located near the current facility in Scranton, Pennsylvania. The purchase and the cost of equipping this facility were funded in part by a first mortgage term loan in the amount of $960,000 and a convertible line of credit in the amount of $410,000 from PNC Bank. At December 31, 1998, the amounts outstanding on these loans were $1,369,901.

               The first mortgage term loan is payable in consecutive monthly installments over 10 years with a 20 year amortization. The convertible line of credit is available for 80% of the cost of construction improvements on the building for a 2 year period, ending in March 2000, at which time the convertible line of credit becomes payable in consecutive monthly installments over 10 years with a 20 year amortization. The interest rate on the first mortgage term loan and the convertible line of credit are at the PNC Bank prime rate minus one-half percent (7.25% at December 31, 1998).

               Rustic Crafts' real and personal property, equipment, accounts receivable, inventory and other general intangibles are pledged as security for the loans. The loans are also guaranteed by Regency Affiliates, Inc., the parent company. The security agreement requires Rustic Crafts to maintain certain financial ratios. Rustic Crafts was in compliance with such ratios at December 31, 1998.

               Vehicle Note - Rustic Crafts has outstanding a vehicle note in the amount of $16,931 at December 31, 1998.

                   REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 5.        LONG-TERM DEBT (CONTINUED)

               Zero Coupon Bonds - The zero coupon non-recourse secured bonds, due January 1, 2002, have a face value of $542,000 and a carrying value of $414,700 and $383,500 at December 31, 1998 and 1997,
               respectively. The bonds were issued by NRDC and the difference (discount) between the face value and carrying value is being amortized utilizing the interest method at 9%. Interest expense related to the bonds for 1998, 1997 and 1996 was $31,200, $31,200 and $29,300, respectively. The bonds are redeemable at any time at the option of the Company at an amount that approximates the carrying value. As of December 31, 1998, a sinking fund has not been established to fund the payment of the zero coupon non-recourse secured bonds upon maturity. The Collateral Trust Indenture ("Indenture"), dated as of April 1, 1991, states that the Company is prohibited from selling all or any of the pledged aggregate inventory unless the Company makes a payment to the bond trustee for deposit into the sinking fund. The Indenture grants the trustee, to secure the bonds, a first priority mortgage lien and security interest in the aggregate and establishes a "mandatory sinking fund payment per short ton sold" of pledged aggregate inventory until the maturity of the bonds. The minimum payment for sales during calendar years 1995 through 2002 ranges from $0.60 to $1.00 per short ton. The Indenture provides that the Company will have no personal liability for the payment of the debts evidenced by the Indenture or any bond or for the performance of the covenants, representations and warranties of the Company in the Indenture or any bond, and that the rights of the trustee and the bondholders shall be limited to the foreclosure on the lien, with certain exceptions.

               Required annual principal payments (based on the current carrying value of debt securities) on long-term debt at December 31, 1998 are:


                           1999                           $    38,300
                           2000                                37,200
                           2001                                40,300
                           2002                               456,800
                           2003                             9,798,300
                           Thereafter                       1,187,330
                                                          -----------

                                                          $11,558,230
                                                          ===========

               Subsequent to year end, Rustic Crafts obtained additional financing from PNC Bank to fund equipment purchases. Maximum borrowings under this facility is $400,000.

NOTE 6.        MINORITY INTEREST

               Statesman Group, Inc. has a 20% minority interest in the Company's three 80% owned subsidiaries. In addition, Statesman holds a significant common stock interest and holds significant options (see Note 8) in the Company.


NOTE 7.        SERIAL PREFERRED STOCK

               At December 31, 1998 and 1997, the Company had 5,000,000 authorized shares of $.10 par value serial preferred stock. Serial preferred stock at December 31, 1998 and 1997, all of which is convertible (other than Series C) and cumulative, consists of:

                   REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 7.        SERIAL PREFERRED STOCK (CONTINUED)

               Mandatory Redeemable Shares - Series E, $100 stated value, 12.5%
               ----------------------------------------------------------------
               cumulative
               ----------


                                                          Shares                        Value
                                                -------------------------      -------------------------
                                                Designated    Outstanding      Carrying      Liquidation
                                                ----------    -----------      --------      -----------
               Balance, January 1, 1996          566,400         5,044         $368,254       $504,400

               Accretion                               -             -           32,800              -
                                                 -------        ------         --------       --------

               Balance, December 31, 1996        566,400         5,044          401,054        504,400

               Converted to common shares              -        (2,477)        (202,354)      (247,700)

               Accretion                               -             -           20,600              -
                                                 -------        ------         --------       --------

               Balance, December 31, 1997        566,400         2,567          219,300        256,700

               Accretion                               -             -           17,950              -
                                                 -------        ------         --------       --------

               Balance, December 31, 1998        566,400         2,567         $237,250       $256,700
                                                 =======        ======         ========       ========



               Certain Series E holders elected to convert 2,477 shares of Series E preferred stock into 468,551 shares of common stock during 1997.

               Redeemable Shares at Company's Option
               -------------------------------------

                                                          Shares                                           Value
                                                 ----------------------------  -----------------------------------------------------
                                                                                                      1998                1997
                                                 Designated     Outstanding        Carrying       Liquidation          Liquidation
                                                 ----------     -----------        --------       -----------          -----------
               Series C, $100 stated
               value, cumulative                   210,000         208,850      $   229,136     $ 20,885,000 (a)    $ 20,885,000 (a)

               Series B, $10 stated
               value, 6% cumulative                370,747         370,747          566,912        3,707,470           3,707,470

               Junior Series, D, $10 stated
               value, 7% cumulative                 26,000          25,694          256,940          364,856 (b)         346,870 (b)
                                                   -------         -------      -----------     ------------        ------------

                                                   606,747         605,291      $ 1,052,988     $ 24,957,326        $ 24,939,340
                                                   =======         =======      ===========     ============        ============


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

              (b) The liquidation value of the Junior Series D shares includes accrued and unpaid dividends of $107,916 and $89,930 at December 31, 1998 and 1997, respectively.

                   REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 7.        SERIAL PREFERRED STOCK (CONTINUED)

               SERIES E - The Series E shares must be redeemed by the Company at the stated value plus accrued and unpaid dividends on the fifth anniversary from the date of issuance (mandatory redemptions from November 1999 through April 2000). The Company, at its option, may redeem the shares beginning on the second anniversary of the date of issuance. The carrying value of the Series E stock was recorded at its issue price (net of issue costs). Beginning in 1995, the carrying value is being increased by periodic accretion to the Company's retained earnings (deficit), for the difference between the initial carrying value and the redemption value. Accretion, utilizing the interest method, for 1998, 1997 and 1996 was $17,950, $20,600 and $32,800, respectively. Dividends of $31,578, $47,489 and $63,158 on the Series E stock were paid or accrued in 1998, 1997 and 1996, respectively. Holders of Series E stock may convert their shares to common stock based on the stated value divided by 88% of the average bid price for the 90 days preceding the conversion date of the Company's common shares beginning on the second anniversary from the date of issuance of the Series E shares. In 1997, certain holders of Series E stock elected to convert 2,477 Series E shares into 468,551 shares of common stock.

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

               Generally, no dividends can be paid on the Company's common stock until all cumulative dividends on the serial preferred stock have been paid. Additionally, no dividends on the Company's common shares can be paid if the Company is in default or in arrears with respect to any sinking or analogous fund or any call or tenders or other agreement for the purchase, redemption or other retirement of shares of preferred stock. No provision for dividends has been made for the Company's Series B and C "increasing rate preferred stock," as defined in Staff Accounting Bulletin Topic 5Q, due to the contingent nature of dividends on such shares.

               Generally the preferred shares have limited voting rights. However, in the event dividends payable on the Series C and E shares, respectively, are accumulated and unpaid for seven quarterly dividends (whether or not declared and whether or not consecutive), the holders of record of the Series C and E shares, respectively, shall thereafter have the right to elect two directors (each) until all arrears in required cash dividends (whether or not declared) on such shares have been paid. Its bylaws provide for eight members on its Board of Directors. At December 31, 1998, the Company had no accumulated and unpaid dividends on Series C and E preferred shares.


NOTE 8.        STOCK OPTIONS/STOCK OPTION PLANS

               Effective June 3, 1997, the Company issued options to purchase
               6.1 million shares of common stock to Statesman Group, Inc. as part of the consideration to secure the release of Mr. William R. Ponsoldt, Sr. to serve as President and Chief Executive Officer of the Company and Statesman agreed to provide loan guarantees not to exceed the sum of $300,000 upon the request of the Company and the showing of reasonable need. Pursuant to the Amended and Restated Agreement between the Company and Statesman, until their date of expiration, the options shall be exercisable at any time in whole or in part at a price equal to the lower of (a) the closing trading price as of the most recent date on which at least 10,000 shares of such stock were traded or (b) the average closing trading price of the shares during the ninety day period immediately preceding the date of exercise. The Company agreed to reserve sufficient shares to meet the requirements of the options. The options became exercisable immediately and remain exercisable until April 15, 2007. At the option of Statesman, payment may be made by Statesman for exercise of the options, in whole or in part, in the form of a promissory note executed by Statesman, secured only by a pledge of the shares purchased, which promissory note will accrue interest for any quarter at the prime rate in effect on the last day of the quarter at Chase Manhattan Bank, with interest and principal payable in a balloon payment five

                   REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 8.        STOCK OPTIONS/STOCK OPTION PLANS (CONTINUED)

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

               The Company has reserved 125,000 shares of its common stock for issuance upon exercise of incentive stock options under the 1984 Incentive Stock Option Plan. The plan provides that options must be granted within ten years after February 8, 1984, the effective date of the plan, must have not more than a ten year term and, in general, must be exercised during the optionee's employment. The exercise price must be equal to the fair market value of the common stock on the date of the grant. Subject to the limitations in the plan, an Employee Incentive Stock Option Plan committee of the Board of Directors determines the optionee, the number of shares covered by each option and the duration of each option. As of December 31, 1997 and 1996, options aggregating 50,000 shares had been granted, exercisable at prices of $1.31 to $1.75 per share. These options expired in 1998 without being exercised.

               In addition, the Company has reserved 500,000 shares of common stock for issuance upon exercise of incentive stock options under the 1988 Incentive Stock Option Plan. The plan provides that no option is exercisable less than six months nor more than ten years from the grant date and, in general, must be exercised during the optionee's employment. The exercise price must be at least equal to the fair market value of the common stock on the date of the grant. Subject to limitations in the plan, a Personnel and Compensation Committee of the Board of Directors determines the optionee, the number of shares to be granted to each employee and the restrictions to be imposed upon each grant. During 1998, 1997 and 1996, no options to purchase stock under this plan were issued or outstanding. The Employment Agreement described in Note 10 provides for the issuance of options. Such options have not been issued by the Company.


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

                   REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 9.        INCOME TAXES (CONTINUED)

               At December 31, 1998 and 1997, the Company's net deferred tax asset, utilizing a 34% effective tax rate, consists of:

                                                                             1998                 1997
                                                                             ----                 ----
               Deferred tax assets:
                Investment partnership earnings                          $ 2,384,000          $ 1,921,000
                Net operating loss carryforwards                          11,068,000           12,197,000
                Alternative minimum tax credits                              394,000              321,000
                                                                         -----------          -----------

               Total deferred tax assets before valuation allowance       13,846,000           14,439,000

               Valuation allowance                                       (13,846,000)         (14,439,000)
                                                                         -----------          -----------

                 Net deferred tax assets                                 $         -          $         -
                                                                         ===========          ===========


               The valuation allowance was established to reduce the net deferred tax asset to the amount that will more likely than not be realized. This reduction is necessary due to uncertainty of the Company's ability to utilize the net operating loss and tax credit carryforwards before they expire.

               For regular federal income tax purposes, the Company has remaining net operating loss carryforwards of approximately $32,500,000. These losses can be carried forward to offset future taxable income and, if not utilized, will expire in varying amounts beginning in the year 2001. The Company's tax returns have not recently been examined by the Internal Revenue Service ("Service") and there is no assurance that the Service would not attempt to limit the Company's use of its net operating loss and tax credit carryforwards.

               For the years ended December 31, 1998, 1997 and 1996, the tax effect of net operating loss carryforwards reduced the current provision for regular federal income taxes by approximately $583,000, $708,000 and $1,030,000, respectively. At December 31,
               1998, 1997 and 1996, the Company has provided $98,583, $73,665 and $226,388, respectively, for taxes, which relate to alternative minimum tax liabilities (See Note 12) and state income taxes.

                   REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 10.       EMPLOYMENT AGREEMENTS

               On June 3, 1997, Regency entered into an Employment Agreement with William R. Ponsoldt, Sr. pursuant to which he became the President and CEO of the Company. The Agreement provides for Mr. Ponsoldt to continue in these duties until his attainment of retirement age, provided that he may resign upon the provision of 30 days notice to the Company and further provided that Mr. Ponsoldt may be removed from office upon death or disability or for just cause. The Agreement provides for a base salary in annual installments, in advance, of $250,000 each, which salary is to be adjusted on January 1 of every year by any increase since the previous January 1 in the Consumer Price Index ("CPI") for All Urban Consumers, U.S. city average, as published by the U.S. Department of Labor Bureau of Labor Statistics. At December 31, 1998 and 1997, approximately $43,000 and $104,000, respectively, of advance salary is included in other current assets in the consolidated balance sheets. As additional compensation, Mr. Ponsoldt is to receive an amount equal to 20% of the Company's increase in quarterly common stock net worth, which is defined to be the difference between (i) total shareholders' equity and (ii) any shareholders' equity accounts relating to preferred stock. At December 31, 1998 and 1997, approximately $136,600 and $292,000, respectively, of additional compensation is included in accrued expenses in the consolidated balance sheets. The Company may elect to pay up to 50% of the additional compensation by the issuance of warrants to purchase the Company's common stock at a price equal to 50% of the average bid price for the Company's common stock for the calendar quarter for which the increased compensation is payable. The Agreement further provides for Mr. Ponsoldt to receive health and disability insurance ($100,000/year in the event of long term disability), an automobile allowance of $600/month (to be adjusted by increases in the CPI), and reimbursement of expenses. The Agreement provides that Mr. Ponsoldt will not compete with the Company for a two year period following the termination of his employment and provides for indemnification under certain circumstances. Any disputes between the Company and Mr. Ponsoldt under the Agreement are to be resolved through arbitration.

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

                   REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 11.       RELATED PARTY TRANSACTIONS

               L. J. Horbach and Associates, of which L. J. Horbach, a director of the Company, is the sole owner, was compensated for services rendered in the amount of $36,000 in each of the years ended December 31, 1998, 1997 and 1996, under an agreement to provide certain administrative services to the Company.

               In 1996, Pamlyn Kelly, Ph.D., former Interim President and a director of the Company, was paid $16,899 as a consultant for testing administered to candidates for the presidency of the Company.

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

               (iii) As of December 31, 1998, the Company was dependent upon the investment in Security Land and Development Company Limited Partnership and the operations of Rustic Crafts International, Inc. for a material portion of its cash flow and for a material portion of its reportable income.

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

               Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

                           1999                        $ 92,600
                           2000                          48,900
                           2001                          37,400
                           2002                          21,800
                                                      ---------

                                                      $ 200,700
                                                      =========




NOTE 14.       SEGMENT INFORMATION

               The Company's operating structure includes operating segments for Home Furnishing Accessories (the operations of Rustic Crafts, which commenced upon its acquisition in March 1997 (Note 2)), Investment in Partnership (the investment in Security Land and Development Limited Partnership (Note 3)), and Corporate and Other. The Company operates and its revenue is generated primarily in the United States. One Home Furnishing Accessories customer accounted for approximately 53% and 28% of consolidated sales for 1998 and 1997, respectively.

               Information about the Company's operations by segment follows:


                                                               Home          Investment
                                                            Furnishing           in            Corporate
                                                            Accessories      Partnership       and Other       Consolidated
                                                         ---------------- ----------------- ---------------- ----------------
   1998
   ----
   Net sales                                                 $ 3,697,648                        $    92,191      $ 3,789,839
   Income (loss) from operations                                 186,993                         (1,061,388)        (874,395)
   Interest income                                                   250                             76,001           76,251
   Interest expense                                               67,785                          1,246,566        1,314,351
   Income from equity investment in partnership                                $ 3,950,090                         3,950,090
   Identifiable operating assets                               4,242,019                          3,977,254        8,219,273
   Investments                                                                  15,799,631          108,512       15,908,143
   Capital expenditures                                        1,904,321                              6,163        1,910,484
   Depreciation and amortization                                 108,997                             15,962          124,959
   Income before income tax expense and
     minority interest                                           144,985         3,950,090       (2,192,511)       1,902,564


                   REGENCY AFFILIATES, INC. AND SUBSIDIARIES


                                                               Home          Investment
                                                            Furnishing           in             Corporate
                                                            Accessories      Partnership        and Other       Consolidated
                                                         ---------------- ----------------- ---------------- ----------------
   1997
   ----
   Net sales                                                 $ 2,872,865                           $ 35,388      $ 2,908,253
   Income (loss) from operations                                 119,738                           (927,626)        (807,888)
   Interest income                                                                                   53,324           53,324
   Interest expense                                               27,670                            773,927          801,597
   Income from equity investment in partnership                                $ 3,820,913                         3,820,913
   Identifiable operating assets                               1,955,219                          1,412,274        3,367,493
   Investments                                                                  11,951,819          113,217       12,065,036
   Capital expenditures (excluding
     acquisition of Rustic Crafts)                                29,942                             92,087          122,029
   Depreciation and amortization                                  64,556                             27,017           91,573
   Income before income tax expense and
     minority interest                                            84,040         3,820,913       (1,648,225)       2,256,728



   1996
   ----
   Net sales                                                                                          6,102            6,102
   Income (loss) from operations                                                                   (914,687)        (914,687)
   Interest income                                                                                   74,137           74,137
   Interest expense                                                                                 404,838          404,838
   Income from equity investment in partnership                                  4,268,904                         4,268,904
   Identifiable operating assets                                                                  3,282,063        3,282,063
   Investments                                                                   8,233,731           50,884        8,284,615
   Capital expenditures                                                                              50,884           50,884
   Depreciation and amortization                                                                      7,401            7,401
   Income before income tax expense and
     minority interest                                                           4,268,904       (1,245,388)       3,023,516


NOTE 15.       SUBSEQUENT EVENTS

               In March 1999, the Company and Cotton Valley Resources Corporation ("Cotton Valley") entered into an Agreement and Plan of Merger (the "Merger Agreement") which was subsequently approved by each company's Board of Directors. The Merger Agreement provides that Cotton Valley will exchange 15 million of its common shares for the Company's interest in NRDC and 10 million of its common shares for Stateman's interest in NRDC and Stateman's interest in International Aggregate Company. The Merger Agreement is contingent upon the vote of the Cotton Valley shareholders which is scheduled for May 21, 1999, Cotton Valley maintaining its American Stock Exchange listing and other matters. While the Company expects that these contingencies will be satisfied, there can be no assurance that these expectations will be met and the transaction will be consummated.

                   REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 15.       SUBSEQUENT EVENTS (CONTINUED)

               In March 1999, the Company reached an agreement in principle to acquire the assets and assume certain liabilities of GuildMaster, Inc. ("GuildMaster"). The agreement provides that the Company will acquire the assets of GuildMaster in exchange for $500,000 in cash, $1,800,000 of face value convertible preferred shares with terms and conditions to be designated by the Board of Directors, the assumption of certain liabilities and other consideration based on the future performance of GuildMaster. GuildMaster manufacturers innovative and fashion-forward decorative accessories for the home. Revenues for 1998 are estimated to be $4,500,000. While the Company believes that this transaction will be consummated there can be no assurance that the transaction will be completed or that, if completed, will be on the same or similar economic terms.

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



                                                   POSITIONS AND OFFICES HELD AND PRINCIPAL OCCUPATIONS
NAME, ADDRESS (AGE)                                OR EMPLOYMENT DURING PAST FIVE YEARS
===================================================================================================================

William R. Ponsoldt, Sr. (57)                      Director since June, 1996. Chairman of the Board of Directors
729 South Federal Hwy., Suite 307,                 since August, 1996. President and CEO since June, 1997. During
Stuart, Florida 34994                              the past five years, Mr. Ponsoldt has served as the portfolio manager for several hedge funds. Mr. Ponsoldt is the father of
                                                   William R. Ponsoldt, Jr., a director of the Company.

Stephanie Carey (48)                               Director since July 1993. Ms. Carey is a principal and the
West Bay Street                                    Investment Manager for Managed Companies with Bradley Management
P.O. Box CB 10985                                  (Bahamas) Limited. She is also a director of Regal Bahamas
Nassau, Bahamas                                    International Airways Limited.

Martin J. Craffey (61)                             Director since July 1993. From January 1988 until December 31,
58 Mainsail Drive                                  1993, Mr. Craffey was a real estate and business broker and
Patchogue, New York  11772                         contract vendee with Prudential Realty of Long Island, N.Y. Mr.
                                                   Craffey is presently employed in seeking financing for and reorganizing real estate projects.

Larry J. Horbach (57)                              Director from 1987 to 1990, from 1992 to February 15, 1994
and 1869 South 120th Street                        since November 16, 1994. Interim Secretary and Treasurer from
Omaha, Nebraska 68144                              July 1993 until his resignation effective February 15, 1994.
                                                   Mr.  Horbach has been


                                                   Chairman of the Board, and has had other executive positions with Gateway Energy Corporation since June 1990. In addition, during the past five years, Mr. Horbach has been associated with L.J. Horbach & Associates.

Pamlyn Kelly, Ph.D. (55)                           Director since July 1993. Dr. Kelly is principal and Chief
10 Winged Foot Drive                               Executive Officer of Human Resource Concepts, Novato, CA, a
Novato, California  94949                          registered minority owned management consulting firm, and she has a private practice.

William R. Ponsoldt, Jr. (33)                      Director since July 1993. Mr. Ponsoldt is an attorney engaged in
770 S.W. Lighthouse Dr.,                           the private practice of law in Florida with the law firm of
Palm City, Florida 34990                           Warner, Fox, Seeley, Dungey & Sweet. Formerly, he was with Kohl,
                                                   Metzter, Spotts, Ponsoldt & Tapper, P.A. Mr. Ponsoldt is the
                                                   son of William R. Ponsoldt, Sr., a director of the Company.

Fredric R. Lowe (55)                               Director since October, 1997. Mr. Lowe has been employed as a
1345 Avenue of the Americas                        retail stock broker during the past five years. For the past
21st Floor                                         four years he has been employed by Smith Barney and prior to
New York, New York 10105                           that he was employed by its predecessor, Lehman Brothers.


Douglas F. Long (54)                               Chief Financial Officer of the Company since March, 1998 and
13377 S. Indian River Drive                        previously an employee. During the past five years Mr. Long was
Jensen Beach, FL  34957                            involved in business and real estate development matters.


Eunice M. Antosh (49)                              Secretary of the Company since February 25, 1994. Since
802 County Road "N"                                October, 1993, Mrs. Antosh has also been employed by Gateway
Yutan, Nebraska 68073                              Energy Corporation.


         Each of Messrs. Ponsoldt, Jr. and Craffey, Dr. Kelly and Ms. Carey were appointed directors of the Company by Statesman as part of the closing of the NRDC Transaction on July 7, 1993. Each had an understanding with Statesman and/or the Company that as an inducement to accept their positions as directors he or she would receive certain consideration from Statesman and/or the Company. Dr. Kelly and Ms. Carey each received 100,000 shares of the Company's Common Stock from Statesman while Messrs. Ponsoldt, Jr., Craffey, and Dr. Kelly received options to purchase shares of the Company's Cumulative Senior Preferred $100 Series-C Stock as set forth on page 27 of this report.

         Mr. Horbach was a Director of the Company from 1987 to 1990 and again from 1992 to February 15, 1994. He rejoined the Board on November 16, 1994. Mr. Horbach served as the interim President of the Registrant on a part time basis until the closing of the 1993 Transaction. On February 7, 1995, Regency Affiliates, Inc. entered into an agreement with L.J. Horbach & Associates, Inc. pursuant to which L.J. Horbach & Associates, Inc. will provide certain administrative services to the Company for a monthly fee of $3,000, including but not limited to accounting and stock transfer record keeping. L.J. Horbach & Associates, Inc. is wholly owned by Larry J. Horbach.


Item 405 Disclosure.

         None.


ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table.

         The following table sets forth the annual and long-term compensation during the last three years of William R. Ponsoldt, Sr., Douglas F. Long and Eunice M. Antosh, the only officers who received compensation during 1998.



                                            SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------
                                  ANNUAL COMPENSATION                        LONG TERM COMPENSATION
                                                                       -----------------------------------
                                                                       AWARDS                      PAYOUTS
                                  --------------------------------------------------------------------------------------
   (A)         (B)            (C)            (D)          (E)           (F)             (G)           (H)         (I)
------------------------------------------------------------------------------------------------------------------------
                                                         Other         Restricted    Securities
Name and                                                 Annual Com-   Stock         Underlying                  All
Principal                    Salary         Bonus        pensa-        Award(s)      Options/        LTIP        Other
Position      Year           ($)            ($)          tion ($)      ($)           SARs (#)        Payouts     Compen-
                                                                                                     ($)         sation
------------------------------------------------------------------------------------------------------------------------
William R.    1998          252,333(1)     373,022(2)     7,200          -0-(3)          -0-            -0-         -0-
Ponsoldt,Sr.  1997          250,000(1)     292,500(2)     5,700          -0-(3)          -0-            -0-         -0-
Chairman      1996            -0-            -0-           -0-           -0-             -0-            -0-         -0-
Pres/CEO
------------------------------------------------------------------------------------------------------------------------
Douglas F.    1998           52,800          -0-          2,400          -0-             -0-            -0-         -0-
Long, CFO     1997           25,600          -0-           -0-           -0-             -0-            -0-         -0-
              1996            -0-            -0-           -0-           -0-             -0-            -0-         -0-
------------------------------------------------------------------------------------------------------------------------
Eunice M.     1998           12,000          -0-           -0-           -0-             -0-            -0-         -0-
Antosh,       1997           12,000          -0-           -0-           -0-             -0-            -0-         -0-
Secretary     1996           12,000          -0-           -0-           -0-             -0-            -0-         -0-
------------------------------------------------------------------------------------------------------------------------


    ---------------------

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

         Stock Options Granted to Statesman Group, Inc.

         Pursuant to an Agreement dated June 3, 1997, as amended and restated on March 24, 1998, Statesman Group, Inc. was granted options to purchase 6.1 million shares of Common Stock. Statesman owned approximately 25% of the Company's outstanding common stock prior to the issuance of these options. The options were issued to Statesman in order to secure the release of Mr. William
R. Ponsoldt, Sr. to serve as President and Chief Executive Officer of the Company and pursuant to the Amended and Restated Agreement between the Company and Statesman, until their date of expiration, the options shall be exercisable at any time in whole or in part at a price equal to the lower of (a) the closing trading price as of the most recent date on which at least 10,000 shares of such stock were traded, or (b) the average closing trading price of the shares during the ninety day period immediately preceding the date of exercise. The Company agreed to reserve sufficient shares to meet the requirements of the options. The options became exercisable immediately and remain exercisable until April 15, 2007. At the option of Statesman, payment may be made by Statesman for exercise of the options, in whole or in part, in the form of a promissory note executed by Statesman, secured only by a pledge of the shares purchased, which promissory note will accrue interest for any quarter at the prime rate in effect on the last day of the quarter at Chase Manhattan Bank, with interest and principal payable in a balloon payment five years after the date of execution of the note, provided that if the Company's Board of Directors reasonably determines that exercising the options by delivery of a note would render the respective purchase of shares void or voidable, then the Board may require, as a condition to exercise of the options, that Statesman either (i) pay at least the par value of the shares in cash (with the balance paid by delivery of a note), or (ii) provide acceptable collateral other than the shares themselves to secure payment of the note. The Company received no cash consideration with respect to the issuance of the securities to Statesman, no commissions were paid, and no underwriter was involved. The options granted to Statesman have no readily determinable value and, therefore, the Company has not recognized any costs associated with the issuance of these options.

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

         Other Arrangements.

          There were no other arrangements pursuant to which any director of Regency Affiliates, Inc. was compensated during the Company's last completed fiscal year for services provided as a director. Martin J. Craffey was paid $4,750 for consulting primarily with respect to the operations of Rustic Crafts International, Inc.

         Employment Contracts, Termination of Employment and Change in Control Arrangements.

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

         To the best of the Company's knowledge, the only beneficial owners of more than five percent of Regency's voting securities as of February 28, 1999 are listed below:


                                                        AMOUNT AND NATURE
                                                        -----------------
                             NAME AND ADDRESS OF          OF BENEFICIAL       PERCENT OF
                             -------------------          -------------       ----------
     TITLE OF CLASS           BENEFICIAL OWNER              OWNERSHIP            CLASS
     --------------           ----------------              ---------            -----

Regency Affiliates,        Statesman Group, Inc.           3,126,377 (1)          24.7%
Inc. $0.40 p.v.            King & George Streets
Common Stock                 Nassau, Bahamas

Regency Affiliates,        Edward E. Gatz                  1,135,750               9.0%
Inc. $0.40 p.v.            10029 Frederick St.
Common Stock               Omaha, NE  68124


--------------

         (1) The nature of beneficial ownership is sole investment power and sole voting power as to all shares listed.



         Statesman Group, Inc. is an international business corporation organized under the laws of the Bahamas. Statesman's principal business is the making of investments in the United States and elsewhere. Both its principal business and principal office are located at King & George Streets, Nassau, Bahamas. The Statesman Irrevocable Trust dated April 15, 1991 is the controlling person of Statesman. The Statesman Trust is an irrevocable trust for the benefit of William R. Ponsoldt, Jr., a director of the Company, Tracey A. Ponsoldt, now married and sometimes known as Tracey A. Powers, and Christopher J. Ponsoldt, all children of William R. Ponsoldt, Sr. The acting trustees of The Statesman Trust dated April 15, 1991, have the sole right to control the disposition of and vote the Regency securities acquired by Statesman and, through the designation of eight members of the Board of Directors to fill the existing vacancies on the Board of Directors, the right to vote the irrevocable proxies over Regency Common Stock delivered to a proxy committee of the Board of Directors pursuant to the terms of the NRDC Transaction.

Security ownership of management.

         The following table sets forth as of December 31, 1998 the number of shares of Regency's $0.40 p.v. Common Stock beneficially owned by each director and by all executive officers and directors of Regency as a group as of such date. Unless otherwise indicated, each person has sole voting and investment powers with respect to the shares indicated.


                                 NAME OF                 AMOUNT AND NATURE OF
                                 -------                 --------------------
TITLE OF CLASS               BENEFICIAL OWNER            BENEFICIAL OWNERSHIP         PERCENT OF CLASS
--------------               ----------------            --------------------         ----------------

Regency Affiliates, Inc.     Larry J. Horbach                  363,397(1)                     2.9%
$0.40 p.v. Common
Stock

Regency Affiliates Inc.      Pamlyn Kelly                      100,000                         .8%
$0.40 p.v. Common
Stock

Regency Affiliates, Inc.     Eunice M. Antosh                   62,345                         .5%
$0.40 p.v. Common
Stock

Regency Affiliates, Inc.     All officers and                  525,742                        4.2%
$0.40 p.v. Common            directors as a group (8
Stock                        individuals)



------------------
   (1) An irrevocable proxy with respect to these shares, so long as the shares are held by Mr. Horbach, was given to a proxy committee of the Board of Directors as part of the NRDC transaction.

Cumulative Senior Preferred $100 Series-C Stock

         As of December 31, 1998 certain members of the Board of Directors of Regency Affiliates, Inc. held warrants to purchase Cumulative Senior Preferred $100 Series-C Stock from Statesman Group, Inc., as follows: William R. Ponsoldt, Jr. (warrants to purchase 1,000 shares); Pamlyn Kelly, Ph.D. (warrants to purchase 1,000 shares); and Martin J. Craffey (warrants to purchase 1,000 shares).


Series-D Junior Preferred Stock - $10 Stated Value

         Larry J. Horbach holds 1,238 shares of the Series-D Junior Preferred Stock - $10 Stated Value over which he has sole voting power and sole investment power.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions with management and others.

         Reference is made to Part III, Item 10, page 21 of this report for a description of certain transactions with L.J. Horbach & Associates, Inc.

Certain business relationships.

         Not applicable.

Indebtedness of Management.

         Not applicable.




                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K.

a)        Documents filed as part of the report.

          1)       See Item 8.

          2) Certain schedules are omitted because of the condition under which they are required or because the required information is included in the financial statements or notes thereof.

          3)       See Index to Exhibits.

b)        Reports on Form 8-K - None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            REGENCY AFFILIATES, INC.
                    ----------------------------------------
                                  (Registrant)




April   13, 1999                       By: /s/William R. Ponsoldt Sr., President
----------------                          --------------------------------------
Date                                       William R. Ponsoldt, President


                                       By: /s/ Douglas F. Long
                                          --------------------------------------
                                           Douglas F. Long, CFO


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

DATE                                          SIGNATURE AND TITLE
----                                          -------------------

April  13, 1999                         By: /s/ William R. Ponsoldt
---------------                             ------------------------------------
Date                                        William R. Ponsoldt, President
                                            and Director


April  13, 1999                             /s/ Stephanie Carey
---------------                             ------------------------------------
Date                                        Stephanie Carey,
                                            Director


April  13, 1999                             /s/ Martin J. Craffey
---------------                             ---------------------
Date                                        Martin J. Craffey,
                                            Director

April   13, 1999                            /s/ Larry J. Horbach
---------------                             ------------------------------------
Date                                        Larry J. Horbach,
                                            Director


April   13, 1999                            /s/ Pamlyn Kelly, Ph.D.
---------------                             ------------------------------------
Date                                        Pamlyn Kelly, Ph.D.,
                                            Director


April   13, 1999                            /s/ William R. Ponsoldt, Jr.
----------------                            -----------------------------
Date                                        William R. Ponsoldt, Jr.,
                                            Director


April   13, 1999                            /s/ Fredric R. Lowe
---------------                             ------------------------------------
Date                                        Fredric R. Lowe,
                                            Director

                               INDEX TO EXHIBITS

Exhibit No.                Description of Document
-----------                -----------------------

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

    10(i) Asset Purchase and Sale Agreement dated February 27, 1997, between Rustic Crafts Co., Inc. and certain individuals, as Sellers, and Regency Affiliates, Inc., as Purchaser, and Assignment and Assumption of Purchase Agreement dated March 17, 1997, between Regency Affiliates, Inc., and Rustic Crafts International, Inc., filed as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 at page E-1, and incorporated herein by reference.

    10(j) Amended and Restated Agreement Between Regency Affiliates, Inc. and the Statesman Group dated March 24, 1998 filed as Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, at page E-36, and incorporated herein by reference.

    10(k) Loan Agreement and Pledge and Security Agreement with KBC Bank N.V. dated June 24, 1998, filed as Exhibits
                          10.1 and 10.2 to the registrant's report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference.

     10(l) 7th Amendment to Partnership Agreement of Security Land and Development Company Limited Partnership dated June 24, 1998, filed as Exhibit 10.3 to the Registrant's report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference.

     28 Private Placement Offering Memorandum dated June 3, 1991 offering $400,000 of Regency Restructuring Serial Promissory Notes filed as Exhibit to Form 10-K dated June 7, 1993 and incorporated herein by reference

                            EXHIBITS FILED HEREWITH:


EXHIBIT NO.                          DESCRIPTION OF DOCUMENT
-----------                          -----------------------


21,  page E-37                       Schedule of Registrant's Subsidiaries

27,  page E-38                       Financial Data Schedule

99,  page E-39                       Audited financial statement for
                                     Security Land And Development Company
                                     Limited Partnership, for three years ended
                                     December 31, 1998, December 31, 1997 and
                                     December 31, 1996.