Form 10-K/A
period 1998-12-31
REGENCY AFFILIATES INC
filed 1999-04-15
CIK 99249

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          FORM 10-K/A AMENDMENT NO. 1


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


         The Company experimented during 1997 for a one month period by installing aggregate crushing and marketing operations at the Groveland Mine in an informal joint venture with another company. The Company marketed approximately 60,000 tons of aggregate rock and had revenue from all sources of approximately $92,000 during the year ended December 31, 1998. Based on this experiment, the Company is attempting to establish a permanent infrastructure to commercialize the inventory of previously quarried and stockpiled aggregate at the Groveland Mine in conjunction with an experienced aggregate supply company. At this time there is no assurance that such

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            REGENCY AFFILIATES, INC.
                    ----------------------------------------
                                  (Registrant)




April   15, 1999                       By: /s/William R. Ponsoldt Sr., President
----------------                          --------------------------------------
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

DATE                                          SIGNATURE AND TITLE
----                                          -------------------


April  15, 1999                         By: /s/ William R. Ponsoldt
---------------                             ------------------------------------
Date                                        William R. Ponsoldt, President
                                            and Director


April  15, 1999                             /s/ Stephanie Carey
---------------                             ------------------------------------
Date                                        Stephanie Carey,
                                            Director


April  15, 1999                             /s/ Martin J. Craffey
---------------                             ---------------------
Date                                        Martin J. Craffey,
                                            Director

April   15, 1999                            /s/ Larry J. Horbach
---------------                             ------------------------------------
Date                                        Larry J. Horbach,
                                            Director


April   15, 1999                            /s/ Pamlyn Kelly, Ph.D.
---------------                             ------------------------------------
Date                                        Pamlyn Kelly, Ph.D.,
                                            Director


April   15, 1999                            /s/ William R. Ponsoldt, Jr.
----------------                            -----------------------------
Date                                        William R. Ponsoldt, Jr.,
                                            Director


April   15, 1999                            /s/ Fredric R. Lowe
---------------                             ------------------------------------
Date                                        Fredric R. Lowe,
                                            Director