Form 10-Q
period 1999-03-31
REGENCY AFFILIATES INC
filed 1999-05-14
CIK 99249

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTER ENDED MARCH 31, 1999 COMMISSION FILE NO. 1-7949
                               --------------

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

   Registrant's Telephone Number (administrative office), including Area Code:
                                 (402-330-7460)
                                 --------------

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

$.40 Par Value Common Stock - 12,632,089 shares as of March 31, 1999.

                                TABLE OF CONTENTS

                                                                                              PAGE
                                                                                              ----
PART I -  FINANCIAL INFORMATION

Item 1.           Financial Statements                                                          3
Item 2.           Management's Discussion and Analysis of Financial
                  Conditions And Results of Operations                                         15

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                                            19
Item 2.           Changes in Securities and Use of Proceeds                                    19
Item 3.           Defaults Upon Senior Securities                                              19
Item 4.           Submission of Matters to a Vote of Security Holders                          19
Item 5.           Other Information                                                            19
Item 6.           Exhibits and Reports on Form 8-K                                             19


REGENCY AFFILIATES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                  The following pages contain the information required by
                  Part I, Item 1.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                    MARCH 3L, 1999    DECEMBER 31, 1998
                                                    --------------    -----------------
                                                     (UNAUDITED)
CURRENT ASSETS
      Cash and cash equivalents                       $ 2,100,964        $ 2,168,541
      Accounts receivable                                 493,759            752,861
      Inventory                                           877,137            806,006
      Other current assets                                138,883            130,375
                                                      -----------        -----------
             Total current assets                       3,610,743          3,857,783

PROPERTY, PLANT AND EQUIPMENT, NET                      2,143,798          1,980,063

INVESTMENTS
      Partnership investment                           16,844,631         15,799,631
      Rental property, net                                   --              108,512
                                                      -----------        -----------
             Total investments                         16,844,631         15,908,143

OTHER ASSETS
      Aggregate inventory                                 843,049            843,049
      Goodwill, net of amortization                       627,636            631,788
      Debt issuance costs, net of amortization            829,855            869,643
      Other                                                44,549             36,947
                                                      -----------        -----------
             Total other assets                         2,345,089          2,381,427
                                                      -----------        -----------
                                                      $24,944,261        $24,127,416
                                                      ===========        ===========



   The accompanying notes are an integral part of these financial statements.

                   REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                             MARCH 3L, 1999      DECEMBER 31, 1998
                                                             --------------      -----------------
                                                              (UNAUDITED)
CURRENT LIABILITIES
      Current portion of long-term debt                       $     38,300         $     38,300
      Current portion of serial preferred stock
        subject to mandatory redemption                            163,600              163,600
      Note payable                                                 469,200              464,200
      Accounts payable                                             226,193              282,945
      Accrued expenses                                             456,382              276,165
                                                              ------------         ------------
             Total current liabilities                           1,353,675            1,225,210

LONG-TERM DEBT, net of current portion                          11,762,407           11,519,930

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                      88,040               89,576

SERIAL PREFERRED STOCK SUBJECT TO MANDITORY
  REDEMPTION (liquidation preference and redemption
  value $256,700), net of current portion                           78,505               73,650

SHAREHOLDERS' EQUITY
      Serial preferred stock not subject to mandatory
        redemption (maximum liquidation preference
        $24,957,326 in 1999 and 1998)                            1,052,988            1,052,988
      Common stock, par value $.40, authorized
        25,000,000 shares; issued and outstanding
        12,632,089 shares in 1999 and 1998 (net of
        12,460 treasury shares)                                  5,047,129            5,047,129
      Additional paid-in capital                                   270,510              270,510
      Readjustment resulting from quasi-reorganization
        at December 31, 1987                                    (1,670,596)          (1,670,596)
      Retained earnings                                          6,961,603            6,519,019
                                                              ------------         ------------
             Total shareholders' equity                         11,661,634           11,219,050
                                                              ------------         ------------
                                                              $ 24,944,261         $ 24,127,416
                                                              ============         ============


   The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                            1999                1998
                                                         -----------         -----------
NET SALES                                                $   964,557         $   631,832

COST AND EXPENSES
      Cost of goods sold                                     757,239             425,262
      Selling and administrative                             543,304             451,398
                                                         -----------         -----------
                                                           1,300,543             876,660
                                                         -----------         -----------

INCOME (LOSS) FROM OPERATIONS                               (335,986)           (244,828)

INCOME FROM EQUITY INVESTMENT IN
  PARTNERSHIP                                              1,045,000             974,521

OTHER INCOME                                                  43,361               8,288

INTEREST EXPENSE                                            (274,625)           (213,621)
                                                         -----------         -----------
INCOME BEFORE INCOME TAX EXPENSE
  AND MINORITY INTEREST                                      477,750             524,360

INCOME TAX EXPENSE                                           (23,810)            (17,300)

MINORITY INTEREST                                              1,532             (10,101)
                                                         ===========         ===========
NET INCOME                                               $   455,472         $   496,959
                                                         ===========         ===========
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS
  (after accrued preferred stock
  dividends of $8,033 in 1999 and $8,035 in 1998,
  and preferred stock accretion of $4,855 in 1999
  and $4,487 in 1998.)                                   $   442,584         $   484,437
                                                         ===========         ===========
NET INCOME PER COMMON SHARE
      Basic                                              $      0.04         $      0.04
                                                         ===========         ===========
      Diluted                                            $      0.03         $      0.03
                                                         ===========         ===========


   The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                                      1999                1998
                                                                   -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                    $   455,472         $   496,959
     Adjustments to reconcile net income to net
     cash used by operating activities:
         Depreciation and amortization                                  55,498              29,102
         Minority interest                                              (1,532)             10,101
         Stock issued in lieu of cash compensation                        --                 2,800
         Income from equity invesment in partnership                (1,045,000)           (974,521)
         Interest amortization on long-term debt                       229,390             199,554
         Gain on disposal of rental properties                         (19,250)               --
         Changes in operating assets and liabilities:
             Accounts receivable                                       259,102             342,010
             Inventory                                                 (71,131)            (84,442)
             Other current assets                                       (8,512)           (103,677)
             Other assets                                                 --                 1,068
             Accounts payable                                          (56,752)             76,687
             Accrued expenses                                          180,217              55,843
                                                                   -----------         -----------
               Net cash from (used by) operating activities            (22,498)             51,484

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                             (208,910)         (1,226,043)
     Proceeds from sale of rental properties                           126,565                --
                                                                   -----------         -----------
               Net cash used by investing activities                   (82,345)         (1,226,043)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net short-term borrowings                                           5,000             160,000
     Proceeds from long-term borrowings                                 65,372             997,667
     Repayment of long-term borrowings                                 (12,497)               --
     Other                                                             (12,576)             (9,925)
     Dividends paid                                                     (8,033)             (8,035)
                                                                   -----------         -----------
               Net cash from financing activities                       37,266           1,139,707
                                                                   -----------         -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (67,577)            (34,852)

CASH AND CASH EQUIVALENTS - BEGINNING                                2,168,541             252,354
                                                                   -----------         -----------
CASH AND CASH EQUIVALENTS - ENDING                                 $ 2,100,964         $   217,502
                                                                   ===========         ===========


   The accompanying notes are an integral part of these financial statements.

                                                                             1999           1998
                                                                             ----           ----
Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Income taxes                                                         $     -0-        $2,500
     Interest                                                                38,483           -0-

Supplemental disclosure of non cash investing and Financing activities:

     In 1998 the Company issued 5,000 shares of treasury stock as compensation for services rendered.



   The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICIANT ACCOUNTING
         POLICIES

A. Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1998.

B. Principles of Consolidation - The consolidated financial statements include the accounts of Regency Affiliates, Inc. (the "Company"), its wholly-owned subsidiary, Rustic Crafts International, Inc. ("RCI") and its 80% owned subsidiaries National Resources Development Corporation ("NRDC"), Transcontinental Drilling Company ("Drilling") and RegTransco, Inc. ("RTI"). All significant inter-company balances and transactions have been eliminated in consolidation.

C. Earnings Per Share - Basic earnings per share are computed by dividing net income attributable to common shareholders (net income less preferred stock dividend requirements and periodic accretion) by the weighted average number of common shares outstanding during the relevant period. Diluted earnings per share computations assume the conversion of Series E, Series B, and Junior Series D preferred stock during the period that the preferred stock issues were outstanding. If the results of these assumed conversion is dilutive, the dividend requirements and periodic accretion for the preferred stock issues are reduced.

D. Inventory - Inventories are stated at the lower of cost or market using the first-in, first-out method ("FIFO"). Inventory is comprised of the following at March 31, 1999:

              Raw materials and supplies                                                 $439,283
              Work in process                                                              86,370
              Finished products                                                           351,484
                                                                                         --------
                                                                                         $877,137
                                                                                         --------

E. Aggregate Inventory - Aggregate inventory is stated at lower of cost or market. Liens have been attached to the aggregate inventory by the holders of the zero coupon bonds, having a face value of $542,200 and a carrying valuing of $422,500 at March 31, 1999. The Company is also subject to a royalty agreement, which requires the payment of certain royalties to a previous owner of the aggregate upon sales of the aggregate.

F. Income Taxes - The Company utilizes Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax basis of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those temporary differences that have future tax consequences using the current enacted tax laws and rates that apply to the period in which they are expected to affect taxable income. In some situations SFAS 109 permits the recognition of expected benefits of utilizing net operating loss and tax credit carryforwards. Valuation allowances are established based on management's estimate, if necessary. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.














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

         Security was organized to own and operate two buildings containing approximately 717,000 net rentable square feet consisting of a two-story office building and a connected six-story office tower. The building was purchased by Security in 1986 and is located on approximately 34.3 acres of land which is also owned by Security. The building has been occupied by the United States Social Security Administration's Office of Disability and International Operations for approximately 24 years under lease between the United States of America, acting by and through the General Services Administration ("GSA"). Effective November 1, 1994, Security and the GSA entered into a nine-year lease (the "Lease") for 100% of the building. Security has received an opinion of the Assistant General Counsel to the GSA that lease payments are not subject to annual appropriation by the United States Congress and the obligations to make such payments are unconditional general obligations of the United States Government.

         The Company accounts for the investment in partnership on the equity method, whereby the carrying value of the investment is increased or decreased by the Company's allocable share of income or loss. The investment in partnership included in the Consolidated Balance Sheet at March 31, 1999 was $16,844,631. The income from the Company's equity investment in the partnership for the three months ended March 31, 1999 was $1,045,000.

Summarized operating data for Security for the three months ended March 31, 1999, and March 31, 1998, is as follows:

                                                                       1999             1998
                                                                       ----             ----
         Revenues                                               $      3,293,300    $     3,284,600
         Operating Expenses                                              852,100            802,000
         Depreciation and Amortization                                   709,100            707,200
         Interest Expense, Net                                           632,100            749,600
                                                                ----------------    ---------------
              Net Income                                        $      1,100,000    $     1,025,800
                                                                ----------------    ---------------

NOTE 3.  NOTE PAYABLE

         The Company's subsidiary, Rustic Crafts, has established a $1,000,000 line of credit with PNC Bank. The line of credit expires on May 18, 1999 and bears interest at the Bank's prime rate minus one-half percent (7.25% at March 31, 1999).

         The accounts receivable, inventory and other assets, such as property and equipment, of Rustic Crafts have been pledged as collateral to secure the line of credit. Rustic Crafts has agreed to maintain certain net worth, current ratio and debt service coverage and is in compliance with these requirements. The line of credit is guaranteed by the Company.

         At March 31, 1999 the amount outstanding under the line of credit was $385,000.

NOTE 4.       LONG TERM DEBT

         KBC Bank Loan. On June 24, 1998, the Company refinanced its previously outstanding long-term debt with a new loan from KBC Bank N.V. ("KBC"). The due date of the loan is November 30, 2003, with interest compounded semi-annually on each June 1 and December 1. The interest may be paid on these semi-annual dates or the Company may elect to add the interest to the principal of the loan then outstanding. As of March 31, 1999, the amount outstanding under the loan is $9,938,500, including $181,800 of interest reflected in the accompanying Statement of Operations for the three months ended March 31, 1999.

         The Company incurred debt issuance costs in connection with the above KBC loan and purchased a residual value insurance policy to secure the repayment of the outstanding principal and interest when due. These costs are shown as Debt Issuance Costs and are being amortized over the life of the loan using the effective interest method. Such amortization of $39,788 for the three months ended March 31, 1999 is included in Interest Expense in the accompanying Statement of Operations.

         Rustic Crafts Mortgage. In March 1998, Rustic Crafts purchased a 126,000 square foot building on seven acres of land in Scranton, Pennsylvania for approximately $1.2 million. PNC Bank provided a first mortgage term loan in the amount of $960,000, a convertible line of credit of $410,000 and equipment financing of $400,000. At March 31, 1999, the amounts outstanding on these loans were $1,523,907.

NOTE 5.   INCOME TAXES

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

         At March 31, 1999, the Company's net deferred tax asset, utilizing a 34% effective tax rate, consists of:

     Deferred tax assets:
       Investment partnership earnings                                              $     2,384,000
       Net operating loss carryforwards                                                  11,068,000
       Alternative minimum tax credits                                                      394,000
                                                                                    ---------------
     Total deferred tax assets before valuation allowance                                13,846,000
     Valuation allowance                                                                (13,846,000)
                                                                                    ----------------
       Net deferred tax asset                                                       $        -0-
                                                                                    ----------------


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

         For the three months ended March 31, 1999, and 1998, the tax effect of net operating loss carryforwards reduced the current provision for federal income taxes by approximately $140,000 and $180,000, respectively. The Company provided $23,810 for state income and the alternative minimum tax in the three months ended March 31, 1999.

NOTE 6.   SUBSEQUENT EVENTS

         On April 22, 1999, the Company's Board of Directors approved a transaction whereby the Company would acquire approximately 36% of the outstanding shares of Glas-Aire Industries, Ltd. ("Glas-Aire") for $1,213,000 in cash and the issuance of a note of $650,000 due January 1, 2000, at an interest rate of 7.5% per annum, which is guaranteed by Mr. William Ponsoldt, Sr., President of the Company. The acquisition was completed through a newly formed subsidiary of Regency, Speed.com, Inc. Funds were loaned to Speed.com, Inc. by an affiliate of Statesman Group, Inc. and Speed.com subsequently purchased the shares of Glas-Aire on the terms discussed above. Glas-Aire is a publicly traded Company which manufactures automotive parts and accessories.

         As a result of this transaction, the Company has appointed two directors to fill vacancies on the Glas-Aire board and will appoint three additional directors subject to satisfying the applicable shareholder notification rules.

         In May 1999, the Company entered into an agreement to acquire GuildMaster, Inc., a Missouri corporation, ("GuildMaster") by merger of GuildMaster into a newly formed subsidiary of the Company. The agreement provides that the Company will acquire all of the shares of GuildMaster in exchange for $500,000 in cash, $1,800,000 of face value convertible preferred shares with terms and conditions to be designated by the Board of Directors, and other consideration based on the future performance of GuildMaster. The agreement is subject to approval by Regency's Board of Directors, which has not yet been obtained. GuildMaster manufactures innovative and fashion-forward decorative accessories for the home. Revenues for 1998 were approximately $4,500,000. While the Company believes that this transaction will be completed there can be no assurance that the transaction will in fact be completed or that, if completed, it will be on the same or similar economic terms.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General.

         Regency Affiliates, Inc. (the "Company") is the parent company of several subsidiary business operations. The Company is committed to develop and/or monetize these business operations for the benefit of its shareholders and continues to commit both financial and personnel resources to an active merger and acquisition program in order to enhance common stockholders' values. The Company's Stockholders' Equity at March 31, 1999 was $11,661,634 as compared to $9,828,945 at March 31, 1998, an increase of $1,832,689 for the twelve months March 31, 1999.

Liquidity and Capital Resources.

         The investment in Security is estimated to provide the Company with management fees of approximately $100,000 per annum until 2003. In the period ending March 31, 1999, the Company's income from its equity investment in the Partnership was $1,045,000. These funds, however, are presently committed for the amortization of the outstanding principal balance on Security's real estate mortgage and, while the Company's equity investment has increased to $16,844,631, the partnership does not provide liquidity to the Company in excess of the $100,000 annual management fee. The Company has, however, been successful in obtaining financing with respect to this investment.

         In March 1998, Rustic Crafts purchased a building of 126,000 square feet located near the current facility in Scranton, Pennsylvania. The cost of acquiring and equipping this facility of approximately $2 million is being funded by new borrowings from PNC Bank in the form of a first mortgage in the amount of $960,000, a construction line of credit of $410,000 and equipment financing of $400,000. This new facility has significantly increased the operating capacity and enabled Rustic Crafts to more efficiently meet its current order backlog and increase its customer base. Management anticipates that Rustic Crafts will provide significant cash distributions for use by the Company.

         On the date of acquisition of the new facility, a tenant was renting 23,000 square feet of this facility at a base rent of $17,400 per year plus an allocable share of the real estate taxes. The Company intends to maintain this tenant relationship on an ongoing basis and has rented an additional 28,000 square feet to another tenant at an annual minimum rent of $71,680.

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

         The Company is continuing to explore opportunities for the acquisition of companies with operations that will provide additional liquidity and cash. The Company anticipates that such acquisitions would be financed by borrowings secured by the assets acquired and by the proceeds of its recent Loan Agreement, or other loans. There can be no assurance that any such acquisition or transaction will come to fruition. In August 1998, the Company engaged Cruttenden Roth, Inc. a California based Investment Banking firm, to assist the Company with its acquisition program. The Company has agreed to pay Cruttenden Roth a fee of $25,000 payable over 12 months and a success fee if the Company acquires a business within the next two years. The Company is analyzing the acquisition prospects introduced by Cruttenden Roth.

Results of Operations

1999 Compared to 1998
---------------------

         The operations of the Company include the operations of Rustic Crafts, its subsidiary, which is engaged in the manufacture of decorative fireplaces, heater logs and related accessories. The Company continues to actively seek companies in the home furnishings market for merger or acquisition.

         Net sales increased $332,725 in 1999 over the similar period in 1998. The increase is due to an increase in sales at Rustic Crafts of approximately $400,000. This increase in sales is due to a significant increase in productive capacity and resulting manufacturing efficiencies. Rustic Crafts moved most of its manufacturing operations into a new facility in the fourth quarter of 1998. This allowed Rustic Craft to manufacture items for inventory and to decrease average delivery times from about twelve weeks to six weeks. The increase in Rustic Crafts sales was somewhat offset by a decrease in aggregate sales.

         Cost of goods sold as a percent of sales increased from 67.3% in 1998 to 78.5% in 1999. Cost of goods sold increased at Rustic Craft from 76.5% in 1998 to 78.5% in 1999. Factory overhead as a percent of sales decreased, however, this decrease was offset by freight charges on raw materials and the mix of products sold.

         Selling and administrative expenses increased $91,906 in 1999 over the similar period in 1998. Bonuses accrued were $170,000 in 1999 compared to $54,516 in 1998. This increase was partially offset by decreases in legal expenses and taxes and licenses.

         Income from equity in partnership increased $70,479. This increase is due to a decrease in interest expense resulting from payment of principal offset by increases in operating expenses for the quarter.

         Other income increased $35,073 in 1999 over 1998 due to gains on disposition of assets of $19,250, rental income from manufacturing facility of $9,000 and increases in interest income.

         Interest expense increased $61,004 in 1999 over the similar period in 1998. This increase included an additional $36,900 of interest on the financing used to purchase the new manufacturing facility in Scranton, PA and $24,000 of increased expense on the KBC loan. The increase in interest on the KBC loan is due to the higher principal amount outstanding as the effective rate decreased from almost 20% to less than 9%.

         Net income decreased $41,487 in 1999 from the same period in 1998. The net loss from operations increased $91,158 in spite of an increase in sales which was offset by higher cost of sales and selling and administrative expenses. Also, the increase in income from investment in partnership was offset by higher interest expense.

Year 2000 Issues.

         The Company has determined that there will be no material effect on the Company's business, results of operations or financial condition as a consequence of its Year 2000 issues, considering the Company's efforts to avoid any such consequences.

Forward-Looking Statements

         This Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Statements as to what the Company "believes," "intends," "expects," or "anticipates", and other similarly anticipatory expressions, are generally forward-looking and are made only as of the date of this Form 10-Q. Readers of the Form 10-Q are cautioned not to place undue reliance on such forward-looking statements, as they are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. The Company is subject to numerous contingencies, risks and uncertainties including, but not limited to, the following that could have a severe impact on the Company;

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

         (iii) As of March 31, 1999, the Company was dependent upon its investment in Security Land and Development Company Limited Partnership, the operations of Rustic Crafts International, Inc. and its interest income for a material portion of its cash flow and for a material portion of its reportable income.

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

         (vii) The Company has significant tax loss and credit carryforwards and no assurance can be provided that the Internal Revenue Service would not attempt to limit or disallow altogether the Company's use, retroactively and/or prospectively, of such carryforwards, due to ownership changes or any other reason. The disallowance of the utilization of the Company's net operating loss would severely impact the Company's financial position and results of operations due to the significant amounts of taxable income (generated by the Company's investment in Security) that have in the past been, and is expected in the future to be, offset by the Company's net operating loss carryforwards.

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

     None.

ITEM 2.       CHANGES IN SECURITIES.

     None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.       OTHER INFORMATION.

     None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

     Exhibit 27 - Financial Data Schedule.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            REGENCY AFFILIATES, INC.
                          ----------------------------
                                  (Registrant)

May 14, 1999                  By:  /s/ Douglas F. Long
-------------------              -------------------------------------------
  Date                           Douglas F. Long, Chief Financial Officer