Form 10-Q
period 1999-06-30
REGENCY AFFILIATES INC
filed 1999-08-16
CIK 99249

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE QUARTER ENDED JUNE 30, 1999 COMMISSION FILE NO. 1-7949
                               -------------

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


                           Yes     __X__                 No _____

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

$.40 Par Value Common Stock - 12,632,089 shares as of June 30, 1999.

                                TABLE OF CONTENTS


                                                                         PAGE
                                                                         ----
PART I -  FINANCIAL INFORMATION

Item 1.     Financial Statements                                           3
Item 2.     Management's Discussion and Analysis of Financial
            Condition And Results of Operations                           15


PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                             20
Item 2.     Changes in Securities and Use of Proceeds                     20
Item 3.     Defaults Upon Senior Securities                               20
Item 4.     Submission of Matters to a Vote of Security Holders           20
Item 5.     Other Information                                             20
Item 6.     Exhibits and Reports on Form 8-K                              20

REGENCY AFFILIATES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


            The following pages contain the information required by Part I, Item 1.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                  June 30, 1999    December 31, 1998
                                                   -----------     -----------------
                                                   (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                       $ 1,713,044        $ 2,168,541
   Accounts receivable                                 401,791            752,861
   Inventory                                           862,937            806,006
   Other current assets                                227,584            130,375
                                                   -----------        -----------
          Total current assets                       3,205,356          3,857,783

PROPERTY, PLANT AND EQUIPMENT, NET                   2,423,963          1,980,063

INVESTMENTS
   Partnership investment                           17,810,420         15,799,631
   Equity investment                                 1,893,000                 --
   Rental property, net                                     --            108,512
                                                   -----------        -----------
          Total investments                         19,703,420         15,908,143

OTHER ASSETS
   Aggregate inventory                                 843,049            843,049
   Goodwill, net of amortization                       612,846            631,788
   Debt issuance costs, net of amortization            790,068            869,643
   Other                                               102,900             36,947
                                                   -----------        -----------
          Total other assets                         2,348,863          2,381,427
                                                   -----------        -----------
                                                   $27,681,602        $24,127,416
                                                   ===========        ===========



   The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            June 30, 1999    December 31, 1998
                                                            -------------     -----------------
                                                            (Unaudited)
CURRENT LIABILITIES
   Current portion of long-term debt                       $     29,430         $     38,300
   Current portion of serial preferred stock
     subject to mandatory redemption                            163,600              163,600
   Notes payable                                              2,633,000              464,200
   Accounts payable                                             277,436              282,945
   Accrued expenses                                             251,484              276,165
                                                           ------------         ------------
          Total current liabilities                           3,354,950            1,225,210

LONG-TERM DEBT, net of current portion                       12,044,084           11,519,930

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                   85,396               89,576

SERIAL PREFERRED STOCK SUBJECT TO MANDITORY
  REDEMPTION (liquidation preference and redemption
  value $256,700), net of current portion                        83,359               73,650

SHAREHOLDERS' EQUITY
   Serial preferred stock not subject to mandatory
     redemption (maximum liquidation preference
     $24,957,326 in 1999 and 1998)                            1,052,988            1,052,988
   Common stock, par value $.40, authorized
     25,000,000 shares; issued and outstanding
     12,632,089 shares in 1999 and 1998 (net of
     12,460 treasury shares)                                  5,047,129            5,047,129
   Additional paid-in capital                                   270,510              270,510
   Readjustment resulting from quasi-reorganization
     at December 31, 1987                                    (1,670,596)          (1,670,596)
   Retained earnings                                          7,413,782            6,519,019
                                                           ------------         ------------
          Total shareholders' equity                         12,113,813           11,219,050
                                                           ------------         ------------

                                                           $ 27,681,602         $ 24,127,416
                                                           ============         ============



   The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                  Three Months                              Six Months
                                      ------------------------------------   ------------------------------------
                                            1999                1998               1999               1998
                                      -----------------  ------------------  -----------------   ----------------

NET SALES                                 $   901,022         $   718,551         $ 1,876,175         $ 1,350,383

COST AND EXPENSES
      Cost of goods sold                      766,728             450,090           1,523,967             875,352
      Selling and administrative              475,190             501,727           1,012,191             953,124
                                          -----------         -----------         -----------         -----------
                                            1,241,918             951,817           2,536,158           1,828,476
                                          -----------         -----------         -----------         -----------

INCOME (LOSS) FROM OPERATIONS                (340,896)           (233,266)           (659,983)           (478,093)

INCOME FROM EQUITY INVESTMENT
  IN PARTNERSHIP                            1,067,115             989,666           2,112,115           1,964,188

OTHER INCOME                                   71,231              17,497              97,693              25,783

INTEREST EXPENSE                             (317,528)           (594,982)           (592,153)           (808,604)
                                          -----------         -----------         -----------         -----------

INCOME BEFORE INCOME TAX
  EXPENSE AND MINORITY INTEREST               479,922             178,915             957,672             703,274

INCOME TAX EXPENSE                            (17,500)             (8,800)            (41,310)            (26,100)

MINORITY INTEREST                               2,646               1,560               4,178              (8,541)

                                          -----------         -----------         -----------         -----------
NET INCOME                                $   465,068         $   171,675         $   920,540         $   668,633
                                          ===========         ===========         ===========         ===========

NET INCOME ATTRIBUTABLE TO
COMMON SHAREHOLDERS
  (after accrued preferred stock dividends of
  $8,033 and $16,066 in 1999 and $8,034
  and $16,066 in 1998, and preferred
  stock accretion of $4,854 and $9,709 in
  1999 and $4,486 and $8,975 in 1998)     $   452,181         $   159,155         $   894,765         $   643,592
                                          ===========         ===========         ===========         ===========

NET INCOME PER COMMON SHARE
      Basic                               $      0.04         $      0.01         $      0.07         $      0.05
                                          ===========         ===========         ===========         ===========

      Diluted                             $      0.03         $      0.01         $      0.06         $      0.05
                                          ===========         ===========         ===========         ===========


   The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                1999                1998
                                                         -------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                               $    920,540      $    668,633
  Adjustments to reconcile net income to net
  cash used by operating activities:
      Depreciation and amortization                             114,704            40,474
      Minority interest                                          (4,178)            8,541
      Stock issued in lieu of cash compensation                      --           129,960
      Income from equity invesment in partnership            (2,112,115)       (1,964,188)
      Distribution of equity earnings from partnership          101,326           102,278
      Undistributed earnings of equity investment               (30,000)               --
      Interest amortization on long-term debt                   468,269           568,361
      Gain on disposal of rental properties                     (19,250)               --
      Changes in operating assets and liabilities:
          Accounts receivable                                   351,070           160,966
          Inventory                                             (56,931)         (207,003)
          Other current assets                                  (97,213)         (107,118)
          Accounts payable                                       (5,509)          395,030
          Accrued expenses                                      (24,680)         (175,851)
                                                           ------------      ------------
            Net cash used by operating activities              (393,967)         (379,917)

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                         (535,770)       (1,332,645)
  Purchase of equity investment                              (1,213,000)               --
  Other assets                                                  (68,647)            2,329
  Proceeds from sale of rental properties                       126,565                --
                                                           ------------      ------------
            Net cash used by investing activities            (1,690,852)       (1,330,316)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net short-term borrowings                                     305,800           508,000
  Proceeds from notes payable                                 1,213,000
  Proceeds from long-term borrowings                            149,572        10,380,987
  Repayment of long-term borrowings                             (22,982)       (5,003,072)
  Debt issuance costs                                                --          (955,725)
  Other                                                              --           (12,400)
  Dividends paid                                                (16,068)          (16,066)
                                                           ------------      ------------
            Net cash from financing activities                1,629,322         4,901,724
                                                           ------------      ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (455,497)        3,191,491

CASH AND CASH EQUIVALENTS - BEGINNING                         2,168,541           252,354
                                                           ------------      ------------

CASH AND CASH EQUIVALENTS - ENDING                         $  1,713,044      $  3,443,845
                                                           ============      ============

   The accompanying notes are an integral part of these financial statements.

                                                                             1999           1998
                                                                             ----           ----
Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Income taxes                                                          $ 35,000       $ 25,500
     Interest                                                                71,414        220,300
Supplemental disclosure of non cash investing and
     financing activities:


     In April 1999, the Company issued a promissory note of $650,000 for the purchase of an equity investment in Glas-Aire Industries, Ltd.

     In 1998 the Company issued 187,000 shares of treasury stock as compensation for services rendered.




   The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1998.

B. Principles of Consolidation - The consolidated financial statements include the accounts of Regency Affiliates, Inc. (the "Company"), its wholly-owned subsidiary, Rustic Crafts International, Inc. ("Rustic Crafts") and its 80% owned subsidiaries National Resources Development Corporation ("NRDC"), Transcontinental Drilling Company ("Drilling") and RegTransco, Inc. ("RTI"). All significant inter-company balances and transactions have been eliminated in consolidation.

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

D. Inventory - Inventories are stated at the lower of cost or market using the first-in, first-out method ("FIFO"). Inventory is comprised of the following at June 30, 1999 and December 31, 1998


                                                                          1999              1998
                                                                         -----              ----
              Raw materials and supplies                                $303,666         $379,672
              Work in process                                             26,125          120,416
              Finished products                                          533,146          305,918
                                                                        --------         --------
                                                                        $862,937         $806,006
                                                                        ========         ========

E. Aggregate Inventory - Aggregate inventory is stated at lower of cost or market. Liens have been attached to the aggregate inventory by the holders of the zero coupon bonds, having a face value of $542,200 and a carrying value of $432,075 at June 30, 1999. NRDC is also subject to a royalty agreement, which requires the payment of certain royalties to a previous owner of the aggregate upon sales of the aggregate.

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

NOTE 2.  INVESTMENT IN PARTNERSHIP

         In November 1994, the Company purchased a limited partnership interest in Security Land and Development Company Limited Partnership ("Security"), which owns and operates an office complex. The Company has limited voting rights and is entitled to be allocated 95% of the profit and loss of the partnership until October 31, 2003 (the lease termination date of the sole tenant of the office complex) and 50% thereafter. The Company is to receive certain limited cash flow after debt service, and a contingent equity build-up depending upon the value of the project upon termination of the lease. The Company is also entitled to receive certain management fees relating to the partnership. The Company can compel the sale of the property after December 31, 2004.

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

          The Company accounts for the investment in partnership on the equity method, whereby the carrying value of the investment is increased or decreased by the Company's allocable share of income or loss. The investment in partnership included in the Consolidated Balance Sheet at June 30, 1999 was $17,810,420. The income from the Company's equity investment in the partnership for the three months and six months ended June 30, 1999 was $1,067,115 and $2,112,115, respectively.

Summarized operating data for Security for the three months and six months ended June 30, 1999, and June 30, 1998, is as follows:

                                         Three Months                   Six Months
                                  ------------------------      ------------------------
                                     1999           1998          1999            1998
                                  ------------------------      ------------------------

Revenues                          $3,303,815     $3,284,600     $6,597,114     $6,569,198
Operating Expenses                   847,299        810,340      1,695,556      1,612,338
Depreciation and Amortization        709,123        707,200      1,418,246      1,414,400
Interest Expense, Net                627,938        724,989      1,260,032      1,474,578
                                  ----------     ----------     ----------     ----------
     Net Income                   $1,119,455     $1,042,071     $2,223,280     $2,067,882
                                  ----------     ----------     ----------     ----------


NOTE 3.    NOTES PAYABLE

         The Company's subsidiary, Rustic Crafts, has established a $1,000,000 line of credit with PNC Bank. The line of credit expires on May 18, 2000 and bears interest at the Bank's prime rate minus one-half percent (7.25% at June 30, 1999).

         The accounts receivable, inventory and other assets, such as property and equipment, of Rustic Crafts have been pledged as collateral to secure the line of credit. Rustic Crafts has agreed to maintain certain net worth, current ratio and debt service coverage requirements and is in compliance with these requirements. The line of credit is guaranteed by the Company.

         At June 30, 1999 the amount outstanding under the line of credit was $770,000.

         In connection with the purchase of the common shares of Glas-Aire (see
Note 6) the Company issued the following promissory notes:

         Promissory note in the amount of $650,000 to the seller of the shares, 7.5% interest, due January 1, 2000, secured by a first priority interest in 200,000 shares of Glas-Aire.

         Promissory note in the amount of $1,213,000 to an affiliate of Statesman Group, Inc., a significant shareholder of the Company; 7.5% interest due on demand and unsecured.


NOTE 4.    LONG TERM DEBT

         KBC Bank Loan. On June 24, 1998, the Company refinanced its previously outstanding long-term debt with a loan from KBC Bank N.V. ("KBC"). The loan matures on November 30, 2003, with interest compounded semi-annually on June 1 and December 1 of each year during the term of the loan. The interest may be paid on these semi-annual dates or the Company may elect to add the interest to the principal of the loan then outstanding. As of June 30, 1999, the amount outstanding under the loan was $10,124,542, including $186,043 and $367,845 of interest reflected in the accompanying Statement of Operations for the three months and six months ended June 30, 1999, respectively.

         The Company incurred debt issuance costs in connection with the above referenced KBC loan and purchased a residual value insurance policy to secure the repayment of the outstanding principal and interest when due. These costs are shown as Debt Issuance Costs and are being amortized over the life of the loan using the effective interest method. Such amortization of $39,787 and $79,575 for the three months and six months ended June 30, 1999 is included in Interest Expense in the accompanying Statement of Operations.

         Rustic Crafts Mortgage. In March 1998, Rustic Crafts purchased a 126,000 square foot building on seven acres of land in Scranton, Pennsylvania for approximately $1.2 million. PNC Bank provided a first mortgage term loan in the amount of $960,000 and a convertible line of credit of $410,000, both carrying an interest rate of PNC's prime rate less one-half percent. PNC has also provided equipment financing of $400,000, also at PNC's prime rate less one-half percent. At June 30, 1999, the aggregate principal amount outstanding on these loans was $1,501,643.

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

         At June 30, 1999, the Company's net deferred tax asset, utilizing a 34% effective tax rate, consists of:

     Deferred tax assets:
       Investment partnership earnings                           $     2,384,000
       Net operating loss carryforwards                               10,755,000
       Alternative minimum tax credits                                   394,000
                                                                 ---------------
     Total deferred tax assets before valuation allowance             13,533,000
     Valuation allowance                                             (13,533,000)
                                                                 ---------------
       Net deferred tax asset                                    $        -0-
                                                                 ===============


         The valuation allowance was established to reduce the net deferred tax asset to the amount that will more likely than not be realized. This reduction is necessary due to uncertainty of the Company's ability to utilize the net operating loss and tax credit carryforwards before they expire.

         For regular federal income tax purposes, the Company has remaining net operating loss carryforwards of approximately $31,600,000. These losses can be carried forward to offset future taxable income and, if not utilized, will expire in varying amounts beginning in the year 2001.

         For the three months and six months ended June 30, 1999, the tax effect of net operating loss carryforwards reduced the current provision for federal income taxes by approximately $140,000 and $270,000, respectively. The Company provided $17,500 and $41,310 for state income and the alternative minimum tax in the three months and six months ended June 30, 1999, respectively.

NOTE 6.    INVESTMENT IN GLAS-AIRE INDUSTRIES, LTD.

         On April 22, 1999, the Company, through its wholly-owned subsdidiary Speed.com, Inc., acquired 513,915 shares of the common stock of Glas-Aire Industries, Ltd. ("Glas-Aire") for the issuance of a promissory note of $650,000 due January 1, 2000, at an interest rate of 7.5% per annum, which note is guaranteed by Mr. William Ponsoldt, Sr., President of the Company and $1,213,000 in cash. The cash was obtained from an affiliate of Statesman Group, Inc. through the issuance of an unsecured demand note at 7.5% per annum. The Company also purchased 3,000 shares of the common stock of Glas-Aire on the open market. Glas-Aire is a publicly traded Company which manufactures automotive parts and accessories.

         The shares acquired represent approximately 36% of the outstanding common shares of Glas-Aire. The investment in Glas-Aire is being accounted for using the equity method of accounting and is included in the accompanying Balance Sheet as Equity Investment. The Company's share of Glas-Aire's earnings since the date of acquisition of $30,000 is included in the accompanying Statement of Operations in Other Income.

         As part of this transaction, the Company has appointed two directors to fill vacancies on the Glas-Aire board and will be allowed to appoint three additional directors subject to satisfying the applicable shareholder notification rules.


NOTE 7.     SUBSEQUENT EVENT

         On August 2, 1999, the Company acquired 41,600 shares of the common stock of Glas-Aire on the open market for $119,619. The funds were provided by InterSwiss Trading, Ltd. on an unsecured basis.

         On August 4, 1999, the Company sold 2,852,375 shares of the Company's common stock to Glas-Aire for cash of $1,968,000 and 86,000 shares of Glas-Aire common stock for an aggregate consideration of $2,281,900. Upon closing of this transaction the Company owns, either directly or through a wholly owned subsidiary, 644,515 shares or approximately 42.4% of the outstanding shares of Glas-Aire. In its filing with the SEC, the Company has stated its intention to acquire control of Glas-Aire.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General.

                  Regency Affiliates, Inc. (the "Company") is the parent company of several subsidiary business operations. The Company is committed to develop and/or monetize these business operations for the benefit of its shareholders and continues to commit both financial and personnel resources to an active merger and acquisition program in order to enhance common stockholder value. The Company's Stockholders' Equity at June 30, 1999 was $12,113,813 as compared to $10,115,300 at June 30, 1998, an increase of $1,998,513 for the twelve months ending June 30, 1999.

Liquidity and Capital Resources.

         The investment in Security is estimated to provide the Company with management fees of approximately $100,000 per annum until 2003. For the six months ended June 30, 1999, the Company's income from its equity investment in the Partnership was $2,112,115. These funds, however, are presently committed for the amortization of the outstanding principal balance on Security's real estate mortgage and, while the Company's equity investment has increased to $17,810,420, the partnership does not provide liquidity to the Company in excess of the $100,000 annual management fee. The Company has, however, been successful in obtaining financing with respect to this investment.

         The Company has agreed to sell 2,852,375 shares of its common stock to Glas-Aire for cash of $1,968,000 and 86,000 shares of Glas-Aire common stock. The proceeds from this sale may be used to repay debt or provide cash for working capital or future acquisitions.

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

         The Company experimented during 1997 for a one month period by installing aggregate crushing and marketing operations at the Groveland Mine in an informal joint venture with another company. Based on this experiment, the Company is attempting to establish a permanent infrastructure to commercialize the inventory of previously quarried and stockpiled aggregate at the Groveland Mine in conjunction with an experienced aggregate supply company. The Company has also had discussions with several interested companies regarding the possible sale of its interest in NRDC, the owner of the aggregate. At this time there is no assurance that any such commercialization or sale will occur.

         The Company is continuing to explore opportunities for the acquisition of companies with operations that will provide additional liquidity and cash. The Company anticipates that such acquisitions would be financed by borrowings secured by the assets acquired and by the proceeds of its KBC bank loan, or other loans. There can be no assurance that any such acquisitions or transactions will come to fruition. In August 1998, the Company engaged Cruttenden Roth, Inc. a California based Investment Banking firm, to assist the Company with its acquisition program. The Company has agreed to pay Cruttenden Roth a fee of $25,000 payable over 12 months and a success fee if the Company acquires a business within the next two years. The Company is analyzing the acquisition prospects introduced by Cruttenden Roth.

Results of Operations

Three Months Ended June 30, 1999 Compared to 1998
-------------------------------------------------

         The operations of the Company include the operations of Rustic Crafts, its subsidiary, which is engaged in the manufacture of decorative fireplaces, heater logs and related accessories. The Company continues to actively seek companies in the home furnishings market for merger or acquisition.

         Net sales of Rustic Crafts increased $182,471 or 25% in 1999 over the similar period in 1998. This increase in sales at Rustic Crafts is due to a significant increase in productive capacity and manufacturing efficiencies due to a move of its manufacturing operations into a new facility in the fourth quarter of 1998. This allowed Rustic Craft to manufacture items for inventory and to decrease average delivery times from about twelve weeks to six weeks.

         Rustic Crafts' cost of goods sold as a percent of sales increased from 63.6% in 1998 to 85.1% in 1999. Almost all of the increase in sales was in lower end, low margin product to a major vendor which resulted in significant increases in material cost as a percent of sales.

         Selling and administrative expenses decreased $26,537 in 1999 from the similar period in 1998. Bonuses accrued and personnel costs decreased approximately $110,000 from the prior year due primarily to adjustments made in the quarter to correct first quarter accruals. This decrease was partially offset by increases in contract and consulting fees, legal costs and travel expenses.

         Income from equity in partnership increased $77,449. This increase is due to a decrease in interest expense resulting from payment of principal by the partnership offset by increases in operating expenses for the quarter.

         Other income increased $53,734 in 1999 over 1998 due to a gain on the disposition of assets, rental income from the manufacturing facility, income from equity investment and an increase in interest income.

         Interest expense decreased $277,454 in 1999 over the similar period in 1998. Interest in the second quarter of 1998 included approximately $336,000 of costs associated with the refinancing of the SIPI loan with a new financing agreement with KBC Bank. Interest expense this quarter includes interest expense on the notes to finance the new manufacturing facility and the higher principal amount of KBC loan.

         Net income increased $293,392 in 1999 over the same period in 1998. The increase in the net loss from operations was offset by increased income from partnership and other income and a decrease in interest expense.

Six Months Ended June 30, 1999 Compared to 1998
-----------------------------------------------

         Total sales increased $525,793 or 39% in the first six months of 1999 compared to the same period in 1998. The increase in sales was primarily due to improved operating and manufacturing efficiencies at Rustic Crafts resulting from a move into new manufacturing facilities. This allowed Rustic Crafts to produce product for inventory, reduce lead times substantially and reduce backlog.

         Gross margins from sales, however, decreased $122,822 in 1999 from the prior year. Cost of goods sold at Rustic Craft was 81.2% in 1999 compared to 64.8% in 1998. The manufacturing efficiencies did reduce direct labor and factory overhead as a percent of sales. However, a change in the mix of product sold to lower end, lower margin products to a major vendor resulted in a significant increase in the material cost as a percent of sales. The Company is seeking price increases in these products and plans to reduce its reliance on this major vendor.

         Selling and administrative expenses increased $59,067 in 1999 over the prior year. The increase was due primarily to increases in consulting and contract services and travel related expenses.


         Income from partnership increased $147,927 in 1999 over 1998. Partnership interest expense declined as a result of continued reduction of long-term debt in the partnership, this decline was partially offset by increased operating and administrative expenses.

         Other income increased $71,910 in 1999 over 1998 due to a gain on disposal of equipment, earnings from equity investment and interest income.

         Interest expense decreased $216,451 in 1999 from 1998. The period in 1998 includes approximately $336,000 of non recurring costs associated with the refinancing of the SIPI loan. Interest costs in 1999 include charges on the financing associated with the new manufacturing facility and charges on the larger balance of long term debt with KBC Bank. The Company has reduced its effective cost to about 9% in 1999, compared to about 20% in 1998.

         Net income increased $251,907 for the six months in 1999 over 1998. An increase in the loss from operations due to a change in product mix and higher expenses was offset by increased earnings from partnership, other income and a decrease in interest expense.

Year 2000 Issues.

         The Company has determined that there will be no material effect on the Company's business, results of operations or financial condition as a consequence of its Year 2000 issues, considering the Company's efforts to avoid any such consequences.


Forward-Looking Statements
--------------------------

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

         (iii) As of June 30, 1999, the Company was dependent upon its investment in Security Land and Development Company Limited Partnership, the operations of Rustic Crafts International, Inc. and its interest income for a material portion of its cash flow and for a material portion of its reportable income.

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

       (vii) The Company has significant tax loss and credit carryforwards and no assurance can be provided that the Internal Revenue Service would not attempt to limit or disallow altogether the Company's use, retroactively and/or prospectively, of such carryforwards, due to ownership changes or any other reason. The disallowance of the utilization of the Company's net operating loss would severely affect the Company's financial position and results of operations due to the significant amounts of taxable income (generated by the Company's investment in Security) that have in the past been, and is expected in the future to be, offset by the Company's net operating loss carryforwards.

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



                            REGENCY AFFILIATES, INC.
                            ------------------------
                                  (Registrant)


August 16, 1999                  By    /s/  Douglas F. Long
---------------------------        ------------------------
Date                                   Douglas F. Long, Chief Financial Officer