Form 10-Q
period 1999-09-30
REGENCY AFFILIATES INC
filed 1999-11-18
CIK 99249

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       FOR THE QUARTER ENDED SEPTEMBER 30, 1999 COMMISSION FILE NO. 1-7949

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

$.40 Par Value Common Stock - Issued 12,743,516 shares with 4,052,825 shares in Treasury as of September 30, 1999.

                                TABLE OF CONTENTS


                                                                                PAGE
                                                                                ----
PART I -  FINANCIAL INFORMATION

Item 1.           Financial Statements                                            3
Item 2.           Management's Discussion and Analysis of Financial
                  Condition And Results of Operations                            15


PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                              20
Item 2.           Changes in Securities and Use of Proceeds                      20
Item 3.           Defaults Upon Senior Securities                                20
Item 4.           Submission of Matters to a Vote of Security Holders            20
Item 5.           Other Information                                              21
Item 6.           Exhibits and Reports on Form 8-K                               21


REGENCY AFFILIATES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


           The following pages contain the information required by Part I, Item
           1.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                            SEPTEMBER 30, 1999      DECEMBER 31, 1998
                                                                            ------------------     -------------------
                                                                               (UNAUDITED)
CURRENT ASSETS
      Cash and cash equivalents                                             $        2,536,487      $       2,168,541
      Accounts receivable                                                            2,086,853                752,861
      Inventory                                                                      1,765,167                806,006
      Other current assets                                                             399,084                130,375
                                                                            -------------------     ------------------
             Total current assets                                                    6,787,591              3,857,783

PROPERTY, PLANT AND EQUIPMENT, NET                                                   4,178,330              1,980,063

INVESTMENTS
      Partnership investment                                                        18,854,775             15,799,631
      Rental property, net                                                                   -                108,512
                                                                            -------------------     ------------------
             Total investments                                                      18,854,775             15,908,143

OTHER ASSETS
      Aggregate inventory                                                              841,319                843,049
      Goodwill, net of amortization                                                    769,076                631,788
      Debt issuance costs, net of amortization                                         750,280                869,643
      Other                                                                             93,434                 36,947
                                                                            -------------------     ------------------
             Total other assets                                                      2,454,109              2,381,427
                                                                            -------------------     ------------------
                                                                            $       32,274,805      $      24,127,416
                                                                            ===================     ==================



   The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                             SEPTEMBER 30, 1999      DECEMBER 31, 1998
                                                                             -------------------     -----------------
                                                                                 (UNAUDITED)
CURRENT LIABILITIES
      Current portion of long-term debt                                      $           66,086      $          38,300
      Current portion of serial preferred stock
        subject to mandatory redemption                                                 242,964                163,600
      Notes payable                                                                   1,239,509                464,200
      Accounts payable                                                                1,097,462                282,945
      Accrued expenses                                                                  772,336                276,165
                                                                             -------------------     ------------------
             Total current liabilities                                                3,418,357              1,225,210

LONG-TERM DEBT, net of current portion                                               12,626,347             11,519,930

DEFERRED INCOME TAXES                                                                   358,504                      -

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                        3,226,657                 89,576

SERIAL PREFERRED STOCK SUBJECT TO MANDITORY
  REDEMPTION (liquidation preference and redemption
  value $247,800), net of current portion                                                     -                 73,650

SHAREHOLDERS' EQUITY
      Serial preferred stock not subject to mandatory
        redemption (maximum liquidation preference
        $24,957,326 in 1999 and 1998)                                                 1,052,988              1,052,988
      Common stock, par value $.40, authorized
        25,000,000 shares;  issued 16,743,516 shares in
        1999 and 12,644,549 in 1998                                                   6,697,407              5,057,831
      Additional paid-in capital                                                      2,012,124                270,510
      Readjustment resulting from quasi-reorganization
        at December 31, 1987                                                         (1,670,596)            (1,670,596)
      Treasury stock, 4,052,825 shares in 1999
        and 12,460 shares in 1998                                                    (3,338,033)               (10,702)
      Retained earnings                                                               7,891,050              6,519,019
                                                                             -------------------     ------------------
             Total shareholders' equity                                              12,644,940             11,219,050
                                                                             -------------------     ------------------
                                                                             $       32,274,805      $      24,127,416
                                                                             ===================     ==================


   The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                  ______Three Months_____                 ______Nine Months_____
                                                       1999                1998                1999               1998
                                                -----------------   -----------------   -----------------  -----------------
NET SALES                                       $      1,164,941    $      1,177,352    $      3,041,117   $      2,527,735

COST AND EXPENSES
      Cost of goods sold                                 626,620             802,814           2,150,587          1,678,167
      Selling and administrative                         822,828             565,412           1,835,020          1,515,059
                                                -----------------   -----------------   -----------------  -----------------
                                                       1,449,448           1,368,226           3,985,607          3,193,226
                                                -----------------   -----------------   -----------------  -----------------

INCOME (LOSS) FROM OPERATIONS                           (284,507)           (190,874)           (944,490)          (665,491)

INCOME FROM EQUITY INVESTMENT
  IN PARTNERSHIP                                       1,044,355             970,497           3,156,470          2,934,685

OTHER INCOME                                             112,446              45,008             210,139             67,314

INTEREST EXPENSE                                        (330,504)           (270,644)           (922,658)        (1,079,248)
                                                -----------------   -----------------   -----------------  -----------------

INCOME BEFORE INCOME TAX
  EXPENSE AND MINORITY INTEREST                          541,790             553,987           1,499,461          1,257,260

INCOME TAX EXPENSE                                       (36,290)            (23,375)            (77,598)           (49,475)

MINORITY INTEREST                                        (15,395)               (567)            (11,218)            (9,108)

                                                =================   =================   =================  =================
NET INCOME                                      $        490,105    $        530,045    $      1,410,645   $      1,198,677
                                                =================   =================   =================  =================

NET INCOME ATTRIBUTABLE TO
COMMON SHAREHOLDERS
  (after accrued preferred stock dividends of
  $7,982 and $24,049 in 1999 and $8,034
  and $24,099 in 1998, and preferred
  stock accretion of $4,855 and $14,564 in
  1999 and $4,487 and $13,462 in 1998)          $        477,268    $        517,525    $      1,372,032   $      1,161,116
                                                =================   =================   =================  =================

NET INCOME PER COMMON SHARE
      Basic                                     $           0.04    $           0.04    $           0.11   $           0.09
                                                =================   =================   =================  =================

      Diluted                                   $           0.03    $           0.03    $           0.10   $           0.08
                                                =================   =================   =================  =================


   The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                                        1999                   1998
                                                                                 ------------------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income                                                                 $       1,410,645      $        1,198,677
      Adjustments to reconcile net income to net
      cash used by operating activities:
         Depreciation and amortization                                                     175,139                  68,555
         Minority interest                                                                  11,218                   9,108
         Stock issued in lieu of cash compensation                                          45,000                 129,960
         Income from equity investment in partnership                                   (3,156,470)             (2,934,685)
         Distribution of equity earnings from partnership                                  101,326                 102,278
         Undistributed earnings of equity investment                                      (114,961)               -
         Interest amortization on long-term debt                                           711,371                 788,336
         Gain on disposal of rental properties                                             (19,250)               -
         Changes in operating assets and liabilities:
             Accounts receivable                                                           186,268                (188,363)
             Inventory                                                                    (155,396)               (386,356)
             Other current assets                                                          (36,044)                (61,123)
             Accounts payable                                                             (449,927)                 12,015
             Accrued expenses                                                              399,658                  61,719
                                                                                 ------------------     -------------------
               Net cash used by operating activities                                      (891,423)             (1,199,879)

CASH FLOWS USED FOR INVESTING ACTIVITIES
      Capital expenditures                                                                (589,290)             (1,629,211)
      Acquisition of business, net of $595,995 of cash acquired                           (736,624)               -
      Other assets                                                                         (57,855)                (45,119)
      Proceeds from sale of rental properties                                              126,565                -
                                                                                 ------------------     -------------------
               Net cash used for investing activities                                   (1,257,204)             (1,674,330)

CASH FLOWS FROM FINANCING ACTIVITIES
      Net short-term borrowings                                                            110,800                 479,000
      Proceeds from long-term borrowings                                                   489,644              10,709,667
      Repayment of long-term borrowings                                                    (27,782)             (5,186,786)
      Issuance of common stock                                                           1,967,960                -
      Debt issuance costs                                                                 -                       (949,673)
      Dividends paid                                                                       (24,049)                (24,099)
                                                                                 ------------------     -------------------
               Net cash from financing activities                                        2,516,573               5,028,109
                                                                                 ------------------     -------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           367,946               2,153,900

CASH AND CASH EQUIVALENTS - BEGINNING                                                    2,168,541                 252,354
                                                                                 ------------------     -------------------

CASH AND CASH EQUIVALENTS - ENDING                                               $       2,536,487      $        2,406,254
                                                                                 ==================     ===================


   The accompanying notes are an integral part of these financial statements.

                                                            1999        1998
                                                            ----        -----

Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Income taxes                                       $  82,075   $    65,500
     Interest                                             206,969       561,000


Supplemental disclosure of non cash investing and financing activities:

     In September 1999, the Company issued 10,828 shares of common stock in exchange for 88.5 shares of Series E mandatory redeemable preferred stock and 47,736 shares of common stock as compensation for directors.

     In 1999, the Company issued 1,580,425 shares of its common stock, a promissory note in the amount of $650,000 and paid cash of $1,332,619 for 51.3% of the outstanding common stock of Glas-Aire Industries Group, Ltd. The following is a summary of net cash paid:

         Fair value of assets acquired including goodwill     $   5,061,303
         Less:
              Liabilities assumed                                 1,814,344
              Promissory note issued                                650,000
              Common stock issued                                 1,264,340
              Cash acquired                                         595,995
                                                              -------------

              Net paid, Net of Cash of $595,995 acquired      $     736,624
                                                              -------------


     In 1998 the Company issued 187,000 shares of treasury stock as compensation for services rendered.






   The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICIANT ACCOUNTING POLICIES

A. Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1998.

B. Principles of Consolidation - The consolidated financial statements include the accounts of Regency Affiliates, Inc. (the "Company"), its wholly-owned subsidiary, Rustic Crafts International, Inc. ("Rustic Crafts") and its 80% owned subsidiaries National Resources Development Corporation ("NRDC"), Transcontinental Drilling Company ("Drilling") and RegTransco, Inc. ("RTI") and, since September 23, 1999, its 51.3% owned subsidiary Glas-Aire Industries Group, Ltd. (See Note 6). All significant inter-company balances and transactions have been eliminated in consolidation.

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

D. Inventory - Inventories are stated at the lower of cost or market using the first-in, first-out method ("FIFO"). Inventory is comprised of the following at September 30, 1999 and December 31, 1998.
                                                  1999               1998
                                                  -----              ----
        Raw materials and supplies           $    806,751          $379,672
        Work in process                           206,083           120,416
        Finished products                         752,333           305,918
                                             ------------          --------
                                             $  1,765,167          $806,006
                                             ------------          --------

E. Aggregate Inventory - Aggregate inventory is stated at lower of cost or market. Liens have been attached to the aggregate inventory by the holders of the zero coupon bonds, having a face value of $542,200 and a carrying value of $445,975 at September 30, 1999. NRDC is also subject to a royalty agreement, which requires the payment of certain royalties to a previous owner of the aggregate upon sales of the aggregate.

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

          The Company accounts for the investment in partnership on the equity method, whereby the carrying value of the investment is increased or decreased by the Company's allocable share of income or loss. The investment in partnership included in the Consolidated Balance Sheet at September 30, 1999 was $18,854,775. The income from the Company's equity investment in the partnership for the three months and nine months ended September 30, 1999 was $1,044,355 and $3,156,470, respectively.

         Summarized operating data for Security for the three months and nine months ended September 30, 1999, and September 30, 1998, is as follows:

                                             Three Months                        Nine Months
                                    ------------------------------     -----------------------------
                                        1999             1998              1999            1998
                                    ------------------------------     -----------------------------
Revenues                            $   3,295,565   $    3,290,147     $   9,892,679  $    9,861,932
Operating Expenses                        844,892          811,235         2,540,448       2,423,648
Depreciation and Amortization             709,123          707,550         2,127,369       2,122,040
Interest Expense, Net                     642,229          749,722         1,902,261       2,226,719
                                    -------------    -------------     -------------  --------------
     Net Income                     $   1,099,321    $   1,021,640     $   3,322,601  $    3,089,525
                                    -------------    -------------     -------------  --------------



NOTE 3. NOTES PAYABLE

         The Company's subsidiary, Rustic Crafts, has established a $1,000,000 line of credit with PNC Bank. The line of credit expires on May 18, 2000 and bears interest at the Bank's prime rate minus one-half percent (7.75% at September 30, 1999). At September 30, 1999 the amount outstanding under the line of credit was $581,000.

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

         Promissory note in the amount of $1,213,000 to an affiliate of Statesman Group, Inc., a significant shareholder of the Company; 7.5% interest due on demand and unsecured. This note was repaid on August 26, 1999 with proceeds from the sale of common shares to Glas-Aire.

NOTE 4. LONG TERM DEBT

         KBC Bank Loan. On June 24, 1998, the Company refinanced its previously outstanding long-term debt with a loan from KBC Bank N.V. ("KBC"). The loan matures on November 30, 2003, with interest compounded semi-annually on June 1 and December 1 of each year during the term of the loan. The interest may be paid on these semi-annual dates or the Company may elect to add the interest to the principal of the loan then outstanding. As of September 30, 1999, the amount outstanding under the loan was $10,317,431, including $192,888 and $560,733 of interest reflected in the accompanying Statement of Operations for the three months and nine months ended September 30, 1999, respectively.

         The Company incurred debt issuance costs in connection with the above referenced KBC loan and purchased a residual value insurance policy to secure the repayment of the outstanding principal and interest when due. These costs are shown as Debt Issuance Costs and are being amortized over the life of the loan using the effective interest method. Such amortization of $39,787 and $119,363 for the three months and nine months ended September 30, 1999 is included in Interest Expense in the accompanying Statement of Operations.

         Rustic Crafts Mortgage. In March 1998, Rustic Crafts purchased a 126,000 square foot building on seven acres of land in Scranton, Pennsylvania for approximately $1.2 million. PNC Bank provided a first mortgage term loan in the amount of $960,000 and a convertible line of credit of $410,000, both carrying an interest rate of PNC's prime rate less one-half percent. PNC has also provided equipment financing of $400,000, also at PNC's prime rate less one-half percent. In June 1999, Rustic Crafts secured an additional business loan in the amount of $600,000 at PNC's prime rate less one-half percent. The principal is due on March 25, 2010, with interest payments due monthly. At September 30, 1999, the aggregate principal amount outstanding on these loans was $1,835,325.


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

         At September 30, 1999, the Company's net deferred tax asset, utilizing a 34% effective tax rate, consists of:

     Deferred tax assets:
       Investment partnership earnings                       $     2,384,000
       Net operating loss carryforwards                           10,588,000
       Alternative minimum tax credits                               394,000
                                                             ---------------
     Total deferred tax assets before valuation allowance         13,366,000
     Valuation allowance                                         (13,366,000)
                                                             ---------------
       Net deferred tax asset                                $        -0-
                                                             ---------------


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

         For the three months and nine months ended September 30, 1999, the tax effect of net operating loss carryforwards reduced the current provision for federal income taxes by approximately $145,000 and $425,000, respectively. The Company provided $25,575 and $66,885 for state income and the alternative minimum tax in the three months and nine months ended September 30, 1999, respectively.


NOTE 6. INVESTMENT IN GLAS-AIRE INDUSTRIES GROUP, LTD.

         On April 22, 1999, the Company acquired 513,915 shares of the common stock of Glas-Aire Industries Group, Ltd. ("Glas-Aire") for the issuance of a promissory note of $650,000 due January 1, 2000, at an interest rate of 7.5% per annum, which note is guaranteed by Mr. William Ponsoldt, Sr., President of the Company and $1,213,000 in cash. The cash was obtained from an affiliate of Statesman Group, Inc. through the issuance of an unsecured demand note at 7.5% per annum. The Company also purchased 3,000 shares of the common stock of Glas-Aire on the open market.

         On August 2, 1999, the Company acquired 41,600 shares of the common stock of Glas-Aire on the open market for $119,619. The funds were provided by an affiliate of Statesman Group, Inc. on an unsecured basis.

         On August 14, 1999, the Company sold 2,852,375 shares of the Company's common stock to Glas-Aire for cash of $1,967,960 and 86,000 shares of Glas-Aire common stock for an aggregate consideration of $2,281,900.

         On September 23, 1999 the Company closed a common stock exchange agreement with certain shareholders of Glas-Aire. Under the agreement, Regency, in a private transaction, issued 1,188,000 shares of its restricted common stock to such shareholders in exchange for 288,000 Glas-Aire common shares held by the shareholders. With the closing of the agreement, the Company owns 51.3% of the currently outstanding common shares of Glas-Aire.

         At the Glas-Aire annual shareholders' meeting on November 4, 1999, William Ponsoldt, Sr. and Marc Baldinger, directors of the Company were elected to the Glas-Aire board of directors. The Company also proposed two other nominees who were elected to the six-member board of Glas-Aire.

         Glas-Aire is a leading designer, developer, manufacturer and marketer of automotive parts and accessories to automobile manufacturers worldwide. The following unaudited pro forma consolidated results of operations assumes that the transactions discussed above all occurred at the beginning of 1998.


                                              Three Months                          Nine Months
                                    ------------------------------        ------------------------------
                                          1999            1998                 1999               1998
                                    ------------------------------        ------------------------------
Net sales                           $   3,616,247    $   2,837,157        $   9,604,414    $   7,507,147
Net income                                570,215          577,075            1,604,056        1,339,767
Net income applicable to
  common stock                            557,378          564,555            1,562,542        1,275,388
Net income per common share
     Basic                                    .04              .04                  .12              .10
     Diluted                                  .04              .04                  .11              .09

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General.

         Regency Affiliates, Inc. (the "Company") is the parent company of several subsidiary business operations. The Company is committed to develop and/or monetize these business operations for the benefit of its shareholders and continues to commit both financial and personnel resources to an active merger and acquisition program in order to enhance common stockholder value. The Company's Stockholders' Equity at September 30, 1999 was $12,644,940 as compared to $10,632,800 at September 30, 1998, an increase of $2,012,140 for the twelve months ending September 30, 1999.

Liquidity and Capital Resources.

         The investment in Security is estimated to provide the Company with management fees of approximately $100,000 per annum until 2003. For the nine months ended September 30, 1999, the Company's income from its equity investment in the Partnership was $3,156,470. These funds, however, are presently committed for the amortization of the outstanding principal balance on Security's real estate mortgage and, while the Company's equity investment has increased to $18,854,775, the partnership does not provide liquidity to the Company in excess of the $100,000 annual management fee. The Company has, however, been successful in obtaining financing with respect to this investment.

         The Company sold 2,459,950 shares of its common stock to Glas-Aire for cash of $1,967,940 in connection with the acquisition of Glas-Aire common stock. The proceeds from this sale were used to repay promissory notes and will provide cash for working capital or future acquisitions.

         On March 15, 1998, Rustic Crafts purchased a building of 126,000 square feet located near the current facility in Scranton, Pennsylvania. The cost of acquiring and equipping this facility of approximately $2 million is being funded by new borrowings from PNC Bank in the form of a first mortgage in the amount of $960,000, a construction line of credit of $410,000 and equipment financing of $400,000. Rustic Crafts also obtained an additional business loan in 1999 in the amount of $600,000 with a maturity date of March 2010. This new facility has significantly increased the operating capacity and enabled Rustic Crafts to more efficiently meet its current order backlog and increase its customer base.

         On the date of acquisition of the new facility, a tenant was renting 23,000 square feet of this facility at a base rent of $17,400 per year plus an allocable share of the real estate taxes. The Company intends to maintain this tenant relationship on an ongoing basis and has rented an additional 28,000 square feet to another tenant at an annual minimum rent of $71,680.

         For several months during 1999 the Company installed aggregate crushing and marketing operations at the Groveland Mine in an informal joint venture with another company. The Company plans to establish a permanent infrastructure in the year 2000 to commercialize the inventory of previously quarried and stockpiled aggregate at the Groveland Mine in cooperation with an experienced aggregate supply company. The Company has also had discussions with several companies regarding the possible sale of its interest in NRDC, the owner of the aggregate. At this time there is no assurance that any such commercialization or sale will occur.

         The Company is continuing to explore opportunities for the acquisition of companies with operations that will provide additional liquidity and cash. The Company anticipates that such acquisitions would be financed by borrowings secured by the assets acquired and by the proceeds of its KBC bank loan. The Company also recently began efforts to secure the private placement of up to $10,000,000 through the sale of a new series of preferred stock. There can be no assurance that any such acquisitions or transactions will come to fruition.


Results of Operations

Three Months Ended September 30, 1999 Compared to 1998
------------------------------------------------------

         The operations of the Company include the operations of Rustic Crafts, its subsidiary, which is engaged in the manufacture of decorative fireplaces, heater logs and related accessories. Operations also include the results of Glas-Aire since September 23, 1999, the date the Company acquired 51.3% of Glas-Aire's common stock.

         Net sales decreased $12,411 from the similar period in 1998. Sales of $277,324 from Glas-Aire included in the statement of operations, were offset by decreases of $264,683 at Rustic Crafts. The decrease was due to discontinuing very low margin products to a major purchaser.

         Gross margins increased $163,783 over the similar period in 1998. Margins were favorably affected by Glas-Aire operations and by a significant increase in the gross margins at Rustic Crafts. Management at Rustic Crafts concentrated its efforts on increasing prices and/or reducing reliance on high volume, low margin customers.

         Selling and administrative expense increased $257,416 over the similar period in 1998. Selling expenses at Rustic Crafts increased significantly reflecting its efforts to advertise and promote its products more aggressively. General and administrative expenses in 1999 also reflect higher consulting fees due to the Glas-Aire acquisition and compensation for the board approved by the shareholders in the third quarter. Selling, general and administrative expenses of Glas-Aire of $42,514 are included in the statement of operations.

         Income from equity in partnership increased $73,858. This increase is largely due to a decrease in interest expense resulting from payment of principal by the partnership offset by increases in operating expenses for the quarter.

         Other income increased $67,438 in 1999 over 1998 due primarily to the equity earnings of $84,961 related to the Company's interest in Glas-Aire prior to September 23, 1999, the date the Company acquired 51.3% of Glas-Aire common stock.

         Interest expense increased $59,860 over the similar period in 1998. The increase reflects interest expense on promissory notes issued in connection with the acquisition of Glas-Aire common stock, higher principal amounts of the KBC loan and additional borrowing by Rustic Crafts.

         Net income decreased $39,940 in 1999 over the same period in 1998. An increase in the net loss from operations and increased interest expense was offset by increased income from partnership and an increase in other income.

Nine Months Ended September 30, 1999 Compared to 1998
-----------------------------------------------------

         Total sales increased $513,382 or 20% compared to the same period in 1998. Sales at Rustic Crafts increased $318,754 or 13% in 1999 over 1998. Rustic Crafts moved into a new manufacturing facility in early 1999 which increased manufacturing efficiencies and reduced lead times and backlog. The statement of operations also includes $277,324 in net sales of Glas-Aire since September 23, 1999, the date the Company acquired 51.3% of the Glas-Aire common stock.

         Gross margins from sales increased only $40,962 or 5% in 1999 over the similar period in 1999, despite the contribution to gross margin of $91,109 from Glas-Aire. Rustic Crafts gross margins were 28.2% of sales in 1999 compared to 30.6% in 1998. This reduction in gross margin resulted from an increase in sales to high volume, low margin customers during the second quarter of 1999. Rustic Crafts has since increased its prices to, and/or reduced its reliance on, these customers.

         Selling and administrative expenses increased $319,961 in 1999 over 1998. Rustic Crafts significantly increased its selling and advertising expense to promote its products through sales videos and printed materials. Rustic Crafts believes this additional promotional expense will result in higher sales in the fourth quarter and in 2000. Consulting fees, contract labor and board compensation increased for the parent company reflecting the board compensation package approved in July 1999 and increased merger and acquisition activity involving the acquisition of Glas-Aire.

         Income from equity in partnership increased $221,785 in 1999 over 1998. Partnership interest expense declined as a result of the continued reduction of long-term debt in the partnership; this decline was partially offset by increased operating and administrative expenses.

         Other income increased $142,825 in 1999 over 1998 due to a gain on disposal of equipment, interest income and undistributed earnings of $114,961 from Glas-Aire which are included in the Statement of Operations, reflecting the Company's pro-rata shares of their earnings prior to September 23, 1999.

         Interest expense decreased $156,590 in 1999 from 1998. The period in 1998 includes approximately $336,000 of non-recurring costs associated with the refinancing of the SIPI loan. Interest costs in 1999 include charges on the financing associated with the new manufacturing facility, charges on the larger balance of long-term debt with KBC Bank and costs of advances to purchase an interest in Glas-Aire. Rustic Crafts has also increased its long-term debt as it continues to improve its new manufacturing facility.

         Net income increased $211,968 for the nine months in 1999 compared to 1998. An increase in the loss from operations due to higher selling and administrative expenses was offset by increased earnings from partnership, other income and a decrease in interest expense.


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

         (iii) As of September 30, 1999, the Company was dependent upon its investment in Security Land and Development Company Limited Partnership, the operations of Rustic Crafts International, Inc. and its interest income for a material portion of its cash flow and for a material portion of its reportable income.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

a)       Annual Meeting held on August 5, 1999.

b) The following directors were elected at the Annual Meeting and comprise all of the directors of the Company

                  William R. Ponsoldt, Sr.           William R. Ponsoldt, Jr.
                  Stephanie Carey                    Frederic R. Lowe
                  Larry J. Horbach                   Donald D. Graham
                  Martin J. Craffey                  Marc H. Baldinger
                  Pamlyn Kelly, Phd

c)       The following table sets forth the matters voted upon at the meeting.

                                                                Votes For    Votes Against   Abstaining
                                                                ---------    -------------   ----------
              i)  Approve directors' compensation                10,379,636      198,719       379,997

              ii)   Ratify the appointment of Hausser
                    + Taylor LLP as independent
                    public accountants                           10,951,082        2,460         4,270

              iii)  Elect the following nominated Directors

                      William R. Ponsoldt, Sr.                   10,948,572           31
                      Stephanie Carey                            10,948,553           50
                      Larry J. Horbach                           10,929,228       19,375
                      Martin J. Craffey                          10,948,603            0
                      Pamlyn Kelly                               10,947,053        1,550
                      William R. Ponsoldt, Jr.                   10,919,922       28,681
                      Fredric R. Lowe                            10,948,603            0
                      Donald D. Graham                           10,948,553           50
                      Marc H. Baldinger                          10,948,603            0


ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


   Form 8-K - Item 2. Acquisition or Disposition of Significant
                         Assets; filed October 5, 1999.

   Exhibit 27 - Financial Data Schedule.

                                   SIGNATURES


              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            REGENCY AFFILIATES, INC.
                            ------------------------
                                  (Registrant)


November 18, 1999                 By  /s/ Douglas F. Long
-----------------                   ----------------------------------------
Date                                Douglas F. Long, Chief Financial Officer