Form 10-K405
period 1999-12-31
REGENCY AFFILIATES INC
filed 2000-04-14
CIK 99249

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 COMMISSION FILE NO. 1-7949
                          -----------------

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

                                                        NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                                ON WHICH REGISTERED

  Common Stock, $0.40 Par Value                                 None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT.

                                      None
                  -------------------       -----------------
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

                             Yes   X         No
                                  ---           ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non affiliates of the registrant was approximately $37,600,000 on March 21, 2000, computed on the basis of $4.25 per share of Common Stock, the mean of the bid and asked price as reported on the over-the-counter market of the bulletin board on that date.

The number of shares outstanding of the registrant's $.40 Par Value Common Stock issued as of March 21, 2000, was 17,077,226, including 4,040,375 held by a majority-owned subsidiary.

Documents incorporated by reference (See Exhibit Listing).

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

         Subsequent to a restructuring in 1992, the Company, on July 7, 1993, acquired an 80% interest in National Resource Development Corporation ("NRDC") (the "NRDC Transaction") by the issuance of 2,975,000 shares of the Company's $0.40 p.v. Common Stock, 208,850 shares of the Company's cumulative $100 Series C Preferred Stock and 20% of the outstanding shares of Transcontinental Drilling Company ("Drilling"), a subsidiary of the Company to the Statesman Group, Inc. ("Statesman"), an international business corporation organized under the laws of the Bahamas (see Item 12). NRDC's principal asset consists of previously quarried and stockpiled aggregate inventory located at a mine site in Michigan. The aggregate inventory was pledged to secure repayment of certain Zero Coupon Bonds which have been issued by NRDC having a face value at maturity of $542,000 on January 1, 2002. These Bonds were retired in 1999 through the issuance of common stock of the Company.

         On July 7, 1993, Statesman designated eight (8) persons to fill existing vacancies on the Board of Directors of the Company. The appointments were made by the sole acting director to fill the vacancies until their successors were duly elected and qualified.

         On November 18, 1994, the Company acquired a limited partnership interest in Security Land and Development Company Limited Partnership for an equity investment of $350,000. The Partnership owns an office building complex in Woodlawn, Maryland, which is leased to the United States Social Security Administration.

         On March 17, 1997, the Company, through Rustic Crafts International, Inc., a wholly owned subsidiary, acquired the assets and assumed certain liabilities of Rustic Crafts, Co., Inc., a manufacturer of wood and cast marble decorative electric fireplaces and related accessories. Consideration for the acquisition consisted of cash of $1,100,000, assumption of certain liabilities, and 100,000 restricted shares of the Company's Common Stock.

         On April 22, 1999, the Company acquired 513,915 shares of the common stock of Glas-Aire Industries Group, Ltd. ("Glas-Aire") for the issuance of a promissory note of $650,000 due January 1, 2000, at an interest rate of 7.5% per annum, which note is guaranteed by Mr. William Ponsoldt,

Sr., President of the Company and $1,213,000 in cash. Glas-Aire is a reporting company, and its shares are listed on the Nasdaq (small caps) "GLAR" and on the Pacific Exchange "GLA". The cash was obtained from an affiliate of Statesman through the issuance of an unsecured demand note at 7.5% per annum. The Company also purchased 3,000 shares of the common stock of Glas-Aire on the open market.

         On August 2, 1999, the Company acquired 41,600 shares of the common stock of Glas-Aire on the open market for $119,619. The funds were provided by an affiliate of Statesman on an unsecured basis.

         On August 14, 1999, the Company sold 2,852,375 shares of the Company's common stock to Glas-Aire for cash of $1,967,960 and 86,000 shares of Glas-Aire common stock for an aggregate consideration of $2,281,900.

         On September 23, 1999 the Company closed a common stock exchange agreement with certain shareholders of Glas-Aire. Under the agreement, Regency, in a private transaction, issued 1,188,000 shares of its restricted common stock to such shareholders in exchange for 288,000 Glas-Aire common shares held by the shareholders. With the closing of the agreement, the Company owns approximately 51.3% of the currently the then outstanding common shares of Glas-Aire.

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

Narrative description of business.

                    NATIONAL RESOURCE DEVELOPMENT CORPORATION

                  NRDC has as its principal asset approximately 70 + million short tons of previously quarried and stockpiled rock ("Aggregate") located at the site of the Groveland Mine in Dickinson County, Michigan. Aggregate is primarily sold for railroad ballast, road construction, construction along shore lines and decorative uses. The market for aggregate stone is highly competitive and, as shipping costs are high, the majority of sales, if any, are anticipated to be made locally. Other companies that produce rock and aggregate products are located in the same region as the Groveland Mine. Many of the competitors have greater financial and personnel resources than the Company. As a consequence, there can be no assurance that acting alone NRDC will be able to consummate sales of material amounts of its Aggregate.

         On March 1, 1999, the Company and Cotton Valley Resources Corporation ("Cotton Valley") entered into an Agreement and Plan of Merger (the "Merger Agreement") which was approved by each company's Board of Directors. The Merger Agreement provided that Cotton Valley would exchange 15 million of its common shares for the Company's interest in NRDC and 10 million of its common shares for Statesman's interest in NRDC and Statesman's interest in International Aggregate Company. The Merger Agreement was contingent upon several matters dealing with Cotton Valley, including Cotton Valley maintaining its American Stock Exchange listing and approval by Cotton Valley shareholders. Cotton Valley was not able to meet certain of the contingencies, and the Plan of Merger was not consummated. The Company continues to have discussions with several companies regarding the possible sale of its interest in NRDC. To facilitate the discussions concerning a possible sale, the zero coupon bonds (secured by the aggregate inventory) which had been issued by NRDC were retired by the issuance in 1999 of 121,000 shares of the Company's common stock.

         Following the termination of the Plan of Merger, the Company installed limited aggregate crushing and marketing operations during 1999 at the Groveland Mine in an informal joint venture with another company. Pending the outcome of current discussions regarding the possible sale of the Company's interest, the Company is exploring the possibility of establishing a permanent infrastructure during the year 2000 to commercialize the inventory of previously quarried and stockpiled aggregate at the Groveland Mine in cooperation with an experienced aggregate supply company.


            SECURITY LAND AND DEVELOPMENT COMPANY LIMITED PARTNERSHIP

         On November 18, 1994, Regency Affiliates, Inc. acquired a limited partnership interest in Security Land And Development Company Limited Partnership (the "Partnership") for an equity investment of $350,000. Regency has no obligation to make any further capital contribution to the Partnership. The Partnership owns the 34.3 acre Security West complex at 1500 Woodlawn Drive, Woodlawn, MD consisting of a two-story office building and a connected six-story office tower occupied by the United States Social Security Administration Office of Disability and International Operations under a nine year lease expiring October 31, 2003 (the "Lease"). The buildings have a net rentable area of approximately 717,000 square feet. The construction of the Security West Buildings was completed in 1972 and the building has been occupied by the Social Security Administration since 1972 under prior leases between the U.S. Government and the Partnership.

         During 1994, the Partnership completed the placement of a $56,450,000 non-recourse project note, due November 15, 2003. The placement of the project note was undertaken by the issuance of 7.90% certificates of participation and was underwritten by Dillon Read & Co., Inc. The net proceeds received from the sale of the certificates were used to refinance existing debt of the Partnership related to the project, to finance certain alterations to the project by the Partnership, to fund certain reserves and to pay costs of the project note issue. The project note is a non-recourse obligation of the Partnership and is payable solely from the Lease payments from the U.S. Government. Such rental payments under the Lease are not subject to annual appropriation by the United States Congress and accordingly, the obligations to make such payments are unconditional general obligations of the Government backed by the full faith and credit of the United States. The payments under the Lease consist of base rent, maintenance rent, additional base rent, additional maintenance rent and the government tax reimbursement amount. The base rent, maintenance rent and additional base rent are fixed amounts and are not subject to adjustment. The base rent and the additional base rent together constitute the finance rent, which will be utilized to pay principal and interest on the project note, certain real estate taxes and costs of insurance and other reserves.

         The terms of the Security Land And Development Company Limited Partnership Agreement (as amended) and the project note (which note will be fully amortized over the term of the lease) call for Regency Affiliates, Inc. to be allocated 95% of the profits and losses of the Partnership until October 31, 2003, and 50% thereafter. The investment in Security is estimated to provide the Company with management fees of approximately $100,000 per annum until 2003. In the year ending December 31, 1999, the Company's income from its equity investment in the Partnership was $4,261,212. These funds, however, are presently committed for the amortization of the outstanding principal balance on Security's real estate mortgage and, while the Company's equity investment has increased to $19,959,517 the partnership does not provide cash flow to the Company in excess of the $100,000 annual management fee. The partnership agreement provides for the distribution of "Sale or Refinancing Proceeds" in accordance with the partner's positive tax capital account balances. At December 31, 1998, Regency was the only partner with a positive tax capital account balance. Such balance at December 31, 1998 was $23,095,000 and is estimated to be approximately $28,000,000 at December 31, 1999.



                        RUSTIC CRAFTS INTERNATIONAL, INC.

         Rustic Crafts International, Inc., a wholly owned subsidiary of the Company, is a manufacturer of decorative wood and cast marble fireplaces, mantels, shelves, fireplace accessories and other home furnishings. Rustic Crafts employs approximately 35 persons.

         In 1999 and 1998 Rustic Crafts generated net sales of approximately $3,875,000 and $3,698,000, respectively, which represented 49% and 98% of total revenues of the Company, excluding income from its equity investment in the Partnership. Its largest customer, J.C. Penney Co., Inc. represents 39% and 54% of the sales of Rustic Crafts in 1999 and 1998, respectively. Approximately 29% of the sales of Rustic Crafts occur in the fourth quarter of the calendar year. As of December 31, 1999, Rustic Crafts had approximately $170,000 of open orders. Although orders are generally subject to termination, the Company has historically experienced minimal cancellation of orders.

         Rustic Crafts purchases the raw materials used in its manufacturing process from several suppliers. The Company believes that there is minimal risk from any termination of suppliers and that there are several suppliers who are capable of supplying similar quality products at competitive prices.

         Rustic Crafts has a number of competitors for its products, and management considers the business to be competitive.



                        GLAS-AIRE INDUSTRIES GROUP, LTD.


         Glas-Aire, a publicly traded company, is a majority owned subsidiary of the Company. Glas-Aire designs, develops, manufactures and sells sunroof deflectors, hood protectors and rear air deflectors for cars, light trucks and vans. It uses plastics and thermoforming technology to produce these products. Glas-Aire's products are used in the diverse and growing automotive components market, comprised of after-market accessories, dealer installed accessories, car care products and other products purchased by consumers for the purpose of improving their vehicles (versus those purchased for routine maintenance). Glas-Aire participates in the OEM segment of the appearance accessory market, providing products to the automotive manufacturers which then distribute the products to consumers through their dealer networks. During their fiscal year ended January 31, 2000, approximately 100% of its sales were to automobile manufacturers. Glas-Aire employs approximately 170 persons.

         Glas-Aire generated net sales of $9,725,600 and $6,639,000, and net income before income taxes and equity earnings of $955,200 and $800,000 for the fiscal years ended January 31, 2000 and 1999 respectively. Glas-Aire has been included in the Company's consolidated financial statements effective September 23, 1999, the date that the Company acquired 51.3% control of Glas-Aire. Included in the Company's fourth quarter operations for 1999 are net sales of $3,931,000 and income before income taxes of $367,200 related to the operations of Glas-Aire, which sales and pre-tax income include Glas-Aire's operations through January 31, 2000, its fiscal year.

         Glas-Aire sells principally to automobile manufacturers in the United States, Canada, Japan and the United Kingdom. For the year ended January 31, 2000, sales in the US accounted for 84% of Glas-Aire's sales, and 13% in Canada. Four major customers, Nissan North America, Inc. General Motors Corporation, Honda Access America, Inc. and Subaru of America, Inc, accounted for approximately 88% of Glas-Aire's sales.

         Glas-Aire has several competitors which have substantially greater technical, financial and marketing resources, and management considers the business to be competitive.

         Acrylic is the single most expensive raw material used in the manufacturing process. Glas-Aire normally purchases its acrylic from one or two suppliers. If Glas-Aire were to lose either of these suppliers management is confident that other suppliers can be found, although the number of acrylic suppliers is limited.

Employees

         As of December 31, 1999, Regency and its subsidiaries employed 208 people.



ITEM 2.  PROPERTIES

         Reference is made to Item 1, Business, page 3 of this report, for a description of the Security West Building at 1500 Woodlawn Drive, Woodlawn, MD, which property is owned by Security Land And Development Company Limited Partnership.

         Rustic Crafts International, Inc. conducted its manufacturing operations in a multistory leased facility located at 315 Cherry Street, Scranton, Pennsylvania and in a second leased facility located at 305 Cherry Street, Scranton, Pennsylvania until early 1999. Both premises were occupied pursuant to a sublease which was recently terminated. In March 1998, the Company purchased a 126,000 square foot building located at 40 Poplar Street in Scranton, Pennsylvania. The Company renovated the building and began to occupy the space during early 1999. Approximately 51,000 square feet in this building are leased to other tenants.

         As of December 31, 1999, NRDC owned 70 + million short tons of aggregate located at the site of the Groveland Mine in Dickinson County, Michigan. The Groveland Mine is an iron ore mine that was shut down in 1981 by a former owner and operator, M.A. Hanna Company. The mine was acquired by International Aggregate Corporation in December, 1989. International Aggregate Corporation subsequently transferred title to the aggregate to National Resource Development Corporation (Delaware), NRDC's predecessor. The 70 + million short tons of aggregate is commingled with other aggregate not owned by NRDC and is rock that was separated from iron ore during previous mining operations. The ownership of the aggregate is subject to a Royalty Agreement between North American Demolition Company (International Aggregate Corporation's predecessor in title) and M.A. Hanna Company dated December 22, 1989, as amended, which requires the payment of certain royalties to M.A. Hanna Company upon sales of aggregate.

         Glas-Aire conducts its operations in approximately 25,000 square feet of leased space located at 3137 Grandview Highway, Vancouver, British Columbia, Canada under a lease due to expire 2003 with an option for an additional five years. Glas-Aire also rents on a month-to-month basis, 5,000 square feet of warehouse space in Bellingham, Washington. These facilities are adequate for the Company's present level of business and anticipated growth over the next two years. If sales grow significantly greater than is anticipated, management believes it will require additional manufacturing space.

         The Company owned a one-story commercial building located on a one-eighth acre parcel of land located in Stuart, Florida which was leased to a single tenant. The Company also owned a condominium in Jensen Beach, Florida. These properties were sold in March 1999 at approximately their original purchase price.


ITEM 3.  LEGAL PROCEEDINGS

         As of December 31, 1999 and the date of this report there were no legal proceedings involving the Company or any of its subsidiaries.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to the vote of security holders during the quarter ending December 31, 1999.



                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS

Market information.

         Regency's Common Stock is traded in the over-the-counter market on the bulletin board. The following table sets forth the high and low bid prices for each calendar quarter during the last two fiscal years of the Company. The bid quotations represent interdealer prices and do not include retail markups, mark-downs or commissions. The prices for 1998 and through most of 1999 as indicated may not reflect the actual market for substantial quantities of the Company's Common Stock. As of March 21, 2000, there were approximately 5,400 common shareholders of record.

                    YEAR ENDED
                 DECEMBER 31, 1998       HIGH ($)            LOW ($)
                 -----------------       --------            -------

                 First Quarter            .63                  .44
                 Second Quarter           .78                  .56
                 Third Quarter            .85                  .50
                 Fourth Quarter           .66                  .50

                     YEAR ENDED
                 DECEMBER 31, 1999       HIGH ($)             LOW ($)
                 -----------------       --------             -------

                 First Quarter            .72                  .56
                 Second Quarter           .91                  .66
                 Third Quarter           1.03                  .88
                 Fourth Quarter          1.22                  .91


Dividend policy.

         The Company has not paid or declared cash dividends on its Common Stock during the last two fiscal years. The Company has no present intention to pay cash dividends on its Common Stock in the future.

         In early 1990, Continental Illinois National Bank & Trust of Chicago ("Continental") resigned as the Company's registrar and transfer agent because of the Company's inability to pay Continental for services performed. The records were forwarded to the Company and the Company has since assumed the responsibilities.

Issuance of securities.

         In 1999, the Company issued (a) 10,828 Common Shares in exchange for
88.5 shares of the Company's Series E Preferred Stock, (b) 121,000 Common Shares to retire the zero coupon debentures issued by NRDC, (c) 77,746 Common Shares in payment of obligations including 47,736 shares issued to directors as compensation, and (d) 4,040,375 Common Shares in connection with the acquisition of Glas-Aire. The common shares issued in connection with the Glas-Aire transactions are not considered to be outstanding and are reported as Treasury Stock.

         In 1998, the Company issued 187,000 shares of its Common Stock to William R. Ponsoldt, Sr. as part of his compensation. Also, in 1998, the Company issued 10,000 shares of its Common Stock to two employees of Rustic Crafts as part of their compensation.

         In March 1997, the Company issued 100,000 shares of its Common Stock at a value of $60,000 to Rustic Crafts Co., Inc., as part of the sale of that corporation's business to Rustic Crafts International, Inc. The Company received no cash consideration for the issuance of these shares.

         Effective June 3, 1997, the Company issued 466,667 shares of Common Stock at a value of $233,333 and options to purchase an additional 6.1 million shares of Common Stock to Statesman Group, Inc. The options were issued to Statesman in order to secure the release of Mr. William R. Ponsoldt, Sr. to serve as President and Chief Executive Officer of the Company and to recognize in part, the amendment to the Series C Preferred Shares under which Statesman forfeited the common stock conversion rights with respect thereto. Statesman also agreed to provide loan guarantees not to exceed the sum of $300,000 upon the request of the Company and a showing of reasonable need. Statesman and/or its affiliated interests have provided loan guarantees and/or unsecured prime interest rate direct loans to the Company in excess of $2,000,000 since June 1997. Pursuant to the Amended and Restated Agreement between the Company and Statesman, until their date of expiration, the options are exercisable at any time in whole or in part at a price equal to the lower of (a) the closing trading price of the shares as of the most recent date on which at least 10,000 shares of such stock were traded, or (b) the average closing trading price of the shares during the ninety day period immediately preceding the date of exercise. The Company agreed to reserve sufficient shares to meet the requirements of the options. The options are exercisable immediately and remain exercisable until April 15, 2007. At the option of Statesman, payment may be made by Statesman for exercise of the options, in whole or in part, in the form of a promissory note executed by Statesman, secured only by a pledge of the shares purchased, with interest accruing for any quarter at the prime rate, and interest and principal payable in a balloon payment five years after the date of the note, provided that if the Company's Board of Directors reasonably determines that exercising the options by delivery of a note would render the respective purchase of shares void or voidable, then the Board may require, as a condition to exercise of the options, that Statesman either (i) pay at least the par value of the shares in cash (with the balance paid by delivery of a note), or (ii) provide acceptable collateral other than the shares themselves to secure payment of the note. The Company has determined that these options have no readily determinable fair value consistent with the provisions of SFAS No. 123. Therefore, the Company has not recognized any cost associated with the issuance of these options, and net earnings per share for 1997 do not reflect any such costs.


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

         Series-E Cumulative Convertible Preferred Stock - $100 Stated Value - $0.10 Par Value

         Quarterly dividends on the Series-E Preferred Stock are cumulative from the dates of original issue and are payable in cash or accrued at the option of the Company. The Series-E Preferred Stock carries the right to receive an annual dividend of $12.50 per share. Subject to certain conditions, the Series-E Preferred Stock must be redeemed by the Company commencing on the fifth anniversary from the date of issuance. At any time after the second anniversary of the date of issuance, the Company may redeem the shares at their stated value plus accrued and unpaid dividends. Holders of the Series-E Preferred Stock, commencing on the second anniversary of the date of issuance, have the right to convert their shares into a number of shares of Common Stock of the Company determined by dividing $100, plus accrued and unpaid dividends, by a figure equal to 88% of the average bid price for Common Stock for the 90 days previous to the date the Series-E stock is surrendered for conversion. Redemption of the Series-E shares by the Company terminates the conversion rights. The Series-E shares carry a preference upon liquidation. Except in limited circumstances, the Series-E shares carry no voting rights. As of January 31, 2000, all of the Series E Preferred Shares have been retired.

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

         Glas-Aire Industries Group, Ltd.

         Regency Affiliates, Inc. is the owner of 51.1% of the outstanding common shares (955,828 shares) of Glas-Aire. The remaining 48.9% is held by the public shareholders of Glas-Aire.





ITEM 6.  SELECTED FINANCIAL DATA.


                                              1999           1998            1997             1996           1995
                                      ------------   ------------   -------------    -------------  -------------
---------------------------------------------------------------------------------------------------------------------
REVENUES                                $7,835,071     $3,789,839     $ 2,908,253         $6,102         $2,597

INCOME FROM EQUITY
INVESTMENT IN PARTNERSHIP                4,261,212      3,950,090       3,820,913      4,268,904      3,718,056

NET INCOME                               2,292,922      1,794,560       2,187,618      2,802,467      3,298,589

NET INCOME PER SHARE (BASIC)                  0.18           0.14            0.17            0.24          0.29

NET INCOME PER SHARE
(DILUTED)                                     0.15           0.12            0.15            0.20          0.21

TOTAL ASSETS                            33,657,635     24,127,416      15,432,529      11,566,678     4,980,148

LONG-TERM DEBT (INCLUDING CURRENT
PORTION) & REDEEMABLE PREFERRED
STOCK                                   12,778,244     11,795,480       5,175,400       4,600,994       691,254



ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General.

         Regency Affiliates, Inc. (the "Company") is the parent company of several subsidiary business operations. The Company is committed to develop and/or monetize these business operations for the benefit of its shareholders and continues to commit both financial and personnel resources to an active merger and acquisition program in order to enhance common shareholders' values. The Company's Shareholders' Equity at December 31, 1999 was $13,636,050 as compared to $11,219,050 at December 31, 1998, an increase of $2,417,000 for the year ended December 31, 1999.




Liquidity and Capital Resources.

         The investment in Security is estimated to provide the Company with management fees of approximately $100,000 per annum until 2003. In the year ended December 31, 1999, the Company's income from its equity investment in the Partnership was $4,261,212. These funds, however, are presently committed for the amortization of the outstanding principal balance on Security's real estate mortgage and, while the Company's equity investment has increased to $19,959,517 the partnership does not provide liquidity to the Company in excess of the $100,000 annual management fee. The partnership agreement provides for the distribution of "Sale or Refinancing Proceeds" in accordance with the partner's positive tax capital account balances. At December 31, 1998, Regency was the only partner with a positive tax capital account balance. Such balance at December 31, 1998 was $23,095,000 and is estimated to be approximately $28,000,000 as of December 31, 1999. The Company has, however, been successful in obtaining financing with respect to this partnership interest to fund its acquisition program and cash flow deficits.

         On March 15, 1998, Rustic Crafts purchased a building of 126,000 square feet located near the current facility in Scranton, Pennsylvania. The purchase of this facility was funded by new borrowings from PNC Bank in the form of a first mortgage term loan in the amount of $960,000. Rustic Crafts also obtained financing of approximately $923,000 from the PNC Bank to equip the facility and purchase new equipment. The move to the new facility was completed in 1999 and has significantly increased the operating capacity and enabled Rustic Crafts to more efficiently meet its current order backlog and increase its customer base. On the date of acquisition of the new facility, a tenant was renting 23,000 square feet of this facility at a base rent of $17,400 per year plus an allocable share of the real estate taxes. The Company intends to maintain this tenant relationship on an ongoing basis. As of December 31, 1999, the Company has rented an additional 28,000 square feet at an annual minimum rent of $71,680 and plans to occupy the remainder of this facility for operations.

         The Company has had discussions with several companies regarding the possible sale of its interest in NRDC. To facilitate the discussions concerning a possible sale, the NRDC zero coupon bonds (secured by the aggregate inventory), were retired in 1999 by the issuance of 121,000 shares of the Company's common stock. Following the termination of the 1999 NRDC Plan of Merger with Cotton Valley Resources Corporation, the Company installed limited aggregate crushing and marketing operations at the Groveland Mine in an informal joint venture with another company. Pending the outcome of current discussions regarding the possible sale of the Company's interest, the Company is also exploring the possibility of establishing a permanent infrastructure during the year 2000 to commercialize the inventory of previously quarried and stockpiled aggregate at the Groveland Mine in cooperation with an experienced aggregate supply company.

         On April 22, 1999, the Company acquired 513,915 shares (35%) of the outstanding common stock of Glas-Aire for the issuance of a promissory note of $650,000 due January 1, 2000, at an interest rate of 7.5% per annum, which note is guaranteed by Mr. William Ponsoldt, Sr., President of the Company and $1,213,000 in cash. As of September 23, 1999 Regency had acquired 51.3% of the common stock of Glas-Aire. These common stock acquisitions were effected by open market purchases, with the funding provided by an affiliate of Statesman on an unsecured basis, by direct purchases from Glas-Aire, and by a common stock exchange agreement between the Company and certain shareholders of Glas-Aire. Under the common stock exchange agreement, the Company issued 1,188,000 shares of its restricted common stock in exchange for 288,000 Glas-Aire common shares held by the shareholders.

         The Company also sold 2,852,375 shares of its common stock to Glas-Aire for cash of $1,967,960 and 86,000 shares of Glas-Aire common stock. The proceeds were used to repay the funding provided by an affiliate of Statesman and other general corporate requirements.

         The Company is continuing to explore opportunities to acquire companies with operations that will provide additional liquidity and cash flow. In February 2000, the Company executed Letters of Intent to acquire 55% of Knight Enterprises, Inc. a leading provider of voice, data, video and fiber optic high speed digital access to major cable companies throughout Florida; 100% of Southwest Mill and Lumber Company, a California based producer of picture frame molding and frames; and 100% of Valley Wholesale Supply Corp., a California based marketer of picture molding, framing supplies and equipment. The Company anticipates that such acquisitions will be financed by borrowings secured by the assets acquired, additional borrowings secured by the Company's partnership interest in Security Land and Development Company, and from proceeds of a private placement of preferred stock. There can be no assurance, however, that any of the transactions contemplated by these letter of intents will be consummated as definitive agreements have not been executed, and, even if executed, will likely be subject to the occurrence and/or satisfaction of certain events and contingencies, any of which may or may not occur.

Results of Operations

         In September 1999, the Company acquired a 51% interest in Glas-Aire which manufactures automotive accessories sold primarily to automotive manufacturers. The financial statements for 1999 include the results of Glas-Aire since September 1999, and the operations of Rustic Crafts acquired in 1997.

         1999 Compared to 1998

         Net sales increased $4,045,232 over 1998, a 107% increase. Net sales includes $3,930,541 of Glas-Aire sales. Sales of household accessories increased $158,039 due to increased advertising and marketing efforts at Rustic Crafts. Rustic Crafts emphasized higher margin sales in 1999 in order to reduce its reliance on a single large customer who required discounted prices.

         Gross margins increased $1,323,043 in 1999 over 1998, of which $1,168,970 is attributable to the acquisition of Glas-Aire. Gross margins of home accessories increased $196,200 in 1999 reflecting the Company's focus on higher margin products and new, lower discount customers. Rustic Crafts reduced its reliance on its single largest customer from 54% of its total sales in 1998 to 39% in 1999.


         General and administrative expenses increased $1,352,795 or 66% in 1999 compared to 1998. Administrative expenses of $773,943 are attributable to the acquisition of Glas-Aire. Expenses increased at Rustic Crafts due to increased costs of selling and marketing including the development and printing of new promotional materials. Corporate administrative expenses increased due to higher salaries and bonuses as a result of higher profits; higher consulting fees and travel related expenses for continued acquisition efforts and the related financing; and board compensation paid in accordance with the compensation program adopted by the shareholders in August.

         Income from equity investment in partnership increased $311,122 over 1998 due to the reduction of interest expenses on the lower loan principal balance of the partnership, partially offset by increased operating and administrative expenses.

         Other income increased $49,740 in 1999 compared to 1998. Other income in 1999 includes $114,960 of equity earnings related to the Company's ownership in Glas-Aire prior to September 1999. These earnings were offset by decreased interest income from declining invested cash balances.

         Gain on retirement of debt of $330,605 is due to the retirement of the NRDC zero coupon bonds by the issuance of 121,000 shares of the Company's Common Stock. Also, a significant amount of the bonds were retired in connection with the agreement of the Company to discontinue certain claims against one of the holders of the bonds.

         Interest expense decreased $128,349 in 1999 from 1998. Interest expense in 1998 included significant costs and penalties in connection with the refinancing of the SIPI loan in June 1998. The elimination of the refinancing costs was partially offset by additional loans for equipment and facilities at Rustic Crafts and the higher loan balance of the KBC loan which refinanced the SIPI loan.

         Income tax expense increased $136,726 due to income tax expense for Glas-Aire. The Company cannot use its net operating loss to offset the earnings of this 51% owned subsidiary.

         Minority interest in the Statement of Operations increased $154,976 due primarily to the inclusion of the results of operations of Glas-Aire since September 1999, and the minority interest attributable to the gain on the retirement of the NRDC zero coupon bonds.

         Net income rose $498,362 or 27.8% in 1999 over 1998. The increase was generally due to the increase in income from equity in partnership, the inclusion of Glas-Aire in consolidated results of operations since September 1999, the gain on retirement of debt and the reduction of interest expense. These increases were offset by increases in corporate administrative expenses related primarily to higher salaries and wages and costs incurred in connection with the acquisition program.

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


Year 2000 Issues.

         The Company had not anticipated any material difficulties associated with Year 2000 issues and none materialized. The Company made no material expenditures associated with Year 2000 issues and had not anticipated that any material amounts would be expended in its earlier reports.


Statements of Financial Accounting Standards.

         In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), was issued. SFAS 133 establishes accounting and reporting standards for derivative struments and hedging activities. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management believes this pronouncement will have no effect on the financial statements.

Forward-Looking Statements.

         Certain statements contained in this Annual Report on Form 10-K, including, but not limited to, those regarding the Company's financial position, business strategy, acquisition strategy and other plans and objectives for future operations and any other statements that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements expressed or implied by such forward-looking statements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effect on its business or operations. These forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company may differ materially from those results contemplated by such forward-looking statements which include, but are not limited to:


         (i) The Company currently does not generate positive cash flow as the current activities of the Company do not, in and of themselves, generate sufficient cash flow to cover its corporate operating expenses and thus the Company must rely on its cash reserves to fund these expenses. The Company's ability to continue in existence is partly dependent upon its ability to attain satisfactory levels of operating cash flows.

         (ii) The Company currently lacks the necessary infra structure at the site of the Groveland Mine in order to permit the Company to make more than casual sales of the aggregate.

         (iii) An unsecured default in the Lease or sudden catastrophe to the Security West Building from uninsured acts of God or war could have a materially adverse impact upon the Company's investment in Security Land And Development Company Limited Partnership and therefore its financial position and results of operations.

         (iv) The failure of the Social Security Administration to renew its lease of the Security West Buildings upon its expiration on October 31, 2003 could have an adverse impact upon the Company's investment in Security Land And Development Company Limited Partnership.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Financial Statements and supplementary data required by Item 8 of
Part II of Form 10-K for the year ending December 31, 1999, are included as follows:

                                                                                            Page
                                                                                            ----
         Independent Auditors' Report                                                       F-3

         Consolidated Balance Sheets as of December 31, 1999 and 1998                       F-4

         Consolidated Statements of Operations for the years ended December 31,
         1999, 1998 and 1997                                                                F-6

         Consolidated Statements of Shareholders' Equity for the years ended
         December 31, 1999, 1998 and 1997                                                   F-7

         Consolidated Statements of Cash Flows for the years ended December 31,
         1999, 1998 and 1997                                                                F-8

         Notes to Consolidated Financial Statements                                        F-10

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                       1999 CONSOLIDATED FINANCIAL REPORT

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

                          Independent Auditors' Report
                          ----------------------------

Shareholders and Board of Directors
Regency Affiliates, Inc.
Stuart, Florida


         We have audited the accompanying consolidated balance sheets of Regency Affiliates, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We did not audit the 1999, 1998 and 1997 financial statements of Security Land and Development Company Limited Partnership, the investment in which is reflected in the accompanying financial statements using the equity method of accounting. The investment in this partnership represents 59% and 65% of consolidated total assets as of December 31, 1999 and 1998, respectively, and 100% of the income from equity investment in partnership for the years ended December 31, 1999, 1998 and 1997. Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the 1999, 1998 and 1997 amounts included for Security Land and Development Company Limited Partnership, is based solely on the reports of such other auditors.

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

         In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regency Affiliates, Inc. and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

         The disclosure requirements of Statement of Position 94-6 (SOP 94-6), "Disclosure of Certain Risks and Uncertainties" are included throughout the notes to the Company's financial statements with an emphasis in Note 13.


                                           HAUSSER + TAYLOR LLP

Cleveland, Ohio
April 10, 2000

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1999 and 1998
--------------------------------------------------------------------------------

                                                        1999             1998
       ASSETS

CURRENT ASSETS
 Cash and cash equivalents                          $ 2,348,989      $ 2,168,541
 Accounts receivable, net of allowance                2,373,275          752,861
 Inventory                                            1,842,992          806,006
 Other current assets                                   238,687          130,375
                                                    -----------      -----------
     Total current assets                             6,803,943        3,857,783

PROPERTY, PLANT AND EQUIPMENT, NET                    4,427,891        1,980,063

INVESTMENTS
 Investment in partnership                           19,959,517       15,799,631
 Rental property, net                                      --            108,512
                                                    -----------      -----------
     Total investments                               19,959,517       15,908,143

OTHER ASSETS
 Aggregate inventory                                    838,383          843,049
 Goodwill, net of amortization                          902,138          631,788
 Debt issuance costs, net of amortization               710,493          869,643
 Other                                                   15,270           36,947
                                                    -----------      -----------
     Total other assets                               2,466,284        2,381,427












                                                    -----------      -----------
                                                    $33,657,635      $24,127,416
                                                    ===========      ===========

The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1999 and 1998
--------------------------------------------------------------------------------


                                                                     1999              1998
          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Current portion of long-term debt                              $    176,800      $     38,300
 Current portion of serial preferred stock subject to
  mandatory redemption                                               247,800           163,600
 Notes payable                                                     1,149,262           464,200
 Accounts payable                                                    991,587           282,945
 Accrued expenses                                                  1,236,160           276,165
                                                                ------------      ------------
    Total current liabilities                                      3,801,609         1,225,210

LONG-TERM DEBT, net of current portion                            12,353,644        11,519,930

DEFERRED INCOME TAXES                                                416,695                 -

COMMITMENTS AND CONTINGENCIES                                              -                 -

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                     3,449,637            89,576

SERIAL PREFERRED STOCK SUBJECT TO MANDATORY
 REDEMPTION (liquidation preference and redemption value,
 $247,800 and $256,700 in 1999 and 1998, respectively),
 net of current portion                                                    -            73,650

SHAREHOLDERS' EQUITY
 Serial preferred stock not subject to mandatory redemption
  (maximum liquidation preference, $24,975,312 and
  $24,957,326 in 1999 and 1998, respectively)                      1,052,988         1,052,988
 Common stock, par value $.40, authorized 25,000,000 shares
  issued 16,894,488 and 12,644,549 shares in 1999 and
  1998, respectively                                               6,757,806         5,057,831
 Additional paid-in capital                                        2,096,824           270,510
 Readjustment resulting from quasi-reorganization at
  December 31, 1987                                               (1,670,596)       (1,670,596)
Retained earnings                                                  8,760,736         6,519,019
Accumulated other comprehensive income                               (23,675)                -
Treasury stock, 4,052,825 shares in 1999 and
  12,460 shares in 1998                                           (3,338,033)          (10,702)
                                                                ------------      ------------
    Total shareholders' equity                                    13,636,050        11,219,050
                                                                ------------      ------------
                                                                $ 33,657,635      $ 24,127,416
                                                                ============      ============





The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

                                                                   1999             1998             1997
                                                                -----------      -----------      -----------

NET SALES                                                       $ 7,835,071      $ 3,789,839      $ 2,908,253

COSTS AND EXPENSES
 Cost of goods sold                                               5,343,552        2,621,363        1,928,491
 Selling and administrative expenses                              3,395,666        2,042,871        1,787,650
                                                                -----------      -----------      -----------
                                                                  8,739,218        4,664,234        3,716,141
                                                                -----------      -----------      -----------

LOSS FROM OPERATIONS                                               (904,147)        (874,395)        (807,888)

INCOME FROM EQUITY INVESTMENT IN PARTNERSHIP                      4,261,212        3,950,090        3,820,913

OTHER INCOME, NET                                                   190,960          141,220           45,300

INTEREST EXPENSE                                                 (1,186,002)      (1,314,351)        (801,597)
                                                                -----------      -----------      -----------

INCOME BEFORE INCOME TAX EXPENSE,
 MINORITY INTEREST AND EXTRAORDINARY GAIN                         2,362,023        1,902,564        2,256,728

INCOME TAX EXPENSE                                                 (235,309)         (98,583)         (73,665)

MINORITY INTEREST                                                  (164,397)          (9,421)           4,555
                                                                -----------      -----------      -----------

INCOME BEFORE EXTRAORDINARY GAIN                                  1,962,317        1,794,560        2,187,618

EXTRAORDINARY GAIN - RETIREMENT OF DEBT                             330,605                -                -
                                                                -----------      -----------      -----------


NET INCOME                                                      $ 2,292,922      $ 1,794,560      $ 2,187,618
                                                                ===========      ===========      ===========


NET INCOME ATTRIBUTABLE TO COMMON
 SHAREHOLDERS
 [after paid or accrued preferred stock dividends of $49,791,
 $49,564 and $65,475  in 1999, 1998 and 1997, respectively,
 and preferred stock accretion of $19,400, $17,950 and
 $20,600 in 1999, 1998 and 1997, respectively]                  $ 2,223,731      $ 1,727,046      $ 2,101,543
                                                                ===========      ===========      ===========


NET INCOME PER COMMON SHARE:
 BASIC                                                          $      0.18      $      0.14      $      0.17
                                                                ===========      ===========      ===========

 DILUTED                                                        $      0.15      $      0.12      $      0.15
                                                                ===========      ===========      ===========


The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

                                                                                                                       Readjustment
                                                 Preferred Stock*             Common Stock           Additional         Resulting
                                             ---------------------     -------------------------       Paid-in         from Quasi-
                                              Shares       Amount         Shares        Amount         Capital        Reorganization
                                             -------- ------------     -----------  ------------     -----------       ------------
 BALANCE - JANUARY 1, 1997                    605,291  $ 1,052,988      11,422,331   $ 4,568,944       $ 140,000       $(1,670,596)

   Issuance of common stock                                                566,667       226,667          66,666
   Conversion of Series E preferred stock                                  468,551       187,420          14,934
   Accretion of Series E preferred stock
   Payment of dividend on Series E
     preferred stock
   Net income
                                             -------- ------------     -----------  ------------     -----------       ------------
BALANCE - DECEMBER 31, 1997                   605,291    1,052,988      12,457,549     4,983,031         221,600        (1,670,596)

   Issuance of common stock                                                187,000        74,800          52,360
   Accretion of Series E preferred stock
   Payment of dividend on Series E
     preferred stock
   Re-issue treasury stock                                                                                (3,450)
   Net income
                                             -------- ------------     -----------  ------------     -----------       ------------
BALANCE - DECEMBER 31, 1998                   605,291    1,052,988      12,644,549     5,057,831         270,510        (1,670,596)

   Issuance of common stock                                                198,736        79,494         110,606
   Common stock issued to acquire Glas-Aire                              4,040,375     1,616,150       1,711,190
   Conversion of Series E preferred stock                                   10,828         4,331           4,518
   Accretion of Series E preferred stock
   Payment of dividend on Series E
     preferred stock
   Purchase of treasury stock
   Re-issue treasury stock
   Comprehensive income:
     Net income
     Translation adjustments net

   Comprehensive income
                                             -------- ------------     -----------  ------------     -----------       ------------
BALANCE - DECEMBER 31, 1999                   605,291  $ 1,052,988      16,894,488   $ 6,757,806      $2,096,824       $(1,670,596)
                                             ======== ============     ===========  ============     ===========       ============

                                                                Accumulated
                                                                   Other               Treasury Stock              Total
                                               Retained         Comprehensive    --------------------------   Shareholders'
                                               Earnings            Income          Shares         Amount          Equity
                                             ------------        ----------      ----------   -------------   -------------

 BALANCE - JANUARY 1, 1997                    $ 2,654,458     $       -              22,460      $ (19,302)    $  6,726,492

   Issuance of common stock                                                                                         293,333
   Conversion of Series E preferred stock                                                                           202,354
   Accretion of Series E preferred stock          (20,600)                                                          (20,600)
   Payment of dividend on Series E
     preferred stock                              (47,489)                                                          (47,489)
   Net income                                   2,187,618                                                         2,187,618
                                             ------------        ----------      ----------   -------------    ------------
BALANCE - DECEMBER 31, 1997                     4,773,987           -                22,460        (19,302)       9,341,708

   Issuance of common stock                            -                                                            127,160
   Accretion of Series E preferred stock          (17,950)                                                          (17,950)
   Payment of dividend on Series E
     preferred stock                              (31,578)                                                          (31,578)
   Re-issue treasury stock                             -                            (10,000)         8,600            5,150
   Net income                                   1,794,560                                                         1,794,560
                                             ------------        ----------      ----------   -------------    ------------
BALANCE - DECEMBER 31, 1998                     6,519,019           -                12,460        (10,702)      11,219,050

   Issuance of common stock                                                                                         190,100
   Common stock issued to acquire Glas-Aire                                                                       3,327,340
   Conversion of Series E preferred stock                                                                             8,849
   Accretion of Series E preferred stock          (19,400)                                                          (19,400)
   Payment of dividend on Series E
     preferred stock                              (31,805)                                                          (31,805)
   Purchase of treasury stock                                                     4,040,375     (3,327,340)      (3,327,340)
   Re-issue treasury stock                                                              (10)             9                9
   Comprehensive income:
     Net income                                 2,292,922                                                         2,292,922
     Translation adjustments net                                   (23,675)                                         (23,675)
                                                                                                               ------------
   Comprehensive income                                                                                           2,269,247
                                             ------------        ----------      ----------   -------------    ------------
BALANCE - DECEMBER 31, 1999                   $ 8,760,736        $ (23,675)       4,052,825   $ (3,338,033)    $ 13,636,050
                                             ============        ==========      ==========   =============    ============

* Preferred stock does not include Series E preferred stock which is subject to mandatory redemption

The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

                                                                      1999              1998              1997
                                                                  ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                      $  2,292,922      $  1,794,560      $  2,187,618
  Adjustments to reconcile net income to net cash
   used by operating activities:
    Minority interest                                                  164,397             9,421            (4,555)
    Income from equity investment in partnership                    (4,261,212)       (3,950,090)       (3,820,913)
    Distribution of equity earnings from partnership                   101,326           102,278           102,825
    Interest amortization on long-term debt                            952,075           612,855           756,160
    Depreciation and amortization                                      351,985           124,959            91,573
    Issuance of common stock in lieu of cash compensation               69,100           132,310           233,333
    Gain on retirement of debt and disposal of assets                 (346,211)                -                 -
    Undistributed earnings of subsidiaries                            (114,961)                -                 -
    Changes in operating assets and liabilities:
     Accounts receivable                                              (100,154)         (171,276)         (327,259)
     Inventory                                                        (233,221)         (269,856)          (49,137)
     Other current assets                                              124,353            (9,484)          (96,156)
     Other assets                                                      110,764            46,644          (135,813)
     Accounts payable                                                 (555,802)           26,480            26,335
     Accrued expenses                                                  879,332          (148,236)          102,671
                                                                  ------------      ------------      ------------
          Net cash used by operating activities                       (565,307)       (1,699,435)         (933,318)

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of business, net of cash of $595,995 in 1999 and
  $13,535 in 1997                                                     (885,098)                -        (1,086,465)
 Expenditures for property and equipment                            (1,002,781)       (1,910,484)         (122,029)
 Proceeds from sales of property                                       126,565                 -                 -
                                                                  ------------      ------------      ------------
          Net cash used by investing activities                     (1,761,314)       (1,910,484)       (1,208,494)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from long-term debt                                          636,323        10,805,307                 -
 Payment of long-term debt                                             (85,962)       (4,607,750)                -
 Debt issuance costs                                                         -          (949,673)                -
 Net short-term proceeds                                                20,553           324,200           140,000
 Issuance of common stock                                            1,967,960                 -                 -
 Dividends paid                                                        (31,805)          (31,578)          (47,489)
 Dividends paid to minority interest                                         -           (14,400)           (2,000)
                                                                  ------------      ------------      ------------
          Net cash provided by financing activities                  2,507,069         5,526,106            90,511

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       180,448         1,916,187        (2,051,301)

CASH AND CASH EQUIVALENTS - BEGINNING                                2,168,541           252,354         2,303,655
                                                                  ------------      ------------      ------------

CASH AND CASH EQUIVALENTS - ENDING                                $  2,348,989      $  2,168,541      $    252,354
                                                                  ============      ============      ============



The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                  Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

                                                                                1999             1998            1997
Supplemental disclosures of cash flow information:
 Cash paid during the year for:
  Interest (includes prepayment penalty of $216,702 in 1998)                $   259,652      $   746,413     $    27,187
  Income taxes                                                                   78,415           82,350          60,750

Supplemental disclosures of noncash investing and financing activities:

 In 1999, the Company issued: 10,828 shares of common stock in exchange for 88.5 shares of Series E mandatorily redeemable preferred stock; 121,000 shares of common stock to retire the zero coupon bonds issued by NRDC; 47,736 shares as compensation to its board of directors; and 30,010 shares to satisfy other obligations

 In 1999, the Company issued 1,580,425 shares of its common stock, a promissory note in the amount of $650,000 and paid cash of $1,481,093 for 51.3% of the outstanding common stock of Glas-Aire Industries Group, Ltd. In connection therewith, the Company acquired assets and assumed certain liabilities as follows:

    Fair value of assets acquired, including goodwill                       $ 5,304,776
    Cash paid                                                                (1,481,093)
    Promissory note issued                                                     (650,000)
    Common stock issued                                                      (1,359,380)
                                                                            -----------
    Liabilities assumed                                                     $ 1,814,303
                                                                            ===========

 In 1998, the Company issued 187,000 shares of common stock as compensation to Mr. William R. Ponsoldt, Sr., the Company's President

 In 1998, the Company issued 10,000 shares of common stock held in treasury to two of its employees as additional compensation

 In 1997, the Company issued 468,551 shares of common stock in exchange for 2,477 shares of Series E mandatorily redeemable preferred stock

 In 1997, the Company issued 100,000 shares of its common stock and paid $1,100,000 in cash for all of the assets of Rustic Crafts, Inc. In connection therewith, the Company acquired assets and assumed certain liabilities as follows:

    Fair value of assets acquired including goodwill                                                         $ 1,573,778
    Cash paid                                                                                                 (1,100,000)
    Common stock issued                                                                                          (60,000)
                                                                                                             -----------
    Liabilities assumed                                                                                      $   413,778
                                                                                                             ===========

The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               A. Principles of Consolidation and Nature of Business - The consolidated financial statements include the accounts of Regency Affiliates, Inc. (the "Company"), its wholly owned subsidiaries, Rustic Crafts International, Inc. ("Rustic Crafts"), and Speed.com, Inc., its 80% owned subsidiaries, National Resource Development Corporation ("NRDC"), Transcontinental Drilling Company ("Drilling") and RegTransco, Inc. ("RTI") and its 51% owned subsidiary, Glas-Aire Industries Group, Ltd. ("Glas-Aire") since September 23, 1999, the date in which the Company achieved an ownership interest greater than 50% through January 31, 2000, the end of its fiscal year. All significant intercompany balances and transactions have been eliminated in consolidation. Substantially all net sales in 1998 and 1997, and approximately 50% of net sales in 1999, were generated through Rustic Crafts, which manufactures wood and cast marble decorative fireplaces, heater logs and related accessories. Rustic Crafts (whose customers are primarily mass merchants, fireplace specialty distributors and furniture stores) and Glas-Aire (whose customers are primarily automobile manufacturers) extend credit to their customers in the ordinary course of business. One Rustic Crafts customer accounted for approximately 19%, 53% and 28% of consolidated sales for 1999, 1998 and 1997, respectively. Three Glas-Aire customers accounted for 41% of consolidated sales for 1999. On a pro forma basis, it is anticipated that these three Glas-Aire customers would account for up to 56% of consolidated sales. The loss of one or more of these customers could have a significant effect on the Company's results of operations.

                    Regency Affiliates, Inc.'s (Registrant's) share of consolidated net assets at December 31, 1999 and 1998 consists principally of cash and cash equivalents of approximately $1,442,000 and $2,105,000, respectively, investment in partnership of approximately $19,959,000 and $15,800,000, respectively, property, plant and equipment (including rental property) of approximately $12,000 and $128,000, respectively, and liabilities of approximately $11,578,000 and $9,965,000, respectively.

               B. Earnings Per Share - Basic earnings per share are computed by dividing net income attributable to common shareholders (net income less preferred stock dividend requirements and periodic accretion) by the weighted average number of common shares outstanding during the year. Diluted earnings per share computations assume the conversion of Series E, Series B, and Junior Series D preferred stock during the period that the preferred stock issues were outstanding. If the result of these assumed conversions is dilutive, the dividend requirements and periodic accretion for the preferred stock issues are reduced (See Note 8).

                    The weighted average number of shares used in basic earnings per share computations for 1999, 1998 and 1997 was approximately 12,664,000, 12,546,000, and 12,038,000, respectively. The weighted average number of shares used in the computation of diluted earnings per share for 1999, 1998 and 1997 was approximately 14,923,000, 14,892,000 and
                    14,231,000, respectively. The shares of the Company held by Glas-Aire were treated as treasury shares for earnings per share computations. The Company's stock was thinly traded in the over-the-counter market on the bulletin board section until late 1999. In 1999, 1998 and 1997, market

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

               B.   Earnings Per Share (Continued)

                    prices of $.984, $.547 per share and $.616 per share, respectively, were utilized in the conversion formulas for the computation of diluted earnings per share. In 1999, 1998 and 1997, if market prices of $.563 per share, $.437 per share and $.437 per share, respectively, the lowest bid price of the Company's common shares during the year, were used in the conversion formulas, the weighted average number of shares utilized in the computation of diluted earnings per share would amount to approximately 15,435,000, 15,169,000 and 14,631,000, respectively, yielding diluted earnings per share of $.15, $.12 and $.15, respectively.

                    Earnings per common share attributable to extraordinary gain (net of tax) for 1999 are: Earnings per common share - basic of $.03 and earning per common share - diluted of $.02.

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

               E. Inventory - Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Market value for raw materials is defined as replacement cost and for work-in-progress and finished products as net realizable value. Inventory is comprised of the following at December 31, 1999 and 1998:



                                                          1999           1998
                                                          ----           ----

                       Finished products              $  596,830     $  379,672
                       Work-in-process                   455,503        120,416
                       Raw materials and supplies        790,659        305,918
                                                      ----------     ----------

                                                      $1,842,992     $  806,006
                                                      ==========     ==========

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

               F. Property, Plant and Equipment/Rental Property - Property, plant and equipment and rental property are carried at cost. Depreciation is provided over the estimated useful lives of the assets by the use of the straight-line and declining balance methods. These items consist of the following at December 31, 1999 and 1998:

                                                           Property, Plant
                                                            and Equipment                Rental Property
                                                    -------------------------       ------------------------
                                                       1999           1998             1999          1998
                                                       ----           ----             ----          ----

                       Land                         $  100,000     $  100,000       $      -       $      -
                       Buildings                     2,307,411      1,736,526              -        118,877
                       Leasehold improvements          311,447         73,200              -              -
                       Machinery and equipment       3,147,892        173,347              -              -
                                                    ----------     ----------        --------    ----------
                                                     5,866,750      2,083,073              -        118,877
                       Accumulated depreciation      1,438,859        103,010              -         10,365
                                                    ----------     ----------        --------    ----------
                                                    $4,427,891     $1,980,063        $     -     $  108,512
                                                    ==========     ==========        ========    ==========


                    Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $295,193, $81,056, and $36,194,
                    respectively.

               G. Aggregate Inventory - Inventory, which consists of 70+ million short tons of previously quarried and stockpiled aggregate rock located at the site of the Groveland Mine in Dickinson County, Michigan, is stated at lower of cost or market. The Company is also subject to a royalty agreement which requires the payment of certain royalties to a previous owner of the aggregate inventory upon sales of the aggregate.

                    During the years ended December 31, 1999, 1998 and 1997, the Company made only casual sales of aggregate. Aggregate is primarily sold for railroad ballast, road construction, construction along shore lines and decorative uses. The market for aggregate stone is highly competitive and, as shipping costs are high, the majority of sales, if any, can be anticipated to be made locally. Other companies that produce rock and aggregate products are located in the same region as the Groveland Mine. Many of these competitors have greater financial and personnel resources than the Company.

                    The Company continues to have discussions with several companies regarding the possible sale of its interest in NRDC. To facilitate the discussions concerning a possible sale, the zero coupon bonds (secured by the aggregate inventory) which had been issued by NRDC were retired by the issuance of 121,000 shares of the Company's common stock.

                    The Company has installed limited aggregate crushing and marketing operations at the Groveland Mine in an informal joint venture with another company. Pending the outcome of current discussions regarding the possible sale of the Company's interest, the Company is exploring the possibility of establishing a permanent infrastructure during the year 2000 to commercialize the inventory of previously quarried and stockpiled aggregate at the Groveland Mine in cooperation with an experienced aggregate supply company.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

               H. Goodwill - Goodwill resulted from the acquisition of Rustic Crafts in 1997 and Glas-Aire in 1999. The goodwill is being amortized straight-line over a period of 15 years. Accumulated amortization was $135,946 and $83,344 at December 31, 1999 and 1998, respectively.

               I. Debt Issuance Costs - Debt issuance costs are recorded at cost and are being amortized over 66 months, the life of the related loan using the effective interest method. Accumulated amortization was $239,179 and $80,029 at December 31, 1999 and 1998, respectively.

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

               K. Foreign Currency Translation - Glas-Aire's functional currency is the Canadian dollar and its operations have been translated into the U.S. dollar using Statement of Financial Accounting Standards No. 52.

               L. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               M. New Authoritative Pronouncements - In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management believes this pronouncement will have no material effect on the financial statements.

               N. Year 2000 Issues - The Company had not anticipated any material difficulties to be associated with Year 2000 issues and none materialized. The Company made no material expenditures associated with Year 2000 issues and had not anticipated that any material amounts would be expended in its earlier reports.

               O. Reclassifications - Certain reclassifications were made to prior period financial statement presentations to conform with current period presentations.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 2.        INVESTMENT IN GLAS-AIRE

               On April 22, 1999, the Company, through its wholly-owned subsidiary Speed.com, Inc., acquired 513,915 shares of the common stock of Glas-Aire in exchange for the issuance of a promissory note of $650,000 due January 1, 2000, at an interest rate of 7.5% per annum, which note is guaranteed by Mr. William Ponsoldt, Sr., President of the Company and $1,213,000 in cash. The cash was obtained from an affiliate of Statesman through the issuance of an unsecured demand note at 7.5% per annum. The Company also purchased 3,000 shares of the common stock of Glas-Aire on the open market. On August 2, 1999, the Company acquired 41,600 shares of the common stock of Glas-Aire on the open market for $119,619. The funds were provided by an affiliate of Statesman on an unsecured basis. On August 14, 1999, the Company sold 2,852,375 shares of its common stock to Glas-Aire for cash of $1,967,960 and 86,000 shares of Glas-Aire common stock for an aggregate consideration of $2,281,900. On September 23, 1999, the Company closed a common stock exchange agreement with certain shareholders of Glas-Aire. Under the agreement, the Company, in a private transaction, issued 1,188,000 shares of its restricted common stock to such shareholders in exchange for 288,000 Glas-Aire common shares held by the shareholders. These shareholders had previously exchanged 1,188,000 shares of Company stock for 288,000 newly issued shares of Glas-Aire stock. With the closing of the agreement, the Company owned 51.3% of the then outstanding common shares of Glas-Aire.

               The Company accounted for the investment in Glas-Aire on the equity method from April 22, 1999 until September 23, 1999 when the Company's ownership exceeded 50%, whereupon the Company began to consolidate the accounts of Glas-Aire (Note 1.A.). Income recognized under the equity method related to Glas-Aire in 1999 was $114,961 and is included in other income in the Consolidated Statement of Operations. The common shares of the Company, held by Glas-Aire, are treated as treasury shares in these financial statements.

               At the Glas-Aire Annual Shareholders' Meeting held on November 4, 1999, William Ponsoldt, Sr. and Marc Baldinger, current directors of the Company, along with two other nominees proposed by the Company, were elected to the six member board of Glas-Aire. Mr. Ponsoldt, the Company's Chairman, also serves as Chairman of the Board of Glas-Aire.

               Glas-Aire is a leading designer, developer, manufacturer and world-wide marketer of sunroof deflectors, hood protectors and rear air deflectors for automobiles, vans and light trucks. Glas-Aire's corporate offices and manufacturing facilities are located in Vancouver, Canada. The following unaudited pro forma consolidated results of operations assumes that the consolidation of Glas-Aire occurred at January 1, 1998. The pro forma results are for illustrative purposes only and do not purport to be indicative of the actual results which would have occurred had the transaction been consummated at an earlier date, nor are they indicative of results of operations which may occur in the future.

                                                                   1999            1998
                                                               (Unaudited)      (Unaudited)
                                                               -----------      -----------

                  Net sales                                    $13,638,300     $10,429,000

                  Net income                                     2,358,800       1,999,400

                  Net income applicable to common stock          2,307,600       1,931,800

                  Net income per common shares
                  Basic                                               0.19            0.15
                  Diluted                                             0.16            0.13

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 3.        ACQUISITION OF RUSTIC CRAFTS

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

NOTE 4.        INVESTMENT IN PARTNERSHIP

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

               The investment in Security is estimated to provide the Company with management fees of approximately $100,000 per annum until 2003. In the year ended December 31, 1999, the Company's income from its equity investment in the Partnership was $4,261,212. These funds, however, are presently committed for the amortization of the outstanding principal balance on Security's real estate mortgage and, while the Company's equity investment has increased to $19,959,517 the partnership does not provide liquidity to the Company in excess of the $100,000 annual management fee.

               Security was organized to own and operate two buildings containing approximately 717,000 net rentable square feet consisting of a two-story office building and a connected six-story office tower. The building was purchased by Security in 1986 and is located on approximately 34.3 acres of land which is also owned by Security. The building has been occupied by the United States Social Security Administration's Office of Disability and International Operations for approximately 25 years under leases between the United States of America, acting by and through the General Services Administration ("GSA"). Effective November 1, 1994, Security and the GSA entered into a nine-year lease (the "Lease") for 100% of the building. The Lease, among other provisions, requires substantial renovations and improvements to the building, which were completed in 1998. Security has received an opinion of the Assistant General Counsel to the GSA that lease payments are not subject to annual appropriation by the United States Congress and the obligations to make such payments are unconditional general obligations of the United States Government.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 4.        INVESTMENT IN PARTNERSHIP (CONTINUED)

               The Company accounts for the investment in partnership on the equity method, whereby the carrying value of the investment is increased or decreased by the Company's allocable share of Security's book income or loss. The investment in partnership included in the Consolidated Balance Sheets at December 31, 1999 and 1998 was $19,959,517 and $15,799,631, respectively. The income from the Company's equity investment in the Partnership for the years ended December 31, 1999, 1998 and 1997 was $4,261,212, $3,950,090 and $3,820,913, respectively. The undistributed earnings from the Company's equity investment in the Partnership as of December 31, 1999 and 1998 amounted to $19,609,517 and $15,449,631, respectively.

               Summarized financial information for Security is as follows:


                                                                     1999              1998
                                                                     ----              ----
                 BALANCE SHEET DATA
                 ------------------

                   Cash and receivables                           $  1,154,601     $  1,234,122
                   Restricted cash                                   3,413,241        3,658,402
                   Real estate, net                                 48,112,653       50,507,072
                   Other assets                                        862,130        1,181,135
                                                                  ------------     ------------

                      Total assets                                $ 53,542,625     $ 56,580,731
                                                                  ============     ============

                   Accounts payable and accrued expenses          $    564,628     $    611,411
                   Project note payable                             29,818,288       35,871,949
                   Other liabilities                                 3,128,137        4,444,625
                                                                  ------------     ------------

                      Total liabilities                             33,511,053       40,927,985

                   Partners' capital:
                    Regency Affiliates, Inc.                        19,959,517       15,799,631
                    Other partners                                      72,055         (146,885)
                                                                  ------------     ------------
                      Total partners' capital                       20,031,572       15,652,746
                                                                  ------------     ------------
                      Total liabilities and partners' capital     $ 53,542,625     $ 56,580,731
                                                                  ============     ============



                 STATEMENT OF OPERATIONS DATA
                 ----------------------------

                                                 1999              1998              1997
                                                 ----              ----              ----

                   Revenues                 $ 13,244,631      $ 13,207,758      $ 11,865,721

                   Expenses                    6,229,300         6,074,879         5,673,776
                                            ------------      ------------      ------------

                   Net operating income        7,015,331         7,132,879         6,191,945

                   Other expenses             (2,529,846)       (2,974,574)       (2,169,931)
                                            ------------      ------------      ------------

                   Net income               $  4,485,485      $  4,158,305      $  4,022,014
                                            ============      ============      ============

               See Note 13. Contingencies, Risks and Uncertainties related to the Company's investment in Security.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 5.        NOTE PAYABLE

               The Company's subsidiary, Rustic Crafts, has established a $1,000,000 line of credit with PNC Bank. The line of credit expires on May 18, 2000 and bears interest at the Bank's prime rate minus one-half percent (8.25% at December 31, 1999). The accounts receivable, inventory and other assets, such as property and equipment, of Rustic Crafts have been pledged as collateral to secure the line of credit. Rustic Crafts has agreed to maintain certain net worth, current ratio and debt service coverage and is in compliance with these requirements at December 31, 1999. The line of credit is guaranteed by the Company. At December 31, 1999 and 1998, the amounts outstanding under the line of credit were $431,000 and $464,200, respectively.

               In connection with the acquisition of the common shares of Glas-Aire, the Company issued a promissory note in the amount of $650,000 to the seller of the shares. The note bears interest at the rate of 7.5% and is secured by a first priority interest in 200,000 shares of Glas-Aire. The outstanding balance at December 31, 1999 was $600,000. The note was repaid in January 2000.

               The Company's subsidiary, Glas-Aire, has established a Canadian $1,000,000 (U.S. $680,000) line of credit with a Canadian bank. The line of credit is collateralized by accounts receivable and inventory and bears interest at the rate of the Canadian bank's prime rate plus one-half percent (6.6% at December 31, 1999). At December 31, 1999, the amount outstanding under the line of credit was $118,262.

NOTE 6.        LONG-TERM DEBT

               KBC BANK LOAN - On June 24, 1998, the Company refinanced the long-term debt previously outstanding with Southern Indiana Properties, Inc. ("SIPI") and entered into a Loan Agreement (the "Loan") with KBC Bank N.V. ("KBC"). Under the terms of the Loan Agreement, KBC advanced $9,383,320. The due date of the Loan is November 30, 2003 with interest at the rate of 7.5% compounded semi-annually on each June 1 and December 1, commencing December 1, 1998. The interest may be paid by the Company in cash on these semi-annual dates or the Company may elect to add the interest to the principal of the Loan then outstanding. As of December 31, 1999 and 1998, the amount outstanding under the Loan is $10,512,717 and $9,756,698, respectively, including $1,129,397 and $373,378 of interest, through December 31, 1999 and 1998, respectively.

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

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 6.        LONG-TERM DEBT (CONTINUED)

               To facilitate the loan from KBC, the Company purchased a residual value insurance policy through R.V.I. American Insurance Company ("RVI") which secures the repayment of the outstanding principal and interest when due with a maximum liability of $14 million. Should RVI pay a claim under this policy they will be entitled to certain of the Company's rights with respect to the property of Security, including but not limited to the right to solicit bona fide, third party offers for the property and to accept such offers and bind the Partnership in order to recoup the amount paid. The costs related to the insurance ($745,000) along with legal fees and other costs associated with obtaining the Loan ($205,000) have been capitalized as debt issuance costs and are being amortized over the life of the Loan using the effective interest method.

               CREDIT AGREEMENT - In June 1996, the Company entered into a Credit Agreement (the "Agreement") with Southern Indiana Properties, Inc. (the "Lender") for the purpose of obtaining loans secured by the Company's investment in Security.

               On June 24, 1998, the Agreement was refinanced by proceeds advanced from KBC Bank N.V. under terms and conditions described above. Principal, regular interest, contingent interest and prepayment penalty totaling $5,213,810 was paid to Southern Indiana Properties, Inc. The prepayment of the Credit Agreement resulted in additional charges of $335,684 in the year ended December 31, 1998, resulting from the write-off of unamortized debt issuance costs and payment of prepayment penalties. Such amount is included as interest expense in the Consolidated Statement of Operations.

               MORTGAGE LOAN - On March 25, 1998, Rustic Crafts purchased a building of 126,000 square feet located in Scranton, Pennsylvania. The purchase of this facility was funded in part by a first mortgage term loan in the amount of $960,000. The first mortgage term loan is payable in consecutive monthly installments over 10 years with a 20 year amortization. The balance outstanding at December 31, 1999 and 1998 was $915,667 and $945,961, respectively.

               EQUIPMENT LOANS - In connection with the purchase of the building, PNC Bank loaned the Company a total of $767,000 to finance the acquisition of new equipment and to install such equipment in the facility. Principal payments on one loan of $604,000 are due to begin in March 2000 for 120 months in amounts sufficient to amortize the outstanding balance over twenty years from March 2000. In March 2000 the interest rate will change to the average weekly yield on U.S. Treasury Bills, plus 200 basis points. The remaining loan in the original amount of $163,500 is payable in equal monthly installments of $2,518. The outstanding balance of these loans was $747,855 and $423,940 at December 31, 1999 and 1998, respectively.

               MISCELLANEOUS LOAN - In June 1999, Rustic Crafts obtained an additional loan from PNC Bank for the purpose of funding additional equipment purchases and working capital in the amount of $156,000. The loan is payable in equal monthly installments, including principal and interest, of $3,153. The outstanding balance was $146,263 at December 31, 1999.

               The interest rates on the mortgage loan, the equipment loan and the miscellaneous loan are at the PNC Bank's prime rate minus one-half percent (8.25% at December 31, 1999).

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 6.        LONG-TERM DEBT (CONTINUED)

               Rustic Crafts' real and personal property, equipment, accounts receivable, inventory and other general intangibles are pledged as security for the loans. The loans are also guaranteed by Regency Affiliates, Inc., the parent company. The security agreement requires Rustic Crafts to maintain certain financial ratios. Rustic Crafts was in compliance with such ratios at December 31, 1999.

               VEHICLE NOTE - Rustic Crafts has outstanding a vehicle note in the amount of $11,922 and $16,931 at December 31, 1999 and 1998, respectively.

               LEASE OBLIGATIONS - Glas-Aire has two long-term lease obligations to purchase equipment. These obligations were five year capital leases and have been recorded as a capital asset and long-term debt. The equipment, with a cost of $303,171 and accumulated depreciation of $28,980, is pledged as collateral for the leases. The terms of the leases require equal monthly installments of $7,484 including principal and interest over a five year period. Interest rates on the leases range from 6.5% to 8.6%. The total outstanding balance of these lease obligations is $196,020 at December 31, 1999.

               ZERO COUPON BONDS - The zero coupon non-recourse secured bonds, due January 1, 2002, had a face value of $542,000 and a carrying value of $414,700 at December 31, 1998. The bonds were issued by NRDC and the difference (discount) between the face value and carrying value was being amortized utilizing the interest method at 9%. Interest expense related to the bonds for 1999, 1998 and 1997 was $36,905, $31,200 and $31,200, respectively.

               In 1999, certain bondholders agreed to exchange these zero coupon bonds for 121,000 shares of the Company's common stock at an agreed upon per share value of $1.00. Also, a significant amount of the bonds were retired in connection with the agreement of the Company to discontinue certain claims against one of the bondholders. The exchange of common stock for the bonds and settlement of the claims resulted in a gain on retirement of debt of $330,605 (net of tax of $-0-, due to available net operating loss carryforwards), which is reflected in the accompanying statement of operations as an extraordinary gain.

               Required annual principal payments (based on the current carrying value of debt securities) on long-term debt at December 31, 1999 are:

                       2000                   $   176,800
                       2001                       133,200
                       2002                       127,700
                       2003                    10,647,900
                       2004                       113,300
                       Thereafter               1,331,544
                                              -----------

                                              $12,530,444
                                              ===========




NOTE 7.        MINORITY INTEREST

               Statesman Group, Inc. has a 20% minority interest in the Company's three 80% owned subsidiaries. In addition, Statesman holds a significant common stock interest and holds significant options (see Note 9) in the Company.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 8.        SERIAL PREFERRED STOCK

               At December 31, 1999 and 1998, the Company had 5,000,000 authorized shares of $.10 par value serial preferred stock. Serial preferred stock at December 31, 1999 and 1998, all of which is convertible (other than Series C) and cumulative, consists of:

               MANDATORY REDEEMABLE SHARES - SERIES E, $100 STATED VALUE, 12.5% CUMULATIVE

                                                         Shares                      Value
                                              --------------------------    ------------------------
                                              Designated     Outstanding    Carrying     Liquidation
                                              ----------     -----------    --------     -----------

               Balance, January 1, 1997         566,400          5,044      $ 401,054      $ 504,400

               Converted to common shares             -         (2,477)      (202,354)      (247,750)

               Accretion                              -              -         20,600              -
                                                -------          -----      ---------      ---------

               Balance, December 31, 1997       566,400          2,567        219,300        256,650

               Accretion                              -              -         17,950              -
                                                -------          -----      ---------      ---------

               Balance, December 31, 1998       566,400          2,567        237,250        256,650

               Converted to common shares             -            (89)        (8,850)        (8,850)

               Accretion                              -              -         19,400              -
                                                -------          -----      ---------      ---------

               Balance, December 31, 1999       566,400          2,478      $ 247,800      $ 247,800
                                                =======          =====      =========      =========

             Certain Series E holders elected to convert 89 shares of Series E preferred stock into 10,828 shares of common stock during 1999 and 2,477 shares into 468,551 shares in 1997.

             REDEEMABLE SHARES AT COMPANY'S OPTION


                                                             Shares                                          Value
                                                  ---------------------------     ----------------------------------------------
                                                                                                    1999                1998
                                                  Designated      Outstanding     Carrying       Liquidation         Liquidation
                                                  ----------      -----------     --------       -----------         -----------
               Series C, $100 stated
               value, cumulative                    210,000         208,850     $   229,136     $20,885,000(a)     $20,885,000(a)

               Series B, $10 stated
               value, 6% cumulative                 370,747         370,747         566,912       3,707,470          3,707,470

               Junior Series, D, $10 stated
               value, 7% cumulative                  26,000          25,694         256,940         382,842(b)         364,856(b)
                                                    -------         -------     -----------     -----------        -----------

                                                    606,747         605,291     $ 1,052,988     $24,975,312        $24,957,326
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

             (b) The liquidation value of the Junior Series D shares includes accrued and unpaid dividends of $125,902 and $107,916 at December 31, 1999 and 1998, respectively.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 8.        SERIAL PREFERRED STOCK (CONTINUED)

               SERIES E - The Series E shares must be redeemed by the Company at the stated value plus accrued and unpaid dividends on the fifth anniversary from the date of issuance (mandatory redemptions from November 1999 through April 2000). The Company, at its option, may redeem the shares beginning on the second anniversary of the date of issuance. The carrying value of the Series E stock was recorded at its issue price (net of issue costs). Beginning in 1995, the carrying value was increased by periodic accretion to the Company's retained earnings, for the difference between the initial carrying value and the redemption value. Accretion, utilizing the interest method, for 1999, 1998 and 1997 was $19,400, $17,950 and $20,600, respectively. Dividends of $31,805,
               $31,578 and $47,489 on the Series E stock were paid or accrued in 1999, 1998 and 1997, respectively. Holders of Series E stock may convert their shares to common stock based on the stated value divided by 88% of the average bid price for the 90 days preceding the conversion date of the Company's common shares beginning on the second anniversary from the date of issuance of the Series E shares. In 1999 and 1997, certain holders of Series E stock elected to convert 89 and 2,477 Series E shares into 10,828 and 468,551 shares of common stock, respectively.

               On January 31, 2000, the holders of the Series E preferred stock either converted their preferred shares to the Company's common stock or received cash equal to the par value of the shares, plus accrued dividends. The Company issued 95,877 of its common shares in exchange for 885 shares of preferred stock and paid cash in the amount of $159,300 for 1,593 shares. 88.5 shares of preferred stock are being held pending a new series of preferred stock which is expected to be offered by the Company in April 2000.

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

               SERIES B - The Series B shares were issued in 1991 as part of a restructuring plan limited to senior lenders and was issued in exchange for all obligations and any claims or causes of action relating to the Company's obligations and guarantees. Such preferred stock includes, among other provisions and preferences, the following:

                      a) A 6% cumulative dividend right commencing on the 24th month from the consummation of a defined "initial business combination transaction" (which occurred with the acquisition of Rustic Crafts in 1997 (see Note 3)) and if the Company has reached a defined ratio of earnings to fixed charges. In addition, dividends accrue for a period of 35 additional months without cash payment.

                      b) At the Company's option, the shares may be redeemed, subject to certain limitations, by cash payment or by exchanging shares of its common stock at 77% of its stated value divided by the quoted market value of its common stock.

NOTE 8.        SERIAL PREFERRED STOCK (CONTINUED)

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

               Generally the preferred shares have limited voting rights. However, in the event dividends payable on the Series C and E shares, respectively, are accumulated and unpaid for seven quarterly dividends (whether or not declared and whether or not consecutive), the holders of record of the Series C and E shares, respectively, shall thereafter have the right to elect two directors (each) until all arrears in required cash dividends (whether or not declared) on such shares have been paid. Its bylaws provide for eight members on its Board of Directors. At December 31, 1999, the Company had no accumulated and unpaid dividends on Series C and E preferred shares.


NOTE 9.        STOCK OPTIONS/STOCK OPTION PLANS

               Effective June 3, 1997, the Company issued options to purchase
               6.1 million shares of common stock to Statesman Group, Inc. The options were issued to Statesman in order to secure the release of Mr. William R. Ponsoldt, Sr. to serve as President and Chief Executive Officer of the Company and to recognize in part, the amendment to the Series C preferred shares under which Statesman forfeited the common stock conversion rights with respect thereto. Statesman also agreed to provide loan guarantees not to exceed the sum of $300,000 upon the request of the Company and a showing of reasonable need. Statesman and/or its affiliated interests have provided loan guarantees and/or unsecured prime interest rate direct loans to the Company exceeding $2,000,000 since June 1997. Pursuant to the Amended and Restated Agreement between the Company and Statesman, until their date of expiration, the options shall be exercisable at

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 9.       STOCK OPTIONS/STOCK OPTION PLANS (CONTINUED)

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

              In 1999, the Company issued 90,000 non-qualified common stock options at the exercise price of $.93, the fair market value of the Company's common stock on the date of grant, to the directors in accordance with the Director's Compensation Program approved by the shareholders. The options will vest completely on February 5, 2000, and are exercisable until August 5, 2004.

              The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for options. The Company has elected to treat these option awards to directors as employee based compensation and therefore has not recorded the estimated value of these options in the accompanying statement of operations. The fair value of the Company's stock-based compensation to directors was estimated using the Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. The Company's stock-based compensation has characteristics significantly different from those traded options and changes in the subjective input can materially affect the fair value estimate. The fair value of the Company's stock awards was estimated assuming the following assumptions: no expected dividends, risk free interest rate of 5.9%, expected average life of approximately 3.5 years and expected stock price volatility of 55.46%. The weighted average fair value of options granted was $.43.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 9.       STOCK OPTIONS/STOCK OPTION PLANS (CONTINUED)

              A subsidiary of the Company, Glas-Aire, also issued 60,000 options for its common stock to its directors in 1999. The assumptions related to the Glas-Aire options were: no expected dividend, risk free interest rate of 5.64%, expected average life of 3 years and expected stock price volatility of 216%. The weighted average fair value of options granted was $4.04.

              Had compensation cost for the options been determined based on the fair value at the grant dates for the awards, net income and net income per common share (basic and diluted) would have been as follows for 1999:

                                                                      As Reported          Pro forma
                                                                      -----------          ---------

                Net income                                         $   2,292,922     $   2,160,768
                Net income attributable to common shareholders         2,223,731         2,091,577
                Net income per common share:
                Basic                                                     .18               .17
                Diluted                                                   .15               .14





              The following is a summary of the status of the Company's options for 1999:

                                                              Average
                                                              Exercise
                                                    Options    Price
                                                    -------    -----

                Outstanding at beginning of year       -0-      $ -
                Issued                               90,000      .93
                Cancelled                              -0-        -
                                                    -------    -----
                Outstanding at end of year           90,000     $.93
                                                    =======    =====




              The following table summarizes information about options outstanding at December 31, 1999:


                Number outstanding and exercisable     90,000 shares
                Average remaining contractual life     4.65 years
                Exercise price                         $.93 per share

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 10.       INCOME TAXES

               As referred to in Note 1, the Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes." The deferred taxes are the result of long-term temporary differences between financial reporting and tax reporting for depreciation, earnings from the Company's partnership investment in Security Land and Development Company Limited Partnership related to depreciation and amortization and the recognition of income tax carryforward items.

               At December 31, 1999 and 1998, the Company's net deferred tax asset, utilizing a 34% effective tax rate, consists of:

                                                          1999              1998
                                                          ----              ----
                Deferred tax assets:
                 Investment partnership earnings      $  2,731,000      $  2,384,000
                 Net operating loss carryforwards        9,940,000        11,068,000
                 Alternative minimum tax credits           454,000           394,000
                 Valuation allowance                   (13,125,000)      (13,846,000)
                                                      ------------       ----------
                    Subtotal                                     -                 -

                Deferred tax liabilities:
                 Depreciation                             (416,695)                -
                                                      ------------       ----------

                    Net deferred tax liabilities      $   (416,695)      $         -
                                                      ============       ==========

               The valuation allowance was established to reduce the net deferred tax asset to the amount that will more likely than not be realized. This reduction is necessary due to uncertainty of the Company's ability to utilize the net operating loss and tax credit carryforwards before they expire. The deferred tax liability related to depreciation is due to the consolidation of the accounts of Glas-Aire in 1999. Glas-Aire files a separate return for income tax purposes.

               For regular federal income tax purposes, the Company has remaining net operating loss carryforwards of approximately $29,235,000. These losses can be carried forward to offset future taxable income and, if not utilized, will expire in varying amounts beginning in the year 2001. The Company's tax returns have not recently been examined by the Internal Revenue Service ("Service") and there is no assurance that the Service would not attempt to limit the Company's use of its net operating loss and tax credit carryforwards.

               For the years ended December 31, 1999, 1998 and 1997, the tax effect of net operating loss carryforwards reduced the current provision for regular Federal income taxes by approximately $980,000, $583,000 and $708,000, respectively. At December 31,
               1999, 1998 and 1997, the Company has provided $235,309, $98,583 and $73,665, respectively, for taxes, which relate to federal taxes, including alternative minimum tax liabilities (See Note
               13) and state income taxes.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 10.       INCOME TAXES (CONTINUED)

               The provision for income taxes is as follows:

                               1999         1998         1997
                             --------     --------     --------
                Current      $212,092     $ 98,583     $ 73,665
                Deferred       23,217            -            -
                             --------     --------     --------

                             $235,309     $ 98,583     $ 73,665
                             ========     ========     ========


NOTE 11.       EMPLOYMENT AGREEMENTS

               On June 3, 1997, Regency entered into an Employment Agreement with William R. Ponsoldt, Sr. pursuant to which he became the President and CEO of the Company. The Agreement provides for Mr. Ponsoldt to continue in these duties until his attainment of retirement age, provided that he may resign upon the provision of 30 days notice to the Company and further provided that Mr. Ponsoldt may be removed from office upon death or disability or for just cause. The Agreement provides for a base salary in annual installments, in advance, of $250,000 each, which salary is to be adjusted on January 1 of every year by any increase since the previous January 1 in the Consumer Price Index ("CPI") for All Urban Consumers, U.S. city average, as published by the U.S. Department of Labor Bureau of Labor Statistics. At December 31, 1998, approximately $43,000, of advance salary is included in other current assets in the consolidated balance sheets. As additional compensation, Mr. Ponsoldt is to receive an amount equal to 20% of the Company's increase in quarterly common stock net worth, which is defined to be the difference between (i) total shareholders' equity and (ii) any shareholders' equity accounts relating to preferred stock. At December 31, 1999 and 1998, approximately $295,500 and $136,600, respectively, of additional compensation is included in accrued expenses in the consolidated balance sheets. The Company may elect to pay up to 50% of the additional compensation by the issuance of warrants to purchase the Company's common stock at a price equal to 50% of the average bid price for the Company's common stock for the calendar quarter for which the increased compensation is payable. The Agreement further provides for Mr. Ponsoldt to receive health and disability insurance ($100,000/year in the event of long term disability), an automobile allowance of $600/month (to be adjusted by increases in the CPI), and reimbursement of expenses. The Agreement provides that Mr. Ponsoldt will not compete with the Company for a two year period following the termination of his employment and provides for indemnification under certain circumstances. Any disputes between the Company and Mr. Ponsoldt under the Agreement are to be resolved through arbitration.

NOTE 12.       RELATED PARTY TRANSACTIONS

               L. J. Horbach and Associates, of which L. J. Horbach, a director of the Company, is the sole owner, was compensated for services rendered in the amount of $40,000 in 1999 and $36,000 in each of the years 1998 and 1997, under an agreement to provide certain administrative services to the Company.

               A separate arrangement was made with Mr. Horbach in June 1999 and amended in September 1999 under which Mr. Horbach is paid at the rate of $60 per hour to work on specific projects for the Company, primarily related to the Company's acquisition and growth program including these acquisitions. Mr. Horbach was paid $50,700 under the separate arrangement.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 13.       CONTINGENCIES, RISKS AND UNCERTAINTIES

               The Company is subject to numerous contingencies, risks and uncertainties including, but not limited to, the following that could have a severe impact on the Company:

               (i) The Company currently does not generate positive cash flow as the current activities of the Company do not, in and of themselves, generate sufficient cash flow to cover its corporate operating expenses and thus the Company must rely on its cash reserves to fund these expenses. The Company's ability to continue in existence is partly dependent upon its ability to attain satisfactory levels of operating cash flows.

               (ii) The Company currently lacks the necessary infrastructure at the site of the Groveland Mine in order to permit the Company to make more than casual sales of the aggregate (See Note 1.G.).

               (iii) An unsecured default in the Lease or sudden catastrophe to the Security West Building from uninsured acts of God or war could have a materially adverse impact upon the Company's investment in Security Land and Development Company Limited Partnership and, therefore, its financial position and results of operations (See Note 4).

               (iv) The failure of the Social Security Administration to renew its lease of the Security West Buildings upon its expiration on October 31, 2003 could have a materially adverse impact upon the Company's investment in Security Land and Development Company Limited Partnership.

               (v) The Company has significant tax loss and credit carryforwards and no assurance can be provided that the Internal Revenue Service would not attempt to limit or disallow altogether the Company's use, retroactively and/or prospectively, of such carryforwards, due to ownership changes or any other reason. The disallowance of the utilization of the Company's net operating loss would severely impact the Company's financial position and results of operations due to the significant amounts of taxable income (generated by the Company's investment in Security) that has in the past been, and is expected in the future to be, offset by the Company's net operating loss carryforwards (See Note 10).

NOTE 14.       LEASE COMMITMENTS

               Glas-Aire leases factory, warehouse and office space under a lease which expires in 2003 with an option for five additional years. Glas-Aire also leases other warehouse space in the U.S. Base annual lease payments on all facilities are approximately $107,590. The Company also leases office space through July 2002 with annual lease payments of approximately $45,000. Rent expense was $123,614, $94,030 and $66,229 for 1999, 1998 and 1997,
               respectively.

               Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:


                               2000               $157,100
                               2001                156,600
                               2002                138,200
                               2003                107,600
                               2004                107,600

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 15.       SEGMENT INFORMATION

               The Company's operating structure includes operating segments for Automobile Accessories (the operations of Glas-Aire, which was acquired in September 1999 (Note 2)), Home Furnishing Accessories (the operations of Rustic Crafts, which was acquired in March 1997 (Note 3)), Investment in Partnership (the investment in Security Land and Development Limited Partnership (Note 4)), and Corporate and Other. The Company operates and generates its revenue in the United States and Canada. One Home Furnishing Accessories customer accounted for approximately 19%, 53% and 28% of consolidated sales for 1999, 1998 and 1997, respectively. Three Automobile Accessories customers accounted for 41% of consolidated sales for 1999. On a pro forma basis, it is anticipated that these three customers would account for up to 56% of consolidated sales.

               Information about the Company's operations by segment follows:



                                                        Home            Investment
                                     Autombile        Furnishing           in           Corporate
                                    Accessories      Accessories        Partnership     and Other       Consolidated
                                   ---------------- ----------------- ---------------- ---------------- ----------------
1999
----
Net sales                         $  3,930,541     $  3,875,263        $        -     $     29,267      $  7,835,071
Income (loss) from operations          395,027          318,446                 -       (1,617,620)         (904,147)
Other income (expense)                  32,686          (30,974)                -          189,248           190,960
Interest expense                             -          164,905                 -        1,021,097         1,186,002
Income from equity investment
in partnership                               -                -         4,261,212                -         4,261,212
Identifiable operating assets        5,499,895        4,734,718                 -        3,463,505        13,698,118
Investments                                  -                -        19,959,517                -        19,959,517
Capital expenditures                   406,506          595,586                 -              689         1,002,781
Depreciation and amortization          129,002          202,959                 -           20,024           351,985
Income before income tax
expense and minority interest          367,193          186,227         4,261,212       (2,122,004)        2,692,628



                                                     Home          Investment
                                                  Furnishing           in            Corporate
                                                  Accessories      Partnership       and Other       Consolidated
                                              ----------------- ---------------- ---------------- -----------------
1998
----
Net sales                                        $  3,697,648       $        -     $     92,191      $  3,789,839
Income (loss) from operations                         186,993                -       (1,061,388)         (874,395)
Interest income                                           250                -           76,001            76,251
Interest expense                                       67,785                -        1,246,566         1,314,351
Income from equity investment in partnership                -        3,950,090                -         3,950,090
Identifiable operating assets                       4,242,019                -        3,977,254         8,219,273
Investments                                                 -       15,799,631          108,512        15,908,143
Capital expenditures                                1,904,321                -            6,163         1,910,484
Depreciation and amortization                         108,997                -           15,962           124,959
Income before income tax expense and
  minority interest                                   144,985        3,950,090       (2,192,511)        1,902,564

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTE 15.       SEGMENT INFORMATION (CONTINUED)

                                                     Home         Investment
                                                  Furnishing           in           Corporate
                                                  Accessories     Partnership       and Other        Consolidated
                                                 ------------     ------------     ------------      ------------
1997
----
Net sales                                        $  2,872,865       $        -     $     35,388      $  2,908,253
Income (loss) from operations                         119,738                -         (927,626)         (807,888)
Interest income                                             -                -           53,324            53,324
Interest expense                                       27,670                -          773,927           801,597
Income from equity investment in partnership                -        3,820,913                -         3,820,913
Identifiable operating assets                       1,955,219                -        1,412,274         3,367,493
Investments                                                 -       11,951,819          113,217        12,065,036
Capital expenditures (excluding
acquisition of Rustic Crafts)                          29,942                -           92,087           122,029
Depreciation and amortization                          64,556                -           27,017            91,573
Income before income tax expense and
  minority interest                                    84,040        3,820,913       (1,648,225)        2,256,728


NOTE 16.       SUBSEQUENT EVENTS

               In February 2000, the Company executed letters of intent to acquire 55% of Knight Enterprises, Inc., a leading provider of voice, data, video and fiber optic high speed digital access to major cable companies throughout Florida; 100% of Southwest Mill and Lumber Company, a California based producer of picture frame molding and frames; and 100% of Valley Wholesale Supply Corp., a California based marketer of picture molding, framing supplies and equipment. The Company anticipates that such acquisitions will be financed by borrowings secured by the assets acquired, additional borrowings secured by the Company's partnership interest in Security Land and Development Company, and from proceeds of a private placement of preferred stock. There can be no assurance, however, that any of the transactions contemplated by these letters of intent will be consummated as definitive agreements have not been executed, and, even if executed, will likely be subject to the occurrence and/or satisfaction of certain events and contingencies, any of which may or may not occur.

NOTE 17.       QUARTERLY INFORMATION (UNAUDITED)

                         First Quarter              Second Quarter             Third Quarter                 Fourth Quarter
                       -----------------          -----------------          -------------------           -------------------
                       1999         1998          1999         1998          1999           1998           1999           1998
                       ----         ----          ----         ----          ----           ----           ----           ----

Net sales            $975,154     $631,832     $ 901,022     $718,551     $1,164,941     $1,177,352     $4,793,954     $1,262,104
Net income            455,472      496,959       465,068      171,675        490,105        530,045        882,277        595,881
Earnings per share:
  Basic                   .04          .04           .04          .01            .04            .04            .06            .05
  Diluted                 .03          .03           .03          .01            .03            .03            .06            .05

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

         The following directors were elected at the 1999 meeting of the stockholders held August 5, 1999 and will serve until the next meeting of stockholders. Executive officers are elected annually by the Board of Directors or until their successors are duly elected and qualified. Following is a list of the names and addresses, ages, positions with the Company, principal occupation and periods of service of the directors and executive officers.


                                                   POSITIONS   AND  OFFICES  HELD  AND  PRINCIPAL   OCCUPATIONS   OR
                                                   EMPLOYMENT DURING PAST FIVE YEARS

NAME, ADDRESS (AGE)
=====================================================================================================================

William R. Ponsoldt, Sr. (58)                      Director  since June,  1996.  Chairman of the Board of  Directors
729 South Federal Hwy., Suite 307 Stuart,          since August,  1996.  President and CEO since June, 1997.  During
Florida 34994                                      the  past  five  years,  Mr.  Ponsoldt  has  also  served  as the portfolio  manager for several hedge funds.  Mr.  Ponsoldt is the father of William R. Ponsoldt, Jr., a director of the Company.

Stephanie Carey (49)                               Director  since  July  1993.  Ms.  Carey is a  principal  and the
Beaumont House, 3rd Floor                          Investment  Manager for Managed Companies with Bradley Management
King & George Street                               (Bahamas)  Limited.  She is  also a  director  of  Regal  Bahamas
P.O. Box CB 10985                                  International Airways Limited.
Nassau, Bahamas

Martin J. Craffey (61)                             Director  since July 1993.  From January 1988 until  December 31,
145 Roseland Lane                                  1993,  Mr.  Craffey  was a real  estate and  business  broker and
East Patchogue, New York  11772                    contract vendee with Prudential  Realty of Long Island,  N.Y. Mr.
                                                   Craffey is presently employed in seeking financing for and reorganizing real estate projects.

Larry J. Horbach (58)                              Director  from 1987 to 1990,  from 1992 to February  15, 1994 and
1869 South 120th Street                            since  November  16,  1994.  Mr.  Horbach was  appointed  interim
Omaha, Nebraska 68144                              Chief  Financial  Officer upon the resignation of Douglas F. Long on April 1, 2000.  Mr.

                                                   Horbach has been Chairman of the Board, and has had other
                                                   executive positions with Gateway Energy Corporation at various times from June 1990 to August 1999. In addition, during the past five years, Mr. Horbach has been associated with L.J.
                                                   Horbach & Associates. Mr. Horbach also serves on the Board of
                                                   Directors of Gateway Energy Corporation and Templeton Savings
                                                   Bank.

Pamlyn Kelly, Ph.D. (56)                           Director  since  July  1993.  Dr.  Kelly,  a   psychologist,   is
13655 Khalid Court                                 principal  and  Chief   Executive   Officer  of  Human   Resource
Grass Valley, California  95949                    Concepts,   Grass  Valley,   CA,  a  registered   minority  owned
                                                   management consulting firm, and she has a private practice.

William R. Ponsoldt, Jr. (34)                      Director since July 1993. Mr. Ponsoldt is an attorney  engaged in
770 S.W. Lighthouse Dr.,                           the  private  practice  of law in  Florida  with  the law firm of
Palm City, Florida 34990                           Warner, Fox, Seeley, Dungey & Sweet.  Formerly, he was with Kohl,
                                                   Metzter,  Spotts,  Ponsoldt & Tapper,  P.A.  Mr.  Ponsoldt is the
                                                   son of William R. Ponsoldt, Sr., a director of the Company.

Fredric R. Lowe (55)                               Director since October, 1997. Mr. Lowe has been employed as a
1345 Avenue of the Americas                        retail stockbroker during the past five years. For
21st Floor                                         the past four years he has been employed by Smith Barney and prior
New York, New York 10105                           to that he was employed by its predecessor, Lehman Brothers.

Donald D. Graham (65)                              Director  since August,  1999. Mr. Graham has served as President
14012 Giles Road, Suite 2                          of Graham Enterprises, Inc., for the past five years.
Omaha, Nebraska  68138

Marc H. Baldinger (44)                             Director since August,  1999.  Mr.  Baldinger is a senior officer
989 S. Federal Hwy                                 in financial  services for Riverside  National  Bank,  located in
Stuart, Florida  34994                             Palm City,  Florida.  Prior to his  employment at  Riverside,  he was a certified  financial planner for American Express Financial
                                                   Advisors,  Inc. and Linsco  Private  Ledger.  Mr.  Baldinger  was
                                                   elected to fill a vacant position on the Board of Directors of
                                                   Glas-Aire on April 16, 1999.

Douglas F. Long (55)                               Mr.  Long  became  Chief  Financial  Officer  of the


13377 S. Indian River Drive                        Company  in March,  1998  and  resigned  on April 1,  2000.  During
Jensen Beach, Florida 34957                        the past five years Mr.  Long was  involved  in  business  and real estate development matters.

Eunice M. Antosh (50)                              Secretary of the Company  since  February 25, 1994.  From October
802 County Road "N"                                1993 to November 1999,  Mrs.  Antosh was also employed by Gateway
Yutan, Nebraska 68073                              Energy Corporation.

         Each of Messrs. Ponsoldt, Jr. and Craffey, Dr. Kelly and Ms. Carey were appointed directors of the Company by Statesman as part of the closing of the NRDC Transaction on July 7, 1993. Each had an understanding with Statesman and/or the Company that as an inducement to accept their positions as directors he or she would receive certain consideration from Statesman and/or the Company. Dr. Kelly and Ms. Carey each received 100,000 shares of the Company's Common Stock from Statesman while Messrs. Ponsoldt, Jr., Craffey and Dr. Kelly received options to purchase shares of the Company's Cumulative Senior Preferred $100 Series-C Stock as set forth on page 31 of this report.

         On February 7, 1995, the Company entered into an agreement with L.J. Horbach & Associates, pursuant to which L.J. Horbach & Associates, provides certain corporate and administrative services for a monthly fee of $3,000. In September 1999, the fee agreement was expanded to include substantially all general corporate operations and the fee increased to $4,000 per month. A separate arrangement was made with Mr. Horbach in September 1999 under which Mr. Horbach is paid at the rate $60 per hour to work on specific projects for the Company, primarily related to the Company's acquisition and growth program including the financing of same. Mr. Horbach received $50,700 under this arrangement in 1999. Mr. Horbach was appointed Interim CFO upon the resignation of Douglas F. Long effective April 1, 2000. L.J. Horbach & Associates, Inc. is wholly owned by Larry J. Horbach.


Item 405 Disclosure.

         None.




ITEM 11.  EXECUTIVE COMPENSATION.


Summary Compensation Table.

The following table sets forth the annual and long-term compensation during the last three years of William R. Ponsoldt, Sr., Douglas F. Long and Eunice M. Antosh, the only officers who received compensation during 1999.


                           SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------------------------
                               ANNUAL COMPENSATION                        LONG TERM COMPENSATION
                                                                          -------------------------------------------
                                                                          AWARDS                          PAYOUTS
                               ----------------------------------------------------------------------------------------------------
       (A)             (B)          (C)            (D)           (E)           (F)             (G)            (H)          (I)
----------------------------------------------------------------------------------------------------------------------------------
                                                               Other
                                                               Annual      Restricted     Securities
Name and                                                       Com         Stock          Underlying                      All
Principal                         Salary       Bonus           pensa-      Award(s)       Options/         LTIP           Other
Position               Year       ($)          ($)             tion ($)    ($)            SARs (#)         Payouts        Compe
                                                                                                           ($)            nsation
----------------------------------------------------------------------------------------------------------------------------------
William R.            1999        258,166       424,646(2)      7,200          -0-             -0-            -0-         -0-
Ponsoldt,Sr.          1998        252,333       373,022(2)      7,200          -0-             -0-            -0-         -0-
Chairman              1997        250,000       292,500(2)      5,700          -0-(3)          -0-            -0-         -0-
Pres/ CEO
(1)
----------------------------------------------------------------------------------------------------------------------------------
Douglas F.            1999        52,800           -0-          2,400          -0-             -0-            -0-         -0-
Long, CFO             1998        52,800           -0-          2,400          -0-             -0-            -0-         -0-
                      1997        25,600           -0-           -0-           -0-             -0-            -0-         -0-

----------------------------------------------------------------------------------------------------------------------------------
Eunice M.             1999        22,935           -0-           -0-           -0-             -0-            -0-         -0-
Antosh,               1998        12,000           -0-           -0-           -0-             -0-            -0-         -0-
Secretary             1997        12,000           -0-           -0-           -0-             -0-            -0-         -0-

----------------------------------------------------------------------------------------------------------------------------------


         (1) Mr. Ponsoldt's salary is to be adjusted on January 1 of every year by any increase since the previous January 1 in the Consumer Price Index ("CPI") for all Urban Consumers, U.S. city average, as published by the U.S. Department of Labor Bureau of Labor Statistics.

                  Mr. Ponsoldt's compensation does not include options to purchase 10,000 shares of the Company's common stock issued pursuant to the board compensation program approved by the shareholders in August 1999.

        (2) Under the terms of Mr. Ponsoldt's Employment Agreement dated June 3, 1997, he is entitled to receive as additional compensation an amount equal to 20% of the Company's increase in quarterly common stock net worth, which is defined to be the difference between (i) total shareholder's equity and (ii) any shareholders' equity account related to preferred stock.

        (3) Pursuant to an Agreement dated June 3, 1997 between the Company and Statesman Group, Inc., which agreement provided for the release of Mr. Ponsoldt to assume the offices of President and CEO of the Company, 466,667 shares of the Company's $.040 P.V. Common Stock were issued to Statesman at a value of $233,333.

         Option/SAR Grants.

         There were no options/SAR grants to executive officers in 1999.

         Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Value.

         There are no stock options (nor tandem SARs) nor freestanding SARs outstanding at December 31, 1999.

         Stock Options Granted to Statesman Group, Inc.

         Pursuant to an Agreement dated June 3, 1997, as amended and restated on March 24, 1998, Statesman Group, Inc. was granted options to purchase 6.1 million shares of Common Stock. Statesman owned approximately 25% of the Company's outstanding common stock prior to the issuance of these options. The options were issued to Statesman in order to secure the release of Mr. William
R. Ponsoldt, Sr. to serve as President and Chief Executive Officer of the Company and to recognize in part, the amendment to the Series C Preferred Shares under which Statesman forfeited the common stock conversion rights with respect thereto. Statesman also agreed to provide loan guarantees not to exceed the sum of $300,000 upon the request of the Company and a showing of reasonable need. Statesman and/or its affiliated interests have provided loan guarantees and/or unsecured prime interest rate direct loans to the Company exceeding $2,000,000 since June 1997. Pursuant to the Amended and Restated Agreement between the Company and Statesman, until their date of expiration, the options shall be exercisable at any time in whole or in part at a price equal to the lower of (a) the closing trading price as of the most recent date on which at least 10,000 shares of such stock were traded, or (b) the average closing trading price of the shares during the ninety day period immediately preceding the date of exercise. The Company agreed to reserve sufficient shares to meet the requirements of the options. The options became exercisable immediately and remain exercisable until April 15, 2007. At the option of Statesman, payment may be made by Statesman for exercise of the options, in whole or in part, in the form of a promissory note executed by Statesman, secured only by a pledge of the shares purchased, which promissory note will accrue interest for any quarter at the prime rate in effect on the last day of the quarter at Chase Manhattan Bank, with interest and principal payable in a balloon payment five years after the date of execution of the note, provided that if the Company's Board of Directors reasonably determines that exercising the options by delivery of a note would render the respective purchase of shares void or voidable, then the Board may require, as a condition to exercise of the options, that Statesman either (i) pay at least the par value of the shares in cash (with the balance paid by delivery of a note), or (ii) provide acceptable collateral other than the shares themselves to secure payment of the note. The Company received no cash consideration with respect to the issuance of the securities to Statesman, no commissions were paid, and no underwriter was involved. The options granted to Statesman have no readily determinable value and, therefore, the Company has not recognized any costs associated with the issuance of these options.

         Non Qualified Stock Options.

         Non qualified options to acquire a total of 90,000 common shares were granted in August 1999 to directors of the Company in accordance with the Directors' compensation program as approved by the Shareholders in the 1999 Meeting of Shareholders. The options were granted at an exercise price of $0.93 per share, the fair value of the common shares at date of grant. The options vest on February 5, 2000, and are exercisable to August 5, 2004.

         LTIP Awards.

         There have been no awards under any Long-Term Incentive Plan during the last completed fiscal year.

         Defined Benefit Plans.

         The Company has no defined benefit or actuarial plans.

         Compensation of Directors.

         At the 1999 Meeting of Shareholders held on August 5, 1999, the Shareholders approved a compensation program for directors providing for (i) an annual retainer for all directors of $10,000, payable one-half in cash and one-half in the Common Stock of the Company, (ii) a fee of $125/hour, with a two hour minimum, for attendance at each meeting of the Board or committee thereof, provided that multi-day meetings and specific consultations with the Company's executive management lasting at least eight hours are compensated on a flat per diem rate of $1,000, and (iii) an award of an option to all directors to purchase 10,000 shares of the Company's Common Stock, at fair market value on date of grant.

         Other Arrangements.

         There were no other arrangements pursuant to which any director of Regency Affiliates, Inc. was compensated during the Company's last completed fiscal year for services provided as a director. Martin J. Craffey was paid $7,000 for consulting primarily with respect to the operations of Rustic Crafts International, Inc. Pamlyn Kelly, Ph.D. was also paid $1,500 with respect to the marketing of Rustic Crafts products.

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

         To the best of the Company's knowledge, the only beneficial owners of more than five percent of Regency's voting securities as of March 21, 2000 are listed below:

                                                                   AMOUNT AND NATURE
                                                                   -----------------
                                  NAME AND ADDRESS OF                OF BENEFICIAL             PERCENT OF
                                  -------------------                -------------             ----------
     TITLE OF CLASS                BENEFICIAL OWNER                    OWNERSHIP                 CLASS
     --------------                ----------------                    ---------                 -----
Regency                           Statesman Group, Inc.              3,126,377 (1)                 24.0%
Affiliates, Inc.                  King & George Streets
$.40 P.V.                            Nassau, Bahamas
Common Stock

---------------

         (1) The nature of beneficial ownership is sole investment power and sole voting power as to all shares listed.

         Statesman Group, Inc. is an international business corporation organized under the laws of the Bahamas. Statesman's principal business is the making of investments in the United States and elsewhere. Both its principal business and principal office are located at King & George Streets, Nassau, Bahamas. The Statesman Irrevocable Trust dated April 15, 1991 is the controlling person of Statesman. The Statesman Trust is an irrevocable trust for the benefit of William R. Ponsoldt, Jr., a director of the Company, Tracey A. Ponsoldt, now married and sometimes known as Tracey

A. Powers, and Christopher J. Ponsoldt, all children of William R. Ponsoldt, Sr. The acting trustees of the Statesman Trust dated April 15, 1991, have the sole right to control the disposition of and vote the Regency securities acquired by Statesman.

Security ownership of management.

         The following table sets forth as of March 21, 2000 the number of shares of Regency's $0.40 P.V. Common Stock beneficially owned by each director and by all executive officers and directors of Regency as a group as of such date. Unless otherwise indicated, each person has sole voting and investment powers with respect to the shares indicated.

                                    NAME OF             AMOUNT AND NATURE OF
                                    -------             --------------------              (2)
TITLE OF CLASS                  BENEFICIAL OWNER        BENEFICIAL OWNERSHIP       PERCENT OF CLASS
--------------                  ----------------        --------------------       ----------------
Regency Affiliates, Inc.        Larry J. Horbach              368,701(1)                 2.8%
$.40 P.V. Common
Stock

Regency Affiliates, Inc.        William R. Ponsoldt,            5,304                     .0%
$.40 P.V. Common                Sr.
Stock

Regency Affiliates, Inc.        Pamlyn Kelly, Ph.D.            84,304                     .6%
$.40 P.V. Common
Stock

Regency Affiliates, Inc.        Stephanie Carey                 5,304                     .0%
$.40 P.V. Common
Stock

Regency Affiliates, Inc.        Martin J. Craffey               5,304                     .0%
$.40 P.V. Common
Stock

Regency Affiliates, Inc.        William R. Ponsoldt,            5,304                     .0%
$.40 P.V. Common                Jr.
Stock

Regency Affiliates, Inc.        Fredric R. Lowe                 5,304                     .0%
$.40 P.V. Common
Stock

Regency Affiliates, Inc.        Marc H. Baldinger               5,304                     .0%


$.40 P.V. Common
Stock

Regency Affiliates, Inc.        Donald D. Graham              495,304                     .0%
$.40 P.V. Common
Stock

Regency Affiliates, Inc.        Eunice M. Antosh               76,183                     .0%
$.40 P.V. Common
Stock

Regency Affiliates, Inc.        All officers and            1,056,316                    8.1%
$.40 P.V. Common                directors as a group
Stock                           (11) individuals



-----------------
   (1) An irrevocable proxy with respect to 328,701 shares, so long as the shares are held by Mr. Horbach, was given to a proxy committee of the Board of Directors as part of the NRDC transaction. On December 31, 1999, Mr. Horbach transferred a total of 40,000 shares to his children. Such shares are included in the totals above, as Mr. Horbach retained the voting rights with respect to said shares. These shares are not subject to the irrevocable proxy.
   (2) These percentages do not include the 4,040,375 shares held by Glas-Aire, a majority-owned subsidiary of the Company.

Cumulative Senior Preferred $100 Series-C Stock

         As of December 31, 1999 certain members of the Board of Directors of Regency Affiliates, Inc. held warrants to purchase Cumulative Senior Preferred $100 Series-C Stock from Statesman Group, Inc., as follows: William R. Ponsoldt, Jr. (warrants to purchase 1,000 shares); Pamlyn Kelly, Ph.D. (warrants to purchase 1,000 shares); and Martin J. Craffey (warrants to purchase 1,000 shares).

Series-D Junior Preferred Stock - $10 Stated Value

         Larry J. Horbach and Donald D. Graham hold 1,238 and 4,072 shares respectively of the Series-D Junior Preferred Stock - $10 Stated Value over which each has sole voting power and sole investment power. There are currently 25,694 Series D Preferred Shares outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions with management and others.

         Reference is made to Part III, Item 10, of this report for a description of certain transactions with L.J. Horbach & Associates, Inc.

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


                            REGENCY AFFILIATES, INC.
                     ---------------------------------------
                                  (Registrant)




APRIL   13, 2000                       By: /s/William R. Ponsoldt Sr., President
----------------                           -------------------------------------
Date                                       William R. Ponsoldt, Sr., President


                                       By: /s/ Larry J. Horbach
                                           -------------------------------------
                                           Larry J. Horbach, Interim CFO


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

DATE                                        SIGNATURE AND TITLE
----                                        -------------------

April 13, 2000                    By: /s/ William R. Ponsoldt, Sr.
---------------                        ----------------------------
Date                                          William R. Ponsoldt, Sr. President
                                              and Director

April 13, 2000                        /s/ Stephanie Carey
---------------                       -----------------------------
Date                                          Stephanie Carey,
                                              Director

April 13, 2000                        /s/ Martin J. Craffey
----------------                      -----------------------------
Date                                          Martin J. Craffey,
                                              Director

April   13, 2000                              /s/ Larry J. Horbach
----------------                              ---------------------------------
Date                                              Larry J. Horbach, Interim CFO
                                                     and Director

April   13, 2000                              /s/ Pamlyn Kelly, Ph.D.
----------------                              ---------------------------------
Date                                              Pamlyn Kelly, Ph.D.,
                                                  Director

April   13, 2000                              /s/ William R. Ponsoldt, Jr.
----------------                              ---------------------------------
Date                                              William R. Ponsoldt, Jr.,
                                                  Director

April   13, 2000                              /s/ Fredric R. Lowe
----------------                              ---------------------------------
Date                                              Fredric R. Lowe,
                                                  Director

April   13, 2000                              /s/ Donald D. Graham
----------------                              ---------------------------------
Date                                              Donald D. Graham,
                                                  Director

April   13, 2000                              /s/ Marc H. Baldinger
----------------                              ---------------------------------
Date                                              Marc H. Baldinger,
                                                  Director

                                INDEX TO EXHIBITS

Exhibit No.                Description of Document
-----------                -----------------------

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

                     EXHIBITS FILED HEREWITH:


EXHIBIT NO.            DESCRIPTION OF DOCUMENT
-----------            -----------------------


    21               Schedule of Registrant's Subsidiaries

    27               Financial Data Schedule

    99(a) Financial Statements and Independent Auditors' Report for Security Land And Development Company Limited Partnership, for the year ended December 31, 1999.

    99(b) Financial Statements and Independent Auditors' Report for Security Land And Development Company Limited Partnership, for the year ended December 31, 1998.

    99(c) Financial Statements and Independent Auditors' Report for Security Land And Development Company Limited Partnership, for the year ended December 31, 1997.