Form 10-Q
period 2000-03-31
REGENCY AFFILIATES INC
filed 2000-05-18
CIK 99249

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED March 31, 2000 COMMISSION FILE NO. 1-7949

REGENCY AFFILIATES, INC.
(Exact name of registrant as specified in its charter)

Delaware	72-0888772

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

729 South Federal Hwy., Suite 307, Stuart, Fl.	34994

(Address of principal executive offices)	(Zip Code)

10842 Old Mill Road, # 5B, Omaha, NE	68154

(Address of administrative offices)	(Zip Code)

Registrant’s Telephone Number (executive office), including Area Code:
(561-220-7662)

Registrant’s Telephone Number (administrative office), including Area Code:
(402-330-7460)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X    No

      Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

      $.40 Par Value Common Stock – 17,077,226 shares as of April 30, 2000, including 4,040,375 shares held by a majority owned subsidiary.

		PAGE

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Conditions And
	Results of Operations	14

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 2.	Changes in Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits and Reports on Form 8-K	19

      REGENCY AFFILIATES, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

      The following pages contain the information required by Part I, Item 1.

REGENCY AFFILIATES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2000	December 31, 1999

	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$1,381,321	$2,348,989

Accounts receivable, net of allowance	1,393,956	2,373,275

Inventory	1,973,936	1,842,992

Other current assets	274,186	238,687

Total current assets	5,023,399	6,803,943

PROPERTY, PLANT AND EQUIPMENT, NET	4,452,997	4,427,891

INVESTMENT IN PARTNERSHIP	21,090,034	19,959,517

OTHER ASSETS

Aggregate inventory	838,383	838,383

Goodwill, net of amortization	980,450	902,138

Debt issuance costs, net of amortization	670,705	710,493

Other	96,677	15,270

Total other assets	2,586,215	2,466,284

	$33,152,645	$33,657,635

The accompanying notes are an integral part of these financial statements.

REGENCY AFFILIATES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2000	December 31, 1999

	(Unaudited)
CURRENT LIABILITIES

Current portion of long-term debt	$178,322	$176,800

Current portion of serial preferred stock subject to mandatory redemption	—	247,800

Notes payable	341,000	1,149,262

Accounts payable	847,899	991,587

Accrued expenses	1,168,653	1,236,160

Total current liabilities	2,535,874	3,801,609

LONG-TERM DEBT, net of current portion	12,510,329	12,353,644

DEFERRED INCOME TAXES	446,826	416,695

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	3,481,205	3,449,637

SHAREHOLDERS’ EQUITY

Serial preferred stock not subject to mandatory redemption (maximum liquidation preference $24,975,312 in 2000 and 1999)	1,052,988	1,052,988

Common stock, par value $.40, authorized 25,000,000 shares; issued and outstanding 17,077,226 shares in 2000 and 16,894,488 in 1999	6,830,891	6,757,806

Additional paid-in capital	2,204,502	2,096,824

Readjustment resulting from quasi-reorganization at December 31, 1987	(1,670,596)	(1,670,596)

Retained earnings	9,153,988	8,760,736

Accumulated other comprehensive income	(55,329)	(23,675)

Treasury stock, 4,052,825 shares in 2000 and 1999	(3,338,033)	(3,338,033)

Total shareholders’ equity	14,178,411	13,636,050

	$33,152,645	$33,657,635

The accompanying notes are an integral part of these financial statements.

REGENCY AFFILIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(UNAUDITED)

	2000	1999

NET SALES	$2,139,499	$964,557

COST AND EXPENSES

Cost of goods sold	1,536,092	757,239

Selling and administrative	989,616	543,304

	2,525,708	1,300,543

INCOME (LOSS) FROM OPERATIONS	(386,209)	(335,986)

INCOME FROM EQUITY INVESTMENT IN

PARTNERSHIP	1,130,517	1,045,000

OTHER INCOME, NET	28,748	43,361

INTEREST EXPENSE	(279,265)	(274,625)

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	493,791	477,750

INCOME TAX EXPENSE	(65,895)	(23,810)

MINORITY INTEREST	(34,644)	1,532

NET INCOME	$393,252	$455,472

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS

(after accrued preferred stock dividends of $8,033 and preferred stock accretion of $4,855 in 1999)	$393,252	$442,584

NET INCOME PER COMMON SHARE

Basic	$0.03	$0.04

Diluted	$0.03	$0.03

The accompanying notes are an integral part of these financial statements.

REGENCY AFFILIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(UNAUDITED)

	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$393,252	$455,472

Adjustments to reconcile net income to net cash from (used by) operating activities:

Depreciation and amortization	107,632	55,498

Change in deferred income taxes	30,131	—

Minority interest	34,644	(1,532)

Stock issued for services rendered	101,113	—

Income from equity investment in partnership	(1,130,517)	(1,045,000)

Interest amortization on long-term debt	220,637	229,390

Gain on disposal of rental properties	—	(19,250)

Changes in operating assets and liabilities:

Accounts receivable	979,319	259,102

Inventory	(130,944)	(71,131)

Other current assets	(35,499)	(8,512)

Accounts payable	(143,688)	(56,752)

Accrued expenses	(76,357)	180,217

Net cash from (used by) operating activities	349,723	(22,498)

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures	(108,033)	(208,910)

Proceeds from sale of rental properties	—	126,565

Other	(106,095)	—

Net cash used by investing activities	(214,128)	(82,345)

CASH FLOWS FROM FINANCING ACTIVITIES

Net short-term borrowings (payments)	(808,262)	5,000

Proceeds from long-term borrowings	—	65,372

Repayment of long-term borrowings	(22,642)	(12,497)

Redemption of Series E preferred stock	(159,300)	—

Other	(81,405)	(12,576)

Dividends paid	—	(8,033)

Net cash from (used by) financing activities	(1,071,609)	37,266

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(31,654)	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(967,668)	(67,577)

CASH AND CASH EQUIVALENTS — BEGINNING	2,348,989	2,168,541

CASH AND CASH EQUIVALENTS — ENDING	$1,381,321	$2,100,964

The accompanying notes are an integral part of these financial statements.

	2000	1999

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Income taxes	$80,020	$-0-

Interest	85,423	38,483

Supplemental disclosure of non cash investing and financing activities:

In 2000 the Company issued 95,877 shares of common stock in exchange for 885 shares of Series E preferred stock.

In 2000 the Company issued 86,833 shares of common stock as payment for public relations and consulting services rendered.

The accompanying notes are an integral part of these financial statements.

REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Basis of Presentation and Summary of Significant Accounting Policies

A.	Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries’ annual report on Form 10-K for the year ended December 31, 1999.

B.	Principles of Consolidation – The consolidated financial statements include the accounts of Regency Affiliates, Inc. (the “Company”), its wholly-owned subsidiary, Rustic Crafts International, Inc. (“Rustic Crafts”), its 80% owned subsidiaries National Resources Development Corporation (“NRDC”), Transcontinental Drilling Company (“Drilling”) and RegTransco, Inc. (“RTI”), and its majority owned subsidiary Glas-Aire Industries Group, Ltd. (“Glas-Aire”). All significant inter-company balances and transactions have been eliminated in consolidation.

C.	Earnings Per Share – Basic earnings per share are computed by dividing net income attributable to common shareholders (net income less preferred stock dividend requirements and periodic accretion) by the weighted average number of common shares outstanding during the relevant period. Diluted earnings per share computations assume the exercise of common stock options and the conversion of Series E, Series B, and Junior Series D preferred stock during the period that the preferred stock issues were outstanding. If the result of these assumed conversions is dilutive, the dividend requirements and periodic accretion for the preferred stock issues are reduced. The shares of the Company held by Glas-Aire were treated as treasury shares for earnings per share computations.

D.	Inventory – Inventories are stated at the lower of cost or market using the first-in, first-out method (“FIFO”). Inventory is comprised of the following at March 31, 2000:

Raw materials and supplies	$840,683

Work in process	260,539

Finished products	872,714

$1,973,936

E.	Aggregate Inventory – Aggregate inventory consists of 70+ million short tons and is stated at lower of cost or market. The Company is subject to a royalty agreement which requires the payment of certain royalties to a previous owner of the aggregate upon sales of the aggregate. The Company has made only casual sales of the inventory during the periods.

F.	Income Taxes – The Company utilizes Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes”, which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax basis of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those temporary differences that have future tax consequences using the current enacted tax laws and rates that apply to the period in which they are expected to affect taxable income. In some situations SFAS 109 permits the recognition of expected benefits of utilizing net operating loss and tax credit carryforwards. Valuation allowances are established based on management’s estimate, if necessary. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.

Note 2.   Investment in Partnership

      In November 1994, the Company purchased a limited partnership interest in Security Land and Development Company Limited Partnership (“Security”), which owns and operates an office complex. The Company has limited voting rights and is entitled to be allocated 95% of the profit and loss of the partnership until October 31, 2003 (the lease termination date of the sole tenant of the office complex) and 50% thereafter. The Company is to receive certain limited cash flow after debt service, and a contingent equity build-up depending upon the value of the project upon termination of the lease. The Company is also entitled to receive certain management fees relating to the partnership. The Company can force the sale of the property after December 31, 2004.

      Security was organized to own and operate two buildings containing approximately 717,000 net rentable square feet consisting of a two-story office building and a connected six-story office tower. The building was purchased by Security in 1986 and is located on approximately 34.3 acres of land which is also owned by Security. The building has been occupied by the United States Social Security Administration’s Office of Disability and International Operations for approximately 24 years under lease between the United States of America, acting by and through the General Services Administration (“GSA”). Effective November 1, 1994, Security and the GSA entered into a nine-year lease (the “Lease”) for 100% of the building. Security has received an opinion of the Assistant General Counsel to the GSA that lease payments are not subject to annual appropriation by the United States Congress and the obligations to make such payments are unconditional general obligations of the United States Government.

      The Company accounts for the investment in partnership on the equity method, whereby the carrying value of the investment is increased or decreased by the Company’s allocable share of income or loss. The investment in partnership included in the Consolidated Balance Sheet at March 31, 2000 was $21,090,034. The income from the Company’s equity investment in the partnership for the three months ended March 31, 2000 was $1,130,517.

Summarized operating data for Security for the three months ended March 31, 2000, and March 31, 1999, is as follows:

	2000	1999

Revenues	$3,314,485	$3,293,300

Operating Expenses	904,881	852,100

Depreciation and Amortization	710,067	709,100

Interest Expense, Net	509,519	632,100

Net Income	$1,190,018	$1,100,000

Note 3.   Notes Payable

      The Company’s subsidiary, Rustic Crafts, has established a $1,000,000 line of credit with PNC Bank. The line of credit expires on May 18, 2000 and bears interest at the Bank’s prime rate minus one-half percent (8.5% at March 31, 2000). The accounts receivable, inventory and other assets, such as property and equipment, of Rustic Crafts have been pledged as collateral to secure the line of credit. The line of credit is guaranteed by the Company. At March 31, 2000, the amount outstanding under the line of credit was $341,000.

      The Company’s subsidiary, Glas-Aire, has established a Canadian $1,000,000 (U.S. $680,000) line of credit with a Canadian bank. The line of credit is collateralized by accounts receivable and inventory and bears interest at the rate of the Canadian bank’s prime rate plus one-half percent (6.6% at March 31, 2000). At March 31, 2000, the amount outstanding under the line of credit was zero.

Note 4.   Long-Term Debt

      KBC Bank Loan – On June 24, 1998, the Company refinanced the long-term debt previously outstanding with Southern Indiana Properties, Inc. (“SIPI”) and entered into a Loan Agreement (the “Loan”) with KBC Bank N.V. (“KBC”). Under the terms of the Loan, KBC advanced $9,383,320. The due date of the Loan is November 30, 2003 with interest at the rate of 7.5% compounded semi-annually on each June 1 and December 1, commencing December 1, 1998. The interest may be paid by the Company in cash on these semi-annual dates or the Company may elect to add the interest to the principal of the Loan then outstanding. As of March 31, 2000, the amount outstanding under the Loan is $10,693,566, including $180,849 of interest for the three months ended March 31, 2000.

      The Company purchased a residual value insurance policy which secures the repayment of the outstanding principal and interest when due with a maximum liability of $14 million. The costs related to the insurance along with legal fees and other costs associated with obtaining the Loan have been capitalized as debt issuance costs and are being amortized over the life of the Loan using the effective interest method.

      Mortgage Loan – On March 25, 1998, Rustic Crafts purchased a building of 126,000 square feet located in Scranton, Pennsylvania. The purchase of this facility was funded in part by a first mortgage term loan in the amount of $960,000. The first mortgage term loan is payable in consecutive monthly installments over 10 years with a 20 year amortization.

      Equipment Loans – In connection with the purchase of the building, PNC Bank loaned the Company a total of $767,000 to finance the acquisition of new equipment and to install such equipment in the facility. Principal payments on one loan of $604,000 began in March 2000 for 120 months in amounts sufficient to amortize the outstanding balance over twenty years from March 2000. In March 2000 the interest rate was changed to the average weekly yield on U.S. Treasury Bills, plus 200 basis points. The remaining loan in the original amount of $l63,500 is payable in equal monthly installments of $2,518.

      Miscellaneous Loan – In June 1999, Rustic Crafts obtained an additional loan from PNC Bank for the purpose of funding additional equipment purchases and working capital in the amount of $156,000. The loan is payable in equal monthly installments, including principal and interest, of $3,153.

      The interest rates on the mortgage loan, the equipment loan and the miscellaneous loan range from 7.52% to 8.25% at March 31, 2000. The outstanding balance on these loans is $1,806,340 at March 31, 2000.

      Rustic Craft’s real and personal property, equipment, accounts receivable, inventory and other general intangibles are pledged as security for the loans. The loans are also guaranteed by the Company. The security agreement requires Rustic Crafts to maintain certain financial ratios. Rustic Crafts was in compliance with such ratios at March 31, 2000.

      Lease Obligations – Glas-Aire has two long-term lease obligations to purchase equipment. These obligations were five year capital leases and have been recorded as a capital asset and long-term debt. The equipment is pledged as collateral for the leases. The terms of the leases require equal monthly installment of $7,484 including principal and interest over a five year period. Interest rates on the leases range from 6.5% to 8.6%. The total outstanding balance of these lease obligations is $188,745 at March 31, 2000.

Note 5.   Income Taxes

      As referred to in Note 1, the Company utilizes SFAS 109, “Accounting for Income Taxes”. The deferred taxes are the result of long-term temporary differences between financial reporting and tax reporting for earnings from the Company’s partnership investment in Security Land and Development Company Limited Partnership related to depreciation and amortization and the recognition of income tax carryforward items.

      At March 31, 2000, the Company’s net deferred tax liabilities, utilizing a 34% effective tax rate, consists of:

Deferred tax assets:

Investment partnership earnings	$2,765,000

Net operating loss carryforwards	9,770,000

Alternative minimum tax credits	464,000

Valuation allowance	(12,999,000)

Subtotal	-0-

Deferred tax liabilities:

Depreciation	(446,826)

Net deferred tax liabilities	$(446,826)

      The valuation allowance was established to reduce the net deferred tax asset to the amount that will more likely than not be realized. This reduction is necessary due to uncertainty of the Company’s ability to utilize the net operating loss and tax credit carryforwards before they expire.

      For regular federal income tax purposes, the Company has remaining net operating loss carryforwards of approximately $29,235,000. These losses can be carried forward to offset future taxable income and, if not utilized, will expire in varying amounts beginning in the year 2001.

      For the three months ended March 31, 2000, and 1999, the tax effect of net operating loss carryforwards reduced the current provision for federal income taxes by approximately $115,000 and $140,000, respectively. The Company provided $65,895 for Canadian, state income and the alternative minimum tax in the three months ended March 31, 2000.

Note 6.   Redemption of Series E Preferred Stock

      On January 31, 2000, the holders of the Series E preferred stock either converted their preferred shares to the Company’s common stock or received cash equal to the par value of the shares, plus accrued dividends. The Company issued 95,877 of its common shares in exchange for 885 shares of preferred stock and paid cash in the amount of $159,300 for 1,593 shares. 88.5 shares of preferred stock are being held pending a new series of preferred stock which is expected to be offered by the Company later in May 2000.

Note 7.   Proposed Acquisitions

      In February 2000, the Company announced that it had executed letters of intent to acquire 55% of the Knight Enterprises, Inc., a leading provider of voice, data, video and fiber optic high speed digital access to major cable companies throughout Florida; 100% of Southwest Mill and Lumber Company, a California based producer of picture frame molding and frames; and 100% of Valley Wholesale Supply Corp., a California based marketer of picture molding, framing supplies and equipment. The Company anticipates that such acquisitions will be financed by borrowings secured by the assets acquired, additional borrowings secured by the Company’s partnership interest in Security Land and Development Company, and from proceeds of a private placement of preferred stock. There can be no assurance, however, that any of the transactions contemplated by these letters of intent will be consummated as definitive agreements have not been executed, and, even if executed, will likely be subject to the occurrence and/or satisfaction of certain events and contingencies, any of which may or may not occur.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General.

      Regency Affiliates, Inc. (the “Company”) is the parent company of several subsidiary business operations. The Company is committed to develop and/or monetize these business operations for the benefit of its shareholders and continues to commit both financial and personnel resources to an active merger and acquisition program in order to enhance common shareholders’ values. The Company’s Shareholders’ Equity at March 31, 2000 was $14,178,411 as compared to $11,661,634 at March 31, 1999, an increase of $2,516,777 for the twelve months ended March 31, 2000.

Liquidity and Capital Resources.

      The investment in Security is estimated to provide the Company with management fees of approximately $100,000 per annum until 2003. In the period ending March 31, 2000, the Company’s income from its equity investment in the Partnership was $1,130,517. These funds, however, are presently committed for the amortization of the outstanding principal balance on Security’s real estate mortgage and, while the Company’s equity investment has increased to $21,090,034, the partnership does not provide liquidity to the Company in excess of the $100,000 annual management fee. The

Company has, however, been successful in obtaining financing with respect to this investment.

      On March 15, 1998, Rustic Crafts purchased a building of 126,000 square feet located near the current facility in Scranton, Pennsylvania. The purchase of this facility was funded by new borrowings from PNC Bank in the form of a first mortgage term loan in the amount of $960,000. Rustic Crafts also obtained financing of approximately $923,000 from PNC Bank to equip the facility and purchase new equipment. The move to the new facility was completed in 1999 and has significantly increased the operating capacity and enabled Rustic Crafts to more efficiently fill its current orders and increase its customer base. On the date of acquisition of the new facility, a tenant was renting 23,000 square feet of this facility at a base rent of $17,400 per year plus an allocable share of the real estate taxes. The Company intends to maintain this tenant relationship on an ongoing basis and has rented an additional 28,000 square feet to another tenant at an annual minimum rent of $71,680.

      The Company has had discussions with several companies regarding the possible sale of its interest in NRDC. To facilitate the discussions concerning a possible sale, the NRDC zero coupon bonds (secured by the aggregate inventory), were retired in 1999 by the issuance of 121,000 shares of the Company’s common stock. Following the termination of the 1999 NRDC Plan of Merger with Cotton Valley Resources Corporation, the Company installed limited aggregate crushing and marketing operations at the Groveland Mine in an informal joint venture with another company. The Company is also exploring the possibility of establishing a permanent infrastructure during the year 2000 to commercialize the inventory of previously quarried and stockpiled aggregate at the Groveland Mine in cooperation with an experienced aggregate supply company.

      On April 22, 1999, the Company acquired 513,915 shares (35%) of the outstanding common stock of Glas-Aire (“Glas-Aire”) for the issuance of a promissory note of $650,000 due January 1, 2000, at an interest rate of 7.5% per annum, which note was guaranteed by Mr. William Ponsoldt, Sr., President of the Company and $1,213,000 in cash. As of September 23, 1999 Regency had acquired 51.3% of the common stock of Glas-Aire. These common stock acquisitions were effected by open market purchases, with the funding provided by an affiliate of Statesman Group, Inc. (“Statesman”) (Statesman owns approximately 24% of the Company’s outstanding common stock) on an unsecured basis, by direct purchases from Glas-Aire, and by a common stock exchange agreement between the Company and certain shareholders of Glas-Aire. Under the common stock exchange agreement, the Company issued 1,188,000 shares of its restricted common stock in exchange for 288,000 Glas-Aire common shares held by the shareholders.

      The Company also sold 2,852,375 shares of its common stock to Glas-Aire for cash of $1,967,960 and 86,000 shares of Glas-Aire common stock. The proceeds were used to repay the funding provided by an affiliate of Statesman and other general corporate requirements.

      The Company continues to explore opportunities to acquire companies with operations that will provide additional liquidity and cash flow. In February 2000, the Company announced it had executed Letters of Intent to acquire 55% of Knight Enterprises, Inc. a leading provider of voice, data, video and fiber optic high speed digital access to major cable companies throughout Florida; 100% of Southwest Mill and Lumber Company, a California based producer of picture frame molding and frames; and 100% of Valley Wholesale Supply Corp., a California based marketer of picture molding, framing supplies and equipment. The Company anticipates that such acquisitions will be financed by borrowings secured by the assets acquired, additional borrowings secured by the Company’s partnership interest in Security Land and Development Company, and from proceeds of a private placement of preferred stock. There can be no assurance, however, that any of the transactions contemplated by these letter of intents will be consummated as definitive agreements have not been executed, and, even if executed, will likely be subject to the occurrence and/or satisfaction of certain events and contingencies, any of which may or may not occur.

Results of Operations

      In September 1999, the Company acquired a 51% interest in Glas-Aire which manufactures automotive accessories. The financial statements for March 31, 2000 include the results of Glas-Aire. The operations of the Company also include the operations of Rustic Crafts, which is engaged in the manufacture of decorative fireplaces, heater logs and related accessories.

2000 Compared to 1999

      Net sales increased $1,174,942 in 2000 over the similar period in 1999. The increase is due to the inclusion of $1,561,808 of sales from Glas-Aire, offset by a decrease in sales at Rustic Crafts of $386,866. The decrease at Rustic Crafts was due to smaller backlogs at December 31, 1999 and a decrease in sales of low margin products.

      Gross margin increased $396,089 due to gross margins from Glas-Aire of $428,331 and decreases in gross margins of Rustic Crafts of $32,224. Rustic Crafts increased their gross margin as a percent of sales from 21.5% in 1999 to 30.3% in 2000 reflecting their emphasis on manufacturing and selling higher margin products.

      Selling and administrative expenses increased $446,312 in 2000 as compared to 1999. Selling and administrative expenses of Glas-Aire were $311,333 in 2000. Corporate administrative expenses reflect significantly higher consulting and contract expenses related to increased acquisition, financing and public relations activities. These higher costs were offset by a lower accrual for executive bonuses.

      Income from equity in partnership increased $85,517. This increase is due to a decrease in interest expense resulting from payment of principal offset by increases in operating expenses for the quarter.

      Interest expense remained at about the same level as the prior year. Increased interest expense on the KBC loan is offset by lower interest on loans at Rustic Crafts. Glas-Aire has minimal capital leases which are included in long-term debt.

      Income tax expense and minority interest are higher in 2000 as compared to 1999 due to the inclusion of Glas-Aire operations. Glas-Aire is a 51% owned subsidiary with substantially all of its operations conducted in Vancouver B.C., Canada resulting in minority interest from their earnings. Also, the Company cannot offset Glas-Aire’s taxable income against its net operating loss carryforward.

      Net income decreased $62,220 in 2000 compared to 1999. Glas-Aire earnings of $36,200, after minority interests and increased equity earnings from partnership were offset by additional losses at Rustic Crafts of $63,555 and higher corporate administrative expenses.

Year 2000 Issues.

      The Company had not anticipated any material difficulties associated with Year 2000 issues, and none materialized. The Company made no significant expenditures in connection with Year 2000 issues.

Forward-Looking Statements

      Certain statements contained in this Quarterly Report on Form 10-Q, including, but not limited to, those regarding the Company’s financial position, business strategy, acquisition strategy and other plans and objectives for future operations and any other statements that are not historical facts constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements expressed or implied by such forward-looking statements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effect on its business or operations. These forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company may differ materially from those results contemplated by such forward-looking statements which include, but are not limited to:

(i)	The Company generated $349,723 of positive cash flow from operations for the first quarter in 2000. However, it has not been able to generate operating cash flow in the past. The cash generated in the first quarter was largely from a decrease in working capital due to the reduction in accounts receivable. The Company’s current operations do not generate sufficient cash flow to cover corporate operating expenses and thus the Company must rely on its cash reserves to fund these expenses. The Company’s ability to continue in existence is partly dependent upon its ability to generate satisfactory levels of operating cash flow.

(ii)	The Company currently lacks the necessary infrastructure at the site of the Groveland Mine to permit the Company to make more than casual sales of the aggregate.

(iii)	An unsecured default in the Lease or sudden catastrophe to the Security West Building from uninsured acts of God or war could have a materially adverse impact upon the Company’s investment in Security Land And Development Company Limited Partnership and therefore its financial position and results of operations.

(iv)	The failure of the Social Security Administration to renew its lease of the Security West Buildings upon its expiration on October 31, 2003 could have a materially adverse impact upon the Company’s investment in Security Land and Development Company Limited Partnership.

(v)	The Company has significant tax loss and credit carryforwards and no assurance can be provided that the Internal Revenue Service would not attempt to limit or disallow altogether the Company’s use, retroactively and/or prospectively, of such carryforwards, due to ownership changes or any other reason. The disallowance of the utilization of the Company’s net operating loss would severely impact the Company’s financial position and results of operations due to the significant amounts of taxable income (generated by the Company’s investment in Security) that have in the past been, and is expected in the future to be, offset by the Company’s net operating loss carryforwards.

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

      None.

ITEM 2.   CHANGES IN SECURITIES.

      None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None

ITEM 5.   OTHER INFORMATION.

      None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

      Exhibit 27 – Financial Data Schedule.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENCY AFFILIATES, INC.
(Registrant)

May 17, 2000	By	/s/ Larry J. Horbach
Date		Larry J. Horbach, Interim Chief Financial Officer