Form 10-Q
period 2000-06-30
REGENCY AFFILIATES INC
filed 2000-08-17
CIK 99249

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED June 30, 2000 COMMISSION FILE NO. 1-7949

REGENCY AFFILIATES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	72-0888772 (IRS Employer Identification Number)

729 South Federal Hwy., Suite 307, Stuart, Fl. (Address of principal executive offices)	34994 (Zip Code)

10842 Old Mill Road, # 5B, Omaha, NE (Address of administrative offices)	68154 (Zip Code)

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

$.40 Par Value Common Stock – 17,203,686 shares as of July 31, 2000, including 4,040,375 shares held by a majority owned subsidiary.

REGENCY AFFILIATES, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following pages contain the information required by Part I, Item 1.

REGENCY AFFILIATES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2000	December 31, 1999

	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$765,790	$2,348,989

Accounts receivable, net of allowance	1,806,488	2,373,275

Inventory	2,129,582	1,842,992

Other current assets	247,479	238,687

Total current assets	4,949,339	6,803,943

PROPERTY, PLANT AND EQUIPMENT, NET	4,344,798	4,427,891

INVESTMENT IN PARTNERSHIP	22,176,949	19,959,517

OTHER ASSETS

Aggregate inventory	838,383	838,383

Goodwill, net of amortization	961,420	902,138

Debt issuance costs, net of amortization	630,918	710,493

Other	107,553	15,270

Total other assets	2,538,274	2,466,284

	$34,009,360	$33,657,635

The accompanying notes are an integral part of these financial statements.

REGENCY AFFILIATES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2000	December 31, 1999

	(Unaudited)
CURRENT LIABILITIES

Current portion of long-term debt	$147,648	$176,800

Current portion of serial preferred stock subject to mandatory redemption	—	247,800

Notes payable	555,103	1,149,262

Accounts payable	954,506	991,587

Accrued expenses	914,403	1,236,160

Total current liabilities	2,571,660	3,801,609

LONG-TERM DEBT, net of current portion	12,693,216	12,353,644

DEFERRED INCOME TAXES	446,826	416,695

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	3,577,258	3,449,637

SHAREHOLDERS’ EQUITY
Serial preferred stock not subject to mandatory redemption (maximum liquidation preference $24,975,312 in 2000 and 1999)	1,052,988	1,052,988

Common stock, par value $.40, authorized 25,000,000 shares; issued 17,203,686 shares in 2000 and 16,894,488 shares in 1999	6,881,475	6,757,806

Additional paid-in capital	2,282,668	2,096,824

Readjustment resulting from quasi-reorganization at December 31, 1987	(1,670,596)	(1,670,596)

Retained earnings	9,593,336	8,760,736

Accumulated other comprehensive income	(81,438)	(23,675)
Treasury stock, 4,052,825 shares in 2000 and 1999	(3,338,033)	(3,338,033)

Total shareholders’ equity	14,720,400	13,636,050

	$34,009,360	$33,657,635

The accompanying notes are an integral part of these financial statements.

REGENCY AFFILIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(UNAUDITED)

	Three Months		Six Months

	2000	1999	2000	1999

NET SALES	$2,971,112	$901,022	$5,125,677	$1,876,175

COSTS AND EXPENSES

Cost of goods sold	2,232,399	766,728	3,768,490	1,523,967

Selling and administrative	1,187,233	475,190	2,191,003	1,012,191

	3,419,632	1,241,918	5,959,493	2,536,158

INCOME (LOSS) FROM OPERATIONS	(448,520)	(340,896)	(833,816)	(659,983)

INCOME FROM EQUITY INVESTMENT
IN PARTNERSHIP	1,193,165	1,067,115	2,323,682	2,112,115

OTHER INCOME, NET	6,890	57,373	16,870	71,006

INTEREST EXPENSE	(315,169)	(303,670)	(576,580)	(565,466)

INCOME BEFORE INCOME TAX EXPENSE
AND MINORITY INTEREST	436,366	479,922	930,156	957,672

INCOME TAX EXPENSE (BENEFIT)	(701)	17,500	65,194	41,310

MINORITY INTEREST	2,283	2,646	(32,361)	4,178

NET INCOME	$439,350	$465,068	$832,601	$920,540

NET INCOME ATTRIBUTABLE TO

COMMON SHAREHOLDERS

(after accrued preferred stock dividends and accretion of $12,887 and $25,775 in 1999)	$439,350	$452,181	$832,601	$894,765

NET INCOME PER COMMON SHARE

Basic	$0.03	$0.04	$0.06	$0.07

Diluted	$0.03	$0.03	$0.06	$0.06

The accompanying notes are an integral part of these financial statements.

REGENCY AFFILIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(UNAUDITED)

	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$832,601	$920,540

Adjustments to reconcile net income to net cash used by by operating activities:

Depreciation and amortization	235,932	114,704

Change in deferred income taxes	30,131	—

Minority interest	32,361	(4,178)

Stock issued for services rendered	217,134	—

Income from equity investment in partnership	(2,323,682)	(2,112,115)

Distribution of equity earnings in partnership	106,250	101,326

Undistributed earnings of equity investment	—	(30,000)

Interest amortization on long-term debt	460,895	468,269

Gain on disposal of rental properties	—	(19,250)

Changes in operating assets and liabilities:

Accounts receivable	566,787	351,070

Inventory	(286,590)	(56,931)

Other current assets	(8,792)	(97,213)

Accounts payable	(37,081)	(5,509)

Accrued expenses	(330,607)	(24,680)

Net cash used by operating activities	(504,661)	(393,967)
CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures	(158,535)	(535,770)

Purchase of equity investment	—	(1,213,000)

Proceeds from sale of rental properties	—	126,565

Other	(3,905)	(68,647)

Net cash used by investing activities	(162,440)	(1,690,852)

CASH FLOWS FROM FINANCING ACTIVITIES

Net short-term borrowings (payments)	(594,159)	305,800

Purchase of equity investment	—	1,213,000

Proceeds from long-term borrowings	5,681	149,572

Repayment of long-term borrowings	(76,581)	(22,982)

Redemption of Series E preferred stock	(159,300)	—

Other	(80,389)	—

Dividends paid	—	(16,068)

Net cash from (used by) financing activities	(904,748)	1,629,322

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(11,350)	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,583,199)	(455,497)

CASH AND CASH EQUIVALENTS — BEGINNING	2,348,989	2,168,541

CASH AND CASH EQUIVALENTS — ENDING	$765,790	$1,713,044

The accompanying notes are an integral part of these financial statements.

	2000	1999

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Income taxes	$326,063	$35,000

Interest	45,227	71,414

Supplemental disclosure of non cash investing and financing activities:

In 2000 the Company issued 95,877 shares of common stock in exchange for 885 shares of Series E preferred stock.

In 2000 the Company issued 86,833 shares of common stock as payment for public relations and consulting services rendered.

In 2000 the Company issued 114,000 shares of common stock as payment for costs in connection with acquisition of Glas-Aire.

In 1999 the Company issued a promissory note of $650,000 for the purchase of an equity investment in Glas-Aire.

The accompanying notes are an integral part of these financial statements.

REGENCY AFFILIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

A. Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries’ annual report on Form 10-K for the year ended December 31, 1999.

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

D. Inventory – Inventories are stated at the lower of cost or market using the first-in, first-out method (“FIFO”). Inventory is comprised of the following at June 30, 2000:

Raw materials and supplies	$863,254

Work in process	338,754

Finished products	927,574

$2,129,582

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

      The Company accounts for the investment in partnership on the equity method, whereby the carrying value of the investment is increased or decreased by the Company’s allocable share of income or loss. The investment in partnership included in the Consolidated Balance Sheet at June 30, 2000 was $22,176,949. The income from the Company’s equity investment in the partnership for the three months and six months ended June 30, 2000 was $1,193,165 and $2,323,682.

Summarized operating data for Security for the three months and six months ended June 30, 2000, and June 30, 1999, is as follows:

	Three Months		Six Months

	2000	1999	2000	1999

Revenues	$3,316,138	$3,303,815	$6,630,623	$6,597,114

Operating expenses	868,975	847,299	1,773,856	1,695,556

Depreciation and amortization	710,067	709,123	1,420,134	1,418,246

Interest expense, net	481,133	627,938	990.652	1,260,032

Net income	$1,255,963	$1,119,455	$2,445,981	$2,223,280

Note 3. Notes Payable

      The Company’s subsidiary, Rustic Crafts, has established a $1,000,000 line of credit with PNC Bank. The line of credit expires on September 18, 2000 and bears interest at the Bank’s prime rate minus one-half percent (9.0% at June 30, 2000). The accounts receivable, inventory and other assets, such as property and equipment, of Rustic Crafts have been pledged as collateral to secure the line of credit. The line of credit is guaranteed by the Company. At June 30, 2000, the amount outstanding under the line of credit was $421,000.

      The Company’s subsidiary, Glas-Aire, has established a Canadian $1,000,000 (U.S. $680,000) line of credit with a Canadian bank. The line of credit expires in April 2001, and is collateralized by accounts receivable and inventory and bears interest at the rate of the Canadian bank’s prime rate plus one-half percent (6.6% at June 30, 2000). At June 30, 2000, the amount outstanding under the line of credit was $134,103.

Note 4. Long-Term Debt

      KBC Bank Loan – On June 24, 1998, the Company refinanced the long-term debt previously outstanding with Southern Indiana Properties, Inc. (“SIPI”) and entered into a Loan Agreement (the “Loan”) with KBC Bank N.V. (“KBC”). Under the terms of the Loan, KBC advanced $9,383,320. The due date of the Loan is November 30, 2003 with interest at the rate of 7.5% compounded semi-annually on each June 1 and December 1, commencing December 1, 1998. The interest may be paid by the Company in cash on these semi-annual dates or the Company may elect to add the interest to the principal of the Loan then outstanding. As of June 30, 2000, the amount outstanding under the Loan is $10,894,038, including interest for the three months and six months ended June 30, 2000 of $200,472 and $381,320, respectively.

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

      Equipment Loans – In connection with the purchase of the building, PNC Bank loaned the Company a total of $767,500 to finance the acquisition of new equipment and to install such equipment in the facility. Principal payments on one loan of $604,000 began in March 2000 for 120 months in amounts sufficient to amortize the outstanding balance over twenty years from March 2000. In March 2000 the interest rate was changed to the average weekly yield on U.S. Treasury Bills, plus 200 basis points. The remaining loan in the original amount of $163,500 is payable in equal monthly installments of $2,518.

      Miscellaneous Loan – In June 1999, Rustic Crafts obtained an additional loan from PNC Bank for the purpose of funding additional equipment purchases and working capital in the amount of $156,000. The loan is payable in equal monthly installments, including principal and interest, of $3,153.

      The interest rates on the mortgage loan, the equipment loan and the miscellaneous loan range from 7.52% to 9.0% at June 30, 2000. The outstanding balance on these loans is $1,778,495 at June 30, 2000.

      Rustic Craft’s real and personal property, equipment, accounts receivable, inventory and other general intangibles are pledged as security for the loans. The loans are also guaranteed by the Company. The security agreement requires Rustic Crafts to maintain certain financial ratios. Rustic Crafts was in compliance with such ratios at June 30, 2000.

      Lease Obligations – Glas-Aire has two long-term lease obligations to purchase equipment. These obligations are five-year capital leases and have been recorded as a capital asset and long-term debt. The equipment is pledged as collateral for the leases. The terms of the leases require equal monthly installment of $7,484 including principal and interest over a five year period. Interest rates on the leases range from 6.5% to 8.6%. The total outstanding balance of these lease obligations is $168,331 at June 30, 2000.

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

      At June 30, 2000, the Company’s net deferred tax liabilities, utilizing a 34% effective tax rate, consists of:

Deferred tax assets:

Investment partnership earnings	$2,799,000

Net operating loss carryforwards	9,580,000

Alternative minimum tax credits	474,000

Valuation allowance	(12,853,000)

Subtotal	0

Deferred tax liabilities:

Depreciation	(446,826)

Net deferred tax liabilities	$(446,826)

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

      For the three months and six months ended June 30, 2000, the tax effect of net operating loss carryforwards reduced the current provision for federal income taxes by approximately $146,000 and $261,000, respectively. The Company provided for Canadian, state income and the alternative minimum tax in the three months and six months ended June 30, 2000 in the amount of ($701) and $65,194, respectively.

Note 6. Redemption of Series E Preferred Stock

      On January 31, 2000, the holders of the Series E preferred stock either converted their preferred shares to the Company’s common stock or received cash equal to the par value of the shares, plus accrued dividends. The Company issued 95,877 of its common shares in exchange for 885 shares of preferred stock and paid cash in the amount of $159,300 for 1,593 shares. 88.5 shares of preferred stock are being held pending a new series of preferred stock.

Note 7. Proposed Acquisitions

      In early 2000, the Company announced that it had executed Letters of Intent to acquire 55% of Knight Enterprises, Inc., and 100% of Southwest Mill and Lumber Company and its affiliate Valley Wholesale Supply Corp. The Company anticipated that these acquisitions would be financed by borrowings secured by the assets acquired, additional borrowings secured by the Company’s partnership interest in Security Land and Development Company, and from proceeds of a private placement of preferred stock.

      Consummation of the transactions contemplated by the Letters of Intent were subject to the completion of due diligence by the Company, the execution of definitive purchase agreements and completion of audits of the financial statements to determine among other things, the final purchase price. As of August 10, 2000, definitive purchase agreements have not been executed. Furthermore, certain terms of the transaction have changed significantly from those contemplated and set forth in the Letters of Intent. While the Company continues to talk with the sellers or their representatives in an effort to reach agreements, there can be no assurance that either of the transactions will be consummated.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General.

      Regency Affiliates, Inc. (the “Company”) is the parent company of several subsidiary business operations. The Company is committed to develop and/or monetize these business operations for the benefit of its shareholders and continues to commit both financial and personnel resources to an active merger and acquisition program in order to enhance common shareholders’ values. The Company’s Shareholders’ Equity at June 30, 2000 was $14,720,400 as compared to $12,113,813 at June 30, 1999, an increase of $2,606,587 for the twelve months ended June 30, 2000.

Liquidity and Capital Resources.

      The investment in Security is estimated to provide the Company with management fees of approximately $100,000 per annum until 2003. In the six-month period ending June 30, 2000, the Company’s income from its equity investment in the Partnership was $2,323,682. These funds, however, are presently committed for the amortization of the outstanding principal balance on Security’s real estate mortgage and, while the Company’s equity investment has increased to $22,176,949, the partnership does not provide liquidity to the Company in excess of the $100,000 annual management fee. The Company has, however, been successful in obtaining financing with respect to this investment.

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

      The Company has had discussions with several companies regarding the possible sale of its interest in NRDC. To facilitate the discussions concerning a possible sale, the NRDC zero coupon bonds (secured by the aggregate inventory), were retired in 1999 by the issuance of 121,000 shares of the Company’s common stock. Following the termination in 1999 of a proposed merger, the Company installed limited aggregate crushing and marketing operations at the Groveland Mine in an informal joint venture with another company. The Company is also exploring the possibility of establishing a permanent infrastructure to commercialize the inventory of previously quarried and stockpiled aggregate at the Groveland Mine in cooperation with an experienced aggregate supply company.

      On April 22, 1999, the Company acquired 513,915 shares (35%) of the outstanding common stock of Glas-Aire for the issuance of a promissory note of $650,000 and $1,213,000 in cash. As of September 23, 1999, Regency had acquired 51.3% of the common stock of Glas-Aire. These common stock acquisitions were effected by open market purchases, with the funding provided by an affiliate of Statesman Group, Inc. on an unsecured basis, by direct purchases from Glas-Aire, and by a common stock exchange agreement between the Company and certain shareholders of Glas-Aire. Under the common stock exchange agreement, the Company issued 1,188,000 shares of its restricted common stock in exchange for 288,000 Glas-Aire common shares held by the shareholders.

      The Company also sold 2,852,375 shares of its common stock to Glas-Aire for cash of $1,967,960 and 86,000 shares of Glas-Aire common stock. The proceeds were used to repay the funding provided by an affiliate of Statesman Group and other general corporate requirements.

      The Company continues to explore opportunities to acquire companies with operations that will provide additional liquidity and cash flow. In early 2000, the Company announced that it had executed Letters of Intent to acquire 55% of Knight Enterprises, Inc., and 100% of Southwest Mill and Lumber Company and its affiliate Valley Wholesale Supply Corp. The Company anticipated that these acquisitions would be financed by borrowings secured by the assets acquired, additional borrowings secured by the Company’s partnership interest in Security Land and Development Company, and from proceeds of a private placement of preferred stock.

      Consummation of the transactions contemplated by the Letters of Intent were subject to the completion of due diligence by the Company, the execution of definitive purchase agreements and completion of audits of the financial statements to determine among other things, the final purchase price. As of August 10, 2000, definitive purchase agreements have not been executed. Furthermore, certain terms of the transaction have changed significantly from those contemplated and set forth in the Letters of Intent. While the Company continues to talk with the sellers or their representatives in an effort to reach agreements, there can be no assurance that either of the transactions will be consummated.

Results of Operations

      In September 1999, the Company acquired a 51% interest in Glas-Aire which manufactures automotive accessories, therefore, the consolidated financial statements for June 30, 2000 include the operations of Glas-Aire. The operations of the Company also include the operations of Rustic Crafts, which is engaged in the manufacture of decorative fireplaces, heater logs and related accessories.

Three Months Ended June 30, 2000 compared to 1999

      Net sales increased $2,070,090 in 2000 over the similar period in 1999. The increase is due to the inclusion of $2,401,356 of sales from Glas-Aire, offset by a decrease in sales at Rustic Crafts of $328,141. The decrease at Rustic Crafts was due to smaller backlogs and a decrease in sales of low margin products.

      Gross margin increased $604,419 due to gross margins from Glas-Aire of $596,569 an increases in gross margins at Rustic Crafts of $10,975. Rustic Crafts increased their gross margin as a percent of sales from 14.5% in 1999 to 24.7% in 2000 reflecting their emphasis on manufacturing efficiency, reduction of factory overhead and manufacture of higher margin products.

      Selling and administrative expenses increased $712,043 in 2000 as compared to 1999. Selling and administrative expenses of Glas-Aire were $601,168 in 2000. Corporate administrative expenses reflect significantly higher consulting and contract expenses related to increased acquisition, financing and public relations activities. Also, executive bonuses in 1999 reflected a second quarter adjustment to correct first quarter accruals.

      Income from equity in partnership increased $126,050. This increase is due to a decrease in interest expense resulting from payment of principal offset by increases in operating expenses within the partnership for the quarter.

      Interest expense in 2000 remained about the same as in the prior year. Increased interest expense on the KBC loan and loans at Rustic Crafts was offset by the elimination of interest expense on the zero coupon bonds and short-term financing to acquire an equity interest in Glas-Aire.

      Income tax expense in 2000 reflects an adjustment to tax expense at Glas-Aire in an amount approximately equal to the accrual for other companies.

      Net income decreased $25,718 in 2000 compared to 1999. Increased equity earnings from the partnership and a reduction in the loss at Rustic Crafts were offset by higher corporate administrative expenses and a reduction in interest income resulting from lower short-term cash investments.

Six Months Ended June 30, 2000 compared to 1999

      Total sales increased $3,249,502 in the first six months of 2000 compared to 1999. The six months of 2000 include $3,963,164 of sales of Glas-Aire in which the Company acquired a 51% interest in September 1999. Sales of Rustic Crafts declined by $714,869 in 2000 due to the reduction in backlog at the beginning of the year and the company’s focus on higher margin products and an effort to reduce its reliance on its major customer.

      Total gross margin increased $1,004,979 due to the gross margin of Glas-Aire of $1,024,900. Gross margins at Rustic Crafts remained about the same as in prior years reflecting the success of the company’s strategy to focus on higher margin products. The material cost of goods sold was reduced from almost 50% of sales in 1999 to about 31% in 2000.

      Selling and administrative expenses increased $1,178,812 in 2000 over 1999, including selling and administrative expenses of Glas-Aire of $912,501. Corporate administrative expenses increased significantly primarily due to higher consulting and contract fees in 2000. These expenses include approximately $162,060 for outside consultants and public relations expense. Fees associated with financing and acquisitions were also higher in 2000.

      Income from partnership increased $211,567 primarily due to a reduction in interest expense related to long-term financing offset by an increase in operating expenses within the partnership.

      Other income decreased due to lower short-term investment balances in 2000. Short-term investments were liquidated to provide operating funds.

      Total interest expense remained approximately the same in 2000. The reduction in interest due to the retirement of the zero coupon bonds in late 1999 was offset by higher interest expense at Rustic Crafts and on the KBC bank loan.

      Net income decreased $87,939 in 2000 compared to 1999. This decrease is attributable to a decrease in net operating income of $173,833 in spite of the contribution of Glas-Aire of $112,399. The reduction is primarily due to increased corporate administrative expenses as described above. Management believes that administrative expenses in the last half of 2000 will be approximately the same as the last half in 1999.

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

Forward-Looking Statements

      Certain statements contained in this Quarterly Report on Form 10-Q, including, but not limited to, those regarding the Company’s financial position, business strategy, acquisition strategy and other plans and objectives for future operations and any other statements that are not historical facts constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements expressed or implied by such forward-looking statements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effect on its business or operations. These forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company may differ materially from those results contemplated by such forward-looking statements which include, but are not limited to:

(i) The Company had a negative cash flow from operations for the first six months in 2000. The Company’s current operations do not generate sufficient cash flow to cover corporate operating expenses and thus the Company must rely on its cash reserves to fund these expenses. The Company’s ability to continue in existence is partly dependent upon its ability to generate satisfactory levels of operating cash flow and to obtain financing using its assets as collateral.

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

REGENCY AFFILIATES, INC.
(Registrant)

August 17, 2000	By	/s/ Larry J. Horbach

Date		Larry J. Horbach, Interim Chief Financial Officer and Director