Form 10-Q
period 2000-09-30
REGENCY AFFILIATES INC
filed 2000-11-14
CIK 99249

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTER ENDED SEPTEMBER 30, 2000 COMMISSION FILE NO. 1-7949
                             ------------------

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

$.40 Par Value Common Stock - 17,251,647 shares as of October 30, 2000, including 4,040,375 shares held by a majority owned subsidiary.

                                TABLE OF CONTENTS

                                                                                             PAGE
                                                                                             ----
PART I -  FINANCIAL INFORMATION

Item 1.           Financial Statements                                                          3
Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                          15


PART II - OTHER INFORMATION


Item 1.           Legal Proceedings                                                            21
Item 2.           Changes in Securities and Use of Proceeds                                    21
Item 3.           Defaults Upon Senior Securities                                              21
Item 4.           Submission of Matters to a Vote of Security Holders                          21
Item 5.           Other Information                                                            21
Item 6.           Exhibits and Reports on Form 8-K                                             21

REGENCY AFFILIATES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


        The following pages contain the information required by Part I, Item 1.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                SEPTEMBER 30, 2000     DECEMBER 31, 1999
                                                ------------------     -----------------
                                                    (UNAUDITED)
CURRENT ASSETS
      Cash and cash equivalents                     $   709,506            $ 2,348,989
      Accounts receivable, net of allowance           2,514,719              2,373,275
      Inventory                                       2,557,403              1,842,992
      Other current assets                              179,496                238,687
                                                    -----------            -----------
             Total current assets                     5,961,124              6,803,943

PROPERTY, PLANT AND EQUIPMENT, NET                    4,296,042              4,427,891

INVESTMENT IN PARTNERSHIP                            23,356,071             19,959,517

OTHER ASSETS

      Aggregate inventory                               836,555                838,383
      Goodwill, net of amortization                     942,391                902,138
      Debt issuance costs, net of amortization          591,130                710,493
      Other                                              43,410                 15,270
                                                    -----------            -----------
             Total other assets                       2,413,486              2,466,284
                                                    -----------            -----------
                                                    $36,026,723            $33,657,635
                                                    ===========            ===========



   The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                         SEPTEMBER 30, 2000  DECEMBER 31, 1999
                                                         ------------------  -----------------
                                                             (UNAUDITED)
CURRENT LIABILITIES
     Current portion of long-term debt                      $    137,416       $    176,800
     Current portion of serial preferred stock
        subject to mandatory redemption                             --              247,800
     Notes payable                                             1,191,157          1,149,262
     Accounts payable                                          1,032,944            991,587
     Bonus payable - officer                                     650,312            295,907
     Accrued expenses                                            682,967            940,253
                                                            ------------       ------------
            Total current liabilities                          3,694,796          3,801,609

LONG-TERM DEBT, net of current portion                        12,882,788         12,353,644

DEFERRED INCOME TAXES                                            446,826            416,695

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                 3,694,185          3,449,637

SHAREHOLDERS' EQUITY
     Serial preferred stock not subject to mandatory
        redemption (maximum liquidation preference
        $24,975,312 in 2000 and 1999)                          1,052,988          1,052,988
     Common stock, par value $.40, authorized
        25,000,000 shares; issued 17,251,647 shares in
        2000 and 16,894,488 shares in 1999                     6,900,659          6,757,806
     Additional paid-in capital                                2,308,484          2,096,824
     Readjustment resulting from quasi-reorganization
        at December 31, 1987                                  (1,670,596)        (1,670,596)
     Retained earnings                                        10,178,360          8,760,736
     Accumulated other comprehensive income                     (123,734)           (23,675)
     Treasury stock, 4,052,825 shares in 2000 and 1999        (3,338,033)        (3,338,033)
                                                            ------------       ------------
            Total shareholders' equity                        15,308,128         13,636,050
                                                            ------------       ------------
                                                            $ 36,026,723       $ 33,657,635
                                                            ============       ============


   The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                         THREE MONTHS                          NINE MONTHS
                                                ------------------------------        -------------------------------
                                                    2000               1999               2000               1999
                                                ------------       ------------       ------------       ------------
NET SALES                                       $  4,268,915       $  1,164,941       $  9,379,262       $  3,041,117

COSTS AND EXPENSES
        Cost of goods sold                         3,095,179            626,620          6,863,669          2,150,587
        Selling and administrative                 1,263,602            822,828          3,455,326          1,835,020
                                                ------------       ------------       ------------       ------------
                                                   4,358,781          1,449,448         10,318,995          3,985,607
                                                ------------       ------------       ------------       ------------

INCOME (LOSS) FROM OPERATIONS                        (89,866)          (284,507)          (939,733)          (944,490)

INCOME FROM EQUITY INVESTMENT
     IN PARTNERSHIP                                1,179,122          1,044,355          3,502,804          3,156,470

OTHER INCOME, NET                                     48,052            112,446             80,972            210,139

INTEREST EXPENSE                                    (314,619)          (330,504)          (891,198)          (922,658)
                                                ------------       ------------       ------------       ------------
INCOME BEFORE INCOME TAX EXPENSE
     AND MINORITY INTEREST                           822,689            541,790          1,752,845          1,499,461

INCOME TAX EXPENSE                                  (145,741)           (36,290)          (210,935)           (77,598)

MINORITY INTEREST                                    (91,925)           (15,395)          (124,286)           (11,218)
                                                ------------       ------------       ------------       ------------
NET INCOME                                      $    585,023       $    490,105       $  1,417,624       $  1,410,645
                                                ============       ============       ============       ============
NET INCOME ATTRIBUTABLE TO
     COMMON SHAREHOLDERS
        (after accrued preferred stock
        dividends and accretion of $12,837
        and $38,613 in 1999)                    $    585,023       $    477,268       $  1,417,624       $  1,372,032
                                                ============       ============       ============       ============
NET INCOME PER COMMON SHARE
     Basic                                      $       0.04       $       0.04       $       0.11       $       0.11
                                                ============       ============       ============       ============
     Diluted                                    $       0.04       $       0.03       $       0.10       $       0.10
                                                ============       ============       ============       ============



   The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                       2000              1999
                                                                    -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                     $ 1,417,624       $ 1,410,645
     Adjustments to reconcile net income to net
     cash used by by operating activities:
        Depreciation and amortization                                   367,054           175,139
        Change in deferred income taxes                                  30,131              --
        Minority interest                                               124,286            11,218
        Stock issued for services rendered                              292,134            45,000
        Income from equity investment in partnership                 (3,502,804)       (3,156,470)
        Distribution of equity earnings in partnership                  106,250           101,326
        Undistributed earnings of equity investment                        --            (114,961)
        Interest amortization on long-term debt                         708,331           711,371
        Gain on disposal of rental properties                              --             (19,250)
        Changes in operating assets and liabilities:
           Accounts receivable                                         (141,444)          186,268
           Inventory                                                   (714,411)         (155,396)
           Other current assets                                          59,191           (36,044)
           Accounts payable                                              41,357          (449,927)
           Accrued expenses                                              88,269           399,658
                                                                    -----------       -----------
             Net cash used by operating activities                   (1,124,032)         (891,423)

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                              (175,458)         (589,290)
     Acquisition of business, net of $595,995 of cash acquired             --            (736,624)
     Proceeds from sale of rental properties                               --             126,565
     Other                                                                5,089           (57,855)
                                                                    -----------       -----------
             Net cash used by investing activities                     (170,369)       (1,257,204)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net short-term borrowings                                           41,895           110,800
     Proceeds from long-term borrowings                                    --             489,644
     Repayment of long-term borrowings                                  (99,208)          (27,782)
     Issuance of common stock                                              --           1,967,960
     Redemption of Series E preferred stock                            (159,300)             --
     Other                                                              (23,410)             --
     Dividends paid                                                      (5,000)          (24,049)
                                                                    -----------       -----------
             Net cash from (used by) financing activities              (245,023)        2,516,573

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                (100,059)             --
                                                                    -----------       -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (1,639,483)          367,946

CASH AND CASH EQUIVALENTS - BEGINNING                                 2,348,989         2,168,541
                                                                    -----------       -----------

CASH AND CASH EQUIVALENTS - ENDING                                  $   709,506       $ 2,536,487
                                                                    ===========       ===========

   The accompanying notes are an integral part of these financial statements.


                                                                            2000        1999
                                                                            ----        -----
Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Income taxes                                                         $ 399,786   $  82,075
     Interest                                                               197,531     206,969

Supplemental disclosure of non cash investing and financing activities:

         In 2000 the Company issued 95,877 shares of common stock in exchange for 885 shares of Series E preferred stock.

         In 2000 the Company issued 114,000 shares of common stock as payment for costs in connection with acquisition of Glas-Aire.

         In 1999, the Company issued 10,828 shares of common stock in exchange for 88.5 shares of Series E mandatory redeemable preferred stock and 47,736 shares of common stock as compensation for directors.

         In 1999, the Company issued 1,580,425 shares of its common stock, a promissory note in the amount of $650,000 and paid cash of $1,332,619 for 51.3% of the outstanding common stock of Glas-Aire Industries Group, Ltd. The following is a summary of net cash paid:
[CAPTION]

         Fair value of assets acquired including goodwill                            $  5,061,303
         Less:
              Liabilities assumed                                                       1,814,344
              Promissory note issued                                                      650,000
              Common stock issued                                                       1,264,340
              Cash acquired                                                               595,995
                                                                                      -----------
              Net paid, net of cash of $595,995 acquired                              $   736,624
                                                                                      -----------






   The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1999.

B. Principles of Consolidation - The consolidated financial statements include the accounts of Regency Affiliates, Inc. (the "Company"), its wholly-owned subsidiary, Rustic Crafts International, Inc. ("Rustic Crafts"), its 80% owned subsidiaries National Resources Development Corporation ("NRDC"), Transcontinental Drilling Company ("Drilling") and RegTransco, Inc. ("RTI"), and its majority owned subsidiary Glas-Aire Industries Group, Ltd. ("Glas-Aire"). All significant inter-company balances and transactions have been eliminated in consolidation.

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

D. Inventory - Inventories are stated at the lower of cost or market using the first-in, first-out method ("FIFO"). Inventory is comprised of the following at September 30, 2000:

              Raw materials and supplies               $1,252,955
              Work in process                             341,804
              Finished products                           962,644
                                                      -----------
                                                       $2,557,403
                                                       ==========

E. Aggregate Inventory - Aggregate inventory consists of 70+ million short tons and is stated at lower of cost or market. The Company is subject to a royalty agreement which requires the payment of certain royalties to a previous owner of the aggregate upon sales of the aggregate. The Company has made only casual sales of the inventory during the periods.

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

          The Company accounts for the investment in partnership on the equity method, whereby the carrying value of the investment is increased or decreased by the Company's allocable share of income or loss. The investment in partnership included in the Consolidated Balance Sheet at September 30, 2000 was $23,356,071 The income from the Company's equity investment in the partnership for the three months and nine months ended September 30, 2000 was $1,179,122 and $3,502,804.

Summarized operating data for Security for the three months and nine months ended September 30, 2000, and September 30, 1999, is as follows:

                                          Three Months                     Nine Months
                                   --------------------------      --------------------------
                                      2000            1999            2000            1999
                                   ----------      ----------      ----------      ----------
Revenues                           $3,314,136      $3,295,565      $9,944,759      $9,892,679
Operating expenses                    866,222         844,892       2,640,078       2,540,448
Depreciation and amortization         710,067         709,123       2,130,201       2,127,369
Interest expense, net                 496,666         642,229       1,487,318       1,902,261
                                   ----------      ----------      ----------      ----------
     Net income                    $1,241,181      $1,099,321      $3,687,162      $3,322,601
                                   ----------      ----------      ----------      ----------

NOTE 3.       NOTES PAYABLE

         The Company has established an operating line of credit at a local bank in the amount of $100,050. The line of credit expires on October 24, 2001 and bears interest at 10.25%. The loan is personally guaranteed by an officer of the Company and another shareholder. The amount outstanding under the line of credit was $20,000 at September 30, 2000.

         The Company's subsidiary, Rustic Crafts, has established a $1,000,000 line of credit with PNC Bank. The line of credit expires on November 18, 2000 and bears interest at the Bank's prime rate minus one-half percent (9.0% at September 30, 2000). The accounts receivable, inventory and other assets, such as property and equipment, of Rustic Crafts have been pledged as collateral to secure the line of credit. The line of credit is guaranteed by the Company. At September 30, 2000, the amount outstanding under the line of credit was $856,174.

         The Company's subsidiary, Glas-Aire, has established a Canadian $1,000,000 (U.S. $680,000) line of credit with a Canadian bank. The line of credit expires in April 2001, and is collateralized by accounts receivable and inventory and bears interest at the rate of the Canadian bank's prime rate plus one-half percent (8.0% at September 30, 2000). At September 30, 2000, the amount outstanding under the line of credit was $314,983.

NOTE 4. LONG-TERM DEBT

         KBC BANK LOAN - On June 24, 1998, the Company refinanced the long-term debt previously outstanding with Southern Indiana Properties, Inc. ("SIPI") and entered into a Loan Agreement (the "Loan") with KBC Bank N.V. ("KBC"). Under the terms of the Loan, KBC advanced $9,383,320. The due date of the Loan is November 30, 2003 with interest at the rate of 7.5% compounded semi-annually on each June 1 and December 1, commencing December 1, 1998. The interest may be paid by the Company in cash on these semi-annual dates or the Company may elect to add the interest to the principal of the Loan then outstanding. As of September 30, 2000, the amount outstanding under the Loan is $11,101,685, including interest for the three months and nine months ended September 30, 2000 of $206,648 and $588,969, respectively.

         The Company purchased a residual value insurance policy which insures the repayment of the outstanding principal and interest when due with a maximum liability of $14 million. The costs related to the insurance along with legal fees and other costs associated with obtaining the Loan have been capitalized as debt issuance costs and are being amortized over the life of the Loan using the effective interest method.

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

         The interest rates on the mortgage loan, the equipment loan and the miscellaneous loan range from 7.52% to 9.0% at September 30, 2000. The outstanding balance on these loans is $1,773,341 at September 30, 2000.

         Rustic Craft's real and personal property, equipment, accounts receivable, inventory and other general intangibles are pledged as security for the loans. The loans are also guaranteed by the Company. The security agreement requires Rustic Crafts to maintain certain financial ratios. Rustic Crafts was in compliance with such ratios at September 30, 2000.

         LEASE OBLIGATIONS - Glas-Aire has two long-term lease obligations to purchase equipment. These obligations are five-year capital leases and have been recorded as a capital asset and long-term debt. The equipment is pledged as collateral for the leases.

The terms of the leases require equal monthly installment of $7,484 including principal and interest over a five year period. Interest rates on the leases range from 6.5% to 8.6%. The total outstanding balance of these lease obligations is $148,179 at September 30, 2000.

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

              At September 30, 2000, the Company's net deferred tax liabilities, utilizing a 34% effective tax rate, consists of:

     Deferred tax assets:
       Investment partnership earnings                                              $    2,808,000
       Net operating loss carryforwards                                                  9,410,000
       Alternative minimum tax credits                                                     484,000
       Valuation allowance                                                             (12,702,000)
                                                                                        -----------
              Subtotal                                                                        -0-
     Deferred tax liabilities:
       Depreciation                                                                       (446,826)
                                                                                    ---------------
       Net deferred tax liabilities                                                 $     (446,826)
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

         For the three months and nine months ended September 30, 2000, the tax effect of net operating loss carryforwards reduced the current provision for federal income taxes by approximately $163,000 and $424,000, respectively. The Company provided for Canadian, state income and the alternative minimum tax in the three months and nine months ended September 30, 2000 in the amount of $210,935 and $145,741, respectively.

NOTE 6. REDEMPTION OF SERIES E PREFERRED STOCK

         On January 31, 2000, the holders of the Series E preferred stock either converted their preferred shares to the Company's common stock or received cash equal to the stated value of the shares, plus accrued dividends. The Company issued 95,877 of its common shares in exchange for 885 shares of preferred stock and paid cash in the amount of $159,300 for 1,593 shares. 88.5 shares of preferred stock are being held pending a new series of preferred stock.

NOTE 7. BONUS PAYABLE TO OFFICER

         The Company has an Employment Agreement with William R. Ponsoldt, Sr., its Chairman and Chief Executive Officer. The Agreement provides for a base annual salary plus a bonus based on the increase in common stock equity. The base salary is paid currently and the bonus is calculated quarterly based on the financial statements included in the Form 10-Q.

         As of September 30, 2000, the financial statements include $650,312 of accrued bonus payable which represents $295,907 of remaining accrued bonus from the year ended December 31, 1999, and $354,405 for the nine months ended September 30, 2000.

NOTE 8.   PROPOSED ACQUISITIONS

         In early 2000, the Company announced that it had executed Letters of Intent to acquire 55% of Knight Enterprises, Inc., and 100% of Southwest Mill and Lumber Company and its affiliate Valley Wholesale Supply Corp.

              Consummation of the transactions contemplated by the Letters of Intent were subject to the completion of due diligence by the Company, the execution of definitive purchase agreements and completion of audits of the financial statements to determine among other things, the final purchase price. As of November 10, 2000, definitive purchase agreements have not been executed. Furthermore, certain terms of the transaction have changed significantly from those contemplated and set forth in the Letters of Intent, and it is highly unlikely that either of the transactions will be consummated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General.

         Regency Affiliates, Inc. (the "Company") is the parent company of several subsidiary business operations. The Company is committed to develop and/or monetize these business operations for the benefit of its shareholders and continues to commit both financial and personnel resources to an active merger and acquisition program in order to enhance common shareholders' values. The Company's Shareholders' Equity at September 30, 2000 was $15,308,128 as compared to $12,644,940 at September 30, 1999, an increase of $2,663,187 for the twelve months ended September 30, 2000.

Liquidity and Capital Resources.

         The investment in Security Land and Development Company ("the Partnership") is estimated to provide the Company with management fees of approximately $100,000 per annum until 2003. In the nine-month period ending September 30, 2000, the Company's income from its equity investment in the Partnership was $3,502,804. These funds, however, are presently committed for the amortization of the outstanding principal balance on Security's real estate mortgage (which mortgage is non recourse to the Partners) and, while the Company's equity investment has increased to $23,356,071, the Partnership does not provide liquidity to the Company in excess of the $100,000 annual management fee. The Company has, however, been successful in obtaining financing with respect to this investment.

         For the nine months ended September 30, 2000, the Company had a negative cash flow from operations of $1,124,032. The Company has liquidated all of its short-term investments from the proceeds of the KBC Loan to cover its operating expenses. The Company does have an agreement with Statesman whereby Statesman's is required to advance up to $300,000 to the Company. Certain shareholders of the Company, including the Company's Interim CFO, Mr. Horbach, have secured an operating line of credit up to $100,050 at a local bank for the Company. The bank has advanced $20,000 as of September 30, 2000.

         The Company is currently negotiating with certain lenders to borrow funds using its Partnership interest in Security as collateral. The funds would be used for working capital purposes and to provide for acquisitions, which are currently in various states of negotiation. There can be no assurance that the Company will be able to close this financing arrangement.

         In 1998, Rustic Crafts purchased a building of 126,000 square feet in Scranton, Pennsylvania. The purchase of this facility was funded by new borrowings from PNC Bank in the form of a first mortgage term loan in the amount of $960,000. Rustic Crafts also obtained financing of approximately $923,000 from PNC Bank to equip the facility and purchase new equipment. The move to the new facility was completed in 1999 and has significantly increased the operating capacity and enabled Rustic Crafts to more efficiently fill its current orders and increase its customer base. A tenant is renting 23,000 square feet of this facility at a base rent of $17,400 per year plus an allocable share of the real estate taxes. The Company has also rented an additional 28,000 square feet to another tenant at an annual minimum rent of $71,680.

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

Results of Operations

         In September 1999, the Company acquired a 51% interest in Glas-Aire which manufactures automotive accessories. The consolidated financial statements include the operations of Glas-Aire for the entire nine-month period in 2000 and for only eight days in the nine-month period ended September 30, 1999. The operations of the Company also include the operations of Rustic Crafts, which is engaged in the manufacture of decorative fireplaces, heater logs and related accessories.

Three Months Ended September 30, 2000 compared to 1999

         Net sales increased $3,103,974 in 2000 over the similar period in 1999. The increase is due to the inclusion of $2,929,617 of sales from Glas-Aire and an increase in sales at Rustic Crafts of $172,071. The increase in sales at Rustic Crafts was the result of increased sales to a major customer and an emphasis on customer service. Rustic Crafts has recently focused on its manufacturing processes to provide more timely delivery to its customers.

         Gross margins increased $635,415 due to gross margins from Glas-Aire of $788,380 offset by a decrease in gross margins at Rustic Crafts of $155,153. The decrease in gross margins at Rustic Crafts from 1999 is due to several significant adjustments in the third quarter of 1999 which increased the gross margin percentage. Gross margins in the third quarter of 2000 are comparable to year-to-date margins and those expected for calendar year 2000.

         Selling and administrative expenses increased $440,774 in 2000 as compared to 1999. Selling and administrative expenses of Glas-Aire were $581,330 in 2000 as compared to $42,514 in 1999 (See above). Corporate administrative expense increased slightly primarily due to the expensing of deferred acquisition and financing costs on projects that were deemed to be unsuccessful. Administrative expenses at Rustic Crafts decreased due to a reduction in office personnel and a one time charge in the third quarter in 1999.

         Income from the equity investment in the Partnership increased $134,767. This increase is due to a decrease in interest expense resulting from payment of principal offset by increases in operating expenses within the Partnership for the quarter.

         Interest expense in 2000 decreased slightly from the prior year. Increased interest expense on the KBC loan and loans at Rustic Crafts was offset by the elimination of interest expense on the zero coupon bonds and short-term financing to acquire an equity interest in Glas-Aire.

         Net income increased $94,918 in 2000 compared to 1999. Increased equity earnings from the Partnership and earnings of Glas-Aire were offset by higher corporate administrative expenses and a reduction in interest income resulting from lower short-term cash investments.

Nine Months Ended September 30, 2000 compared to 1999

         Total sales increased $6,338,145 in the first nine months of 2000 compared to 1999. The nine months of 2000 include $7,170,105 of sales of Glas-Aire compared to $277,324 in 1999. Sales of Rustic Crafts declined by $538,458 in 2000 due primarily to the reduction in backlog at the beginning of the year. However, Rustic Crafts has been successful in obtaining higher margin sales and its focus on reducing delivery time has provided an increase in orders compared to a year ago.

         Total gross margin increased $1,625,063 due to the increase in gross margins at Glas-Aire of $1,813,282. The gross margin percentage at Rustic Crafts decreased slightly in 2000 reflecting slightly higher costs for factory overhead. The amount of gross margin decreased due to a reduction in sales as discussed in the preceding paragraph.

         Selling and administrative expenses increased $1,620,306 in 2000 over 1999. The increase includes selling and administrative expenses of Glas-Aire of $1,451,317. Corporate administrative expenses increased significantly primarily due to higher consulting and contract fees in 2000. These expenses include $162,060 for outside consultants and public relations expense incurred to increase the Company's shareholder base. Costs associated with financing and acquisitions not completed were expensed in 2000. Amortization of goodwill in connection with the Glas-Aire acquisition was $23,198 in 2000.

         Income from the Partnership increased $346,334 primarily due to a reduction in interest expense related to a reduction of long-term financing offset by an increase in operating expenses within the partnership.

         Other income decreased due to lower short-term investment balances in 2000. Short-term investments were liquidated to provide operating funds.

         Total interest expense decreased slightly in 2000. The reduction in interest expense resulting from the retirement of the zero coupon bonds in late 1999 was offset by higher interest expense at Rustic Crafts and on the KBC bank loan.

         Net income increased $6,979 in 2000 compared to 1999. Net income in 2000 includes $90,840 from Glas-Aire and increased earnings from the Partnership of $346,334. These positive trends were offset, however, by increased corporate administrative expenses and a reduction in interest income from the liquidation of short-term investments. Corporate administrative expenses in the fourth quarter are expected to be approximately equal to the fourth quarter in 1999.

Year 2000 Issues.

         The Company had not anticipated any material difficulties associated with Year 2000 issues, and none materialized. The Company made no significant expenditures in connection with Year 2000 issues.

Forward-Looking Statements

         Certain statements contained in this Quarterly Report on Form 10-Q, including, but not limited to, those regarding the Company's financial position, business strategy, acquisition strategy and other plans and objectives for future operations and any other statements that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements expressed or implied by such forward-looking statements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effect on its business or operations. These forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company may differ materially from those results contemplated by such forward-looking statements which include, but are not limited to:

         (i) The Company had a negative cash flow from operations for the first nine months in 2000. The Company's current operations do not generate sufficient cash flow to cover corporate operating expenses and thus the Company must rely on its cash reserves and borrowings to fund these expenses. The Company's ability to continue in existence is partly dependent upon its ability to generate satisfactory levels of operating cash flow and to obtain financing using its assets as collateral.

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

                            REGENCY AFFILIATES, INC.
                             -----------------------
                                  (Registrant)

November 14, 2000              By    /s/  Larry J. Horbach
---------------------------       ------------------------------
Date                              Larry J. Horbach, Interim Chief Financial
                                  Officer and Director