Form 10-K
period 2000-12-31
REGENCY AFFILIATES INC
filed 2001-04-17
CIK 99249

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Fiscal Year Ended December 31, 2000 - Commission File Number 1-7949

                            Regency Affiliates, Inc.
             (Exact name of registrant as specified in its charter)

      Delaware                                              72-888772
(State of incorporation)                    (IRS Employer Identification Number)

       729 SOUTH FEDERAL HWY.
      SUITE 307, STUART, FL.                                    34994
 (Address of principal executive offices)                     (Zip Code)

                                 (561) 220-7662
              (Registrant's Telephone Number, including Area Code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

  Title of  each class                Name of each exchange on which registered
Common Stock, $0.40 Par Value                       None

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   [X]           No   [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The Aggregate market value of voting stock held by non-affiliates of the registrant was approximately $6,272,550.24 on March 26, 2001, computed on the basis of $.48 per share of Common Stock, the mean of the bid and asked price as reported on the over-the-counter market of the bulletin board on that date.

The number of shares outstanding of the registrant's $.40 Par Value Common Stock issued as of March 30, 2001, was 17,251,619, including 4,040,375 held by a subsidiary.

Documents incorporated by reference (See Exhibit Listing)

                               Table of Contents


Part I                                                                      Page

   Item 1.   Business........................................................ 3
             General Development of Business................................. 3
             Financial information about industry segments
                  and foreign and domestic operations........................ 4
             Narrative description of business............................... 4
             National Business Resource Development Corporation.............. 4
             Security Land and Development Company
               Limited Partnership........................................... 5
             Rustic Crafts International, Inc................................ 6
               Glas-Aire Industries, Group Ltd............................... 6
   Item 2.   Properties...................................................... 7
   Item 3.   Legal Proceedings............................................... 8
   Item 4.   Submission of Matters to a Vote of Security Holders............. 8

--------------------------------------------------------------------------------

Part II

   Item 5.   Market for Registrant's Common Stock and
                Related Security Holders Matters............................. 8
   Item 6.   Selected Financial Data.........................................13
   Item 7.   Management's Discussion and Analysis of
                Results of Operations and Financial Condition................13
   Item 7A.  Quantitative and Qualitative Disclosures about Market Risk......18
   Item 8.   Consolidated Financial Statements and Supplementary Date........18
   Item 9.   Changes in and Disagreements with
                Accountants on Accounting and Financial Disclosure...........45

-------------------------------------------------------------------------------

Part III

   Item 10.  Directors and Executive Officers of the Registrant..............46
   Item 11.  Executive Compensation..........................................48
   Item 12.  Security Ownership of Certain Beneficial
                Owners and Management........................................52
   Item 13.  Certain Relationships and Related Transactions..................54

--------------------------------------------------------------------------------

Part IV
   Item 14.  Exhibits, Financial Statement Schedules
                and Reports on Form 8-K......................................54

PART I

ITEM 1.   BUSINESS

Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events and the Company's plans and expectations. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below under "Factors That May Affect Future Results," and "Forward looking Statements", as well as those discussed elsewhere in this Form 10-K.

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

On April 22, 1999, the Company acquired 513,915 shares of the common stock of Glas-Aire Industries Group, Ltd. ("Glas-Aire") for the issuance of a promissory note of $650,000 due January 1, 2000, at an interest rate of 7.5% per annum, which note was guaranteed by Mr. William Ponsoldt, Sr., President of the Company and $1,213,000 in cash. Glas-Aire is a reporting company, and its shares are listed on the Nasdaq small cap market under the symbol "GLAR" and on the Pacific Exchange "GLA". The cash was obtained from an affiliate of Statesman through the issuance of an unsecured demand note at the interest rate of 7.5% per annum. The Company also purchased 3,000 shares of the common stock of Glas-Aire on the open market.

On August 2, 1999, the Company acquired 41,600 shares of the common stock of Glas-Aire on the open market for $119,619. The funds were provided by an affiliate of Statesman on an unsecured basis.

On August 14, 1999, the Company sold 2,852,375 shares of the Company's common stock to Glas-Aire for cash of $1,967,960 and 86,000 shares of Glas-Aire common stock for an total consideration of $2,281,900.

On September 23, 1999 the Company closed a common stock exchange agreement with certain shareholders of Glas-Aire. Under the agreement, Regency, in a private transaction, issued 1,188,000 shares of its restricted common stock to such shareholders in exchange for 288,000 Glas-Aire common shares held by the shareholders. With the closing of the agreement, the Company owned approximately 51.3% of the currently then outstanding common shares of Glas-Aire. At December 31, 2000 the Company owned 50.1% of the outstanding common shares of Glas-Aire.

At the Glas-Aire annual shareholders' meeting on November 4, 1999, William Ponsoldt, Sr. and Marc Baldinger, directors of the Company, were elected to the Glas-Aire board of directors. The Company also proposed two other nominees who were elected to the six-member board of Glas-Aire.

At the December 3, 2000 board of directors meeting, Mr. Horbach and Mr. Graham resigned their positions as directors of Regency. At the same meeting, the board of directors elected to close the Omaha, Nebraska office and terminate the employment of Mr. Horbach and Mrs. Antosh as interim CFO and Secretary, respectively.

Financial   information   about  industry  segments  and  foreign  and  domestic
operations.

Reference is made to the Company's financial statements at page 18 for this information.


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

On March 1, 1999, the Company and Cotton Valley Resources Corporation ("Cotton Valley") entered into an Agreement and Plan of Merger (the "Merger Agreement") which provided that Cotton Valley would exchange 15 million of its common shares for the Company's interest in NRDC and 10 million of its common shares for Statesman's interest in NRDC and Statesman's interest in International Aggregate Company. The Merger Agreement was contingent upon several matters dealing with Cotton Valley which Cotton Valley was not able to meet. The Plan of Merger was not consummated. The Company continues to have discussions with several companies regarding the possible sale of its interest in NRDC. To facilitate the discussions concerning a possible sale, the zero coupon bonds (secured by the Aggregate inventory) which had been issued by NRDC were retired by the issuance in 1999 of 121,000 shares of the Company's common stock.

Following the termination of the Plan of Merger, the Company installed limited Aggregate crushing and marketing operations during 1999 at the Groveland Mine in an informal joint venture with another company. The Company continues to explore the possibility of establishing a permanent infrastructure to commercialize the inventory of previously quarried and stockpiled Aggregate at the Groveland Mine or alternative means of monetizing the asset.


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

The terms of the Security Land And Development Company Limited Partnership Agreement (as amended) and the project note (which note will be fully amortized over the term of the lease) call for Regency Affiliates, Inc. to be allocated 95% of the profits and losses of the Partnership until October 31, 2003, and 50% thereafter. The investment in Security is estimated to provide the Company with management fees of approximately $100,000 per annum until 2003. In the year ending December 31, 2000, the Company's income from its equity investment in the Partnership was $4,712,615. These funds, however, are presently committed for the amortization of the outstanding principal balance on Security's real estate mortgage and, while the Company's equity investment has increased to $24,565,884 the partnership does not provide cash flow to the Company in excess of the $100,000 annual management fee. The partnership agreement provides for the distribution of "Sale or Refinancing Proceeds" in accordance with the partner's positive tax capital account balances. At December 31, 1998, Regency was the only partner with a positive tax capital account balance.

On November 30, 2000, The Company invested $10,000 for a 5% Limited Partnership Interest in 1500 Woodlawn Limited Partnership, the General Partner of Security. Additional information regarding this transaction may be found in Exhibit 31.


RUSTIC CRAFTS INTERNATIONAL, INC.

Rustic Crafts International, Inc., a wholly owned subsidiary of the Company, is a manufacturer of decorative wood and cast marble fireplaces, mantels, shelves, fireplace accessories and other home furnishings. Rustic Crafts employs approximately 40 persons.

In 2000 and 1999 Rustic Crafts generated net sales of approximately $3,389,977 and $3,875,263 respectively. Its largest customer, J.C. Penney Co., Inc. represents approximately 38% and 60% of the sales of Rustic Crafts in 2000 and 1999, respectively. Approximately 68% of the sales of Rustic Crafts occur in the fourth quarter of the calendar year. As of December 31, 2000, Rustic Crafts had approximately $225,000 of open orders. Although orders are generally subject to termination, the Company has historically experienced minimal cancellation of orders.

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


GLAS-AIRE INDUSTRIES GROUP, LTD.


Glas-Aire Industries Group, LTD.(Glas-Aire), a publicly traded company, is a subsidiary of the Company. Glas-Aire designs, develops, manufactures and sells sunroof deflectors, hood protectors and rear air deflectors for cars, light trucks and vans. It uses plastics and thermoforming technology to produce these products. Glas-Aire's products are used in the diverse and growing automotive components market, comprised of after-market accessories, dealer installed accessories, car care products and other products purchased by consumers for the purpose of improving their vehicles (versus those purchased for routine maintenance). Glas-Aire participates in the OEM segment of the appearance accessory market, providing products to the automotive manufacturers which then distribute the products to consumers through their dealer networks. During the year ending December 31, 2000, approximately 98% of its sales were to automobile manufacturers. Glas-Aire employs approximately 208 persons.

Glas-Aire generated net sales of $10,929,775 for the eleven months period ending December 31, 2000. Net income before income taxes and equity earnings for the eleven months ending December 31, 2000 was $849,619. Glas-Aire has been included in the Company's consolidated financial statements effective September 23, 1999, the date that the Company acquired 51.3% control of Glas-Aire.

Glas-Aire sells principally to automobile manufacturers in the United States, Canada, Japan and the United Kingdom. For the eleven months ended December 31, 2000, sales in the US accounted for 84% of Glas-Aire's sales, and 12% in Canada. Three major customers accounted for approximately 79% of Glas-Aire's sales for the eleven months ending December 31, 2000.

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

As of December 31, 2000, Regency and its subsidiaries employed approximately 249 people.


ITEM 2.   PROPERTIES


Reference is made to Item 1, Business, page 5 of this report, for a description of the Security West Building at 1500 Woodlawn Drive, Woodlawn, MD, which property is owned by Security Land And Development Company Limited Partnership.

Rustic Crafts International, Inc. conducted its manufacturing operations in a multistory leased facility located at 315 Cherry Street, Scranton, Pennsylvania and in a second leased facility located at 305 Cherry Street, Scranton, Pennsylvania until early 1999. Both premises were occupied pursuant to a sublease which was terminated. In March 1998, the Company purchased a 126,000 square foot building located at 40 Poplar Street in Scranton, Pennsylvania. The Company renovated the building and began to occupy the space during early 1999. Approximately 51,000 square feet in this building are leased to other tenants.

As of December 31, 2000, NRDC owned 70 + million short tons of Aggregate located at the site of the Groveland Mine in Dickinson County, Michigan. The Groveland Mine is an iron ore mine that was shut down in 1981 by a former owner and operator, M.A. Hanna Company. The mine was acquired by International Aggregate Corporation in December, 1989. International Aggregate Corporation subsequently transferred title to the Aggregate to National Resource Development Corporation (Delaware), NRDC's predecessor. The 70 + million short tons of Aggregate is commingled with other Aggregate not owned by NRDC and is rock that was separated from iron ore during previous mining operations. The ownership of the Aggregate is subject to a Royalty Agreement between North American Demolition Company (International Aggregate Corporation's predecessor in title) and M.A. Hanna Company dated December 22, 1989, as amended, which requires the payment of certain royalties to M.A. Hanna Company upon sales of Aggregate.

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

ITEM 3.  LEGAL PROCEEDINGS


As of December 31, 2000 and the date of this report there were no legal proceedings involving the Company or any of its subsidiaries.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


No matters were submitted to the vote of security holders during the quarter ending December 31, 2000.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS


Market information

Regency's Common Stock is traded in the over-the-counter market on the bulletin board. The following table sets forth the high and low bid prices for each calendar quarter during the last two fiscal years of the Company. The bid quotations represent interdealer prices and do not include retail markups, mark-downs or commissions. The prices for 1999 and 2000 as indicated may not reflect the actual market for substantial quantities of the Company's Common
Stock. As of January 23, 2001, there were approximately 2,500 common shareholders of record.

YEAR ENDED


DECEMBER 31, 1999                        HIGH ($)                       LOW ($)

 First Quarter                            .72                            .56

 Second Quarter                           .91                            .66

 Third Quarter                           1.03                            .88

 Fourth Quarter                          1.22                            .91


YEAR ENDED


DECEMBER 31, 2000                       HIGH ($)                        LOW ($)

First Quarter                          .5.875                            .44

Second Quarter                          2.93                             .9688

Third Quarter                           1.01                             .70

Fourth Quarter                           .7188                           .41



Dividend policy.

The Company has not paid or declared cash dividends on its Common Stock during the last two fiscal years. The Company has no present intention to pay cash dividends on its Common Stock in the future.

In early 1990, Continental Illinois National Bank & Trust of Chicago ("Continental") resigned as the Company's registrar and transfer agent because of the Company's inability to pay Continental for services performed. The records were forwarded to Mr. Horbach of Horbach & Associates who contracted with Regency to act as transfer agent.

In January 2001, Transfer On-Line was named as transfer agent replacing Horbach & Associates. Transfer On-Line is located at 227 Pine Street, Suite 300, Portland, Oregon 97204. Their telephone number is (503) 227-2950 and their website is www.transferonline.com.

Issuance of unregistered securities.

In 2000, the Company issued (a) 99,293 Common shares for professional services rendered, (b) 114,000 Common Shares to a shareholder pursuant to an exchange agreement, (c) 95,877 Common Shares in conjunction with the Series E conversion, and (d) 47,961 Common shares issued to directors as compensation. The above listed issuance was exempt from registration under section 4(2) of the Securities Act.

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

Effective June 3, 1997, the Company issued 466,667 shares of Common Stock at a value of $233,333 and options to purchase an additional 6.1 million shares of Common Stock to Statesman Group, Inc. The options were issued to Statesman in order to secure the release of Mr. William R. Ponsoldt, Sr. to serve as President and Chief Executive Officer of the Company and to recognize in part, the amendment to the Series C Preferred Shares under which Statesman forfeited the common stock conversion rights with respect thereto. Statesman also agreed to provide loan guarantees not to exceed the sum of $300,000 upon the request of the Company and a showing of reasonable need. The Company has recently accessed the Statesman loan. The loan is a demand loan which is collateralized by the Glas-Aire Stock held by the Company. Statesman and/or its affiliated interests have provided loan guarantees and/or unsecured prime interest rate direct loans to the Company in excess of $2,000,000 since June 1997. Pursuant to the Amended and Restated Agreement between the Company and Statesman, until their date of expiration, the options are exercisable at any time in whole or in part at a price equal to the lower of (a) the closing trading price of the shares as of the most recent date on which at least 10,000 shares of such stock were traded, or (b) the average closing trading price of the shares during the ninety day period immediately preceding the date of exercise. The Company agreed to reserve sufficient shares to meet the requirements of the options. The options are exercisable immediately and remain exercisable until April 15, 2007. At the option of Statesman, payment may be made by Statesman for exercise of the options, in whole or in part, in the form of a promissory note executed by Statesman, secured only by a pledge of the shares purchased, with interest accruing for any quarter at the prime rate, and interest and principal payable in a balloon payment five years after the date of the note, provided that if the Company's Board of Directors reasonably determines that exercising the options by delivery of a note would render the respective purchase of shares void or voidable, then the Board may require, as a condition to exercise of the options, that Statesman either (i) pay at least the par value of the shares in cash (with the balance paid by delivery of a note), or (ii) provide acceptable collateral other than the shares themselves to secure payment of the note. The Company has determined that these options have no readily determinable fair value consistent with the provisions of SFAS No. 123. Therefore, the Company has not recognized any cost associated with the issuance of these options, and net earnings per share for 1997 do not reflect any such costs. Statesman has recently given notice to the Company of it's intention to exercise the options.

Securities of the registrant.

Voting $0.40 Par Value Common

Regency Affiliates, Inc. has authorized 25,000,000 shares of its voting $0.40 P.V. Common Stock. Holders of the Common Stock are entitled to one vote per share on matters submitted to shareholders for approval or upon the election of directors. The number of shares outstanding of the registrant's $.40 Par Value Common Stock issued, as of March 30, 2001, was 17,251,619, including 4,040,375 held by a subsidiary.

Cumulative Contingent Convertible Preferred $10 Stated Value Series-B Stock $0.10 Par Value

By agreement and in settlement of the Senior Lenders' obligations as part of the Company's 1992 Restructuring Plan, 212,747 shares of the Series-B Preferred Stock were issued to Washington Square Capital and 158,000 shares to Cargill Financial Services. Such shares (370,747 in the Aggregate) which represent 100% of the shares of Series-B authorized, issued and outstanding. Semi-annual dividend periods commence on the 24th month from the consummation of an "Initial Business Combination", as defined in the Certificate of Designation for the Series-B Preferred Stock, and accrue for a period of 35 months without cash payment.  Dividends  accrue  at the rate of 6% per  annum.  The  holders  of the
Series-B Preferred Stock hold contingent rights to convert into Common Stock exercisable on the earlier of the date that the Company (and its tax consolidated subsidiaries) has accumulated consolidated taxable earnings of $55 Million, or the date that at least 80% in value of any convertible securities of the Company, as adjusted in certain circumstances, issued in the Initial Business Combination are retired or converted by the holders thereof. The
Series-B shares carry a preference upon liquidation. Except in limited circumstances, the Series-B shares carry no voting rights. The Company has the right to redeem the Series-B Preferred Stock at any time.

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

Series-E Cumulative Convertible Preferred Stock - $100 Stated Value - $0.10 Par Value

Quarterly dividends on the Series-E Preferred Stock are cumulative from the dates of original issue and are payable in cash or accrued at the option of the Company. The Series-E Preferred Stock carries the right to receive an annual dividend of $12.50 per share. Subject to certain conditions, the Series-E Preferred Stock must be redeemed by the Company commencing on the fifth anniversary from the date of issuance. At any time after the second anniversary of the date of issuance, the Company may redeem the shares at their stated value plus accrued and unpaid dividends. Holders of the Series-E Preferred Stock, commencing on the second anniversary of the date of issuance, have the right to convert their shares into a number of shares of Common Stock of the Company determined by dividing $100, plus accrued and unpaid dividends, by a figure equal to 88% of the average bid price for Common Stock for the 90 days previous to the date the Series-E stock is surrendered for conversion. Redemption of the Series-E shares by the Company terminates the conversion rights. The Series-E shares carry a preference upon liquidation. Except in limited circumstances, the Series-E shares carry no voting rights. As of January 31, 2000, all of the Series E Preferred Shares have been retired. On January 31, 2000, the holders of the Series E preferred stock either converted their preferred shares to the Company,s common stock or received cash equal to the stated value of the shares, plus accrued dividends.


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


Glas-Aire Industries Group, Ltd.

Regency Affiliates, Inc. owned of 50.1% of the outstanding common shares of Glas-Aire at December 31, 2000. The remaining 49.9% is held by the public shareholders of Glas-Aire.

ITEM 6.  SELECTED FINANCIAL DATA.


---------------------------------- ---------------------- ----------------- ------------------ ------------------ ------------------
                                           2000                 1999              1998               1997               1996
---------------------------------- ---------------------- ----------------- ------------------ ------------------ ------------------

            Revenues                    $14,342,613          $7,835,071        $3,789,839         $ 2,908,253          $6,102

  Income from Equity Investment          4,712,615           4,261,212          3,950,090          3,820,913          4,268,904
         in Partnership

           Net Income                   $2,155,254           $2,292,922        $1,794,560         $2,187,618         $2,802,467

           Net Income                       .16                 .18                .14                .17                .24
        per Share (basic)

           Net Income                       .14                 .15                .12                .15                .20
       per Share (diluted)

          Total assets                  $37,016,829         $33,657,635        $24,127,416        $15,432,529        $11,566,678

         Long-term debt                 $13,200,851         $12,778,244        $11,795,480        $5,175,400         $4,600,994
       (including current
      portion) & redeemable
         Preferred Stock
---------------------------------- ---------------------- ----------------- ------------------ ------------------ ------------------


ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


General

Regency Affiliates, Inc. (the "Company") is the parent company of several subsidiary business operations. The Company is committed to develop and/or monetize these business operations for the benefit of its shareholders and continues to commit both financial and personnel resources to an active merger and acquisition program in order to enhance common shareholders' values. The Company's Shareholders' Equity at December 31, 2000 was $16,076,052 as compared to $13,636,050 on December 31, 1999, an increase of 17.9%.


Liquidity and Capital Resources.

The investment in Security is estimated to provide the Company with management fees of approximately $100,000 per annum until 2003. In the year ended December 31, 2000, the Company's income from its equity investment in the Partnership was $4,712,615. These funds, however, are presently committed for the amortization of the outstanding principal balance on Security's real estate mortgage and, while the Company's equity investment has increased to $24,575,881 the partnership does not provide liquidity to the Company in excess of the $100,000 annual management fee. The partnership agreement provides for the distribution of "Sale or Refinancing Proceeds" in accordance with the partner's positive tax capital account balances. At December 31, 1999, Regency was the only partner with a positive tax capital account balance. The Company has been previously successful in obtaining financing with respect to this partnership interest to fund its acquisition program and cash flow deficits.

On March 15, 1998, Rustic Crafts purchased a building of 126,000 square feet located near the current facility in Scranton, Pennsylvania. The purchase of this facility was funded by new borrowings from PNC Bank in the form of a first mortgage term loan in the amount of $960,000. Rustic Crafts also obtained financing of approximately $923,000 from the PNC Bank to equip the facility and purchase new equipment. The move to the new facility was completed in 1999 and has significantly increased the operating capacity and enabled Rustic Crafts to more efficiently meet its current order backlog and increase its customer base. On the date of acquisition of the new facility, a tenant was renting 23,000 square feet of this facility at a base rent of $17,400 per year plus an allocable share of the real estate taxes. The tenant was removed in 2001 for failure to pay rent. The Company is currently negotiating with the tenant for payment of back rent. The Company has the space listed for with an agent for a replacement.

The Company has had discussions with several companies regarding the possible sale of its interest in NRDC. To facilitate the discussions concerning a possible sale, the NRDC zero coupon bonds (secured by the Aggregate inventory), were retired in 1999 by the issuance of 121,000 shares of the Company's common stock. Following the termination of the 1999 NRDC Plan of Merger with Cotton Valley Resources Corporation, the Company installed limited Aggregate crushing and marketing operations at the Groveland Mine in an informal joint venture with another company. Pending the outcome of current discussions regarding the possible sale of the Company's interest, the Company is also exploring the possibility of establishing a permanent infrastructure during the year 2001 to commercialize the inventory of previously quarried and stockpiled Aggregate at the Groveland Mine in cooperation with an experienced Aggregate supply company.

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

The Company is continuing to explore opportunities to acquire companies with operations that will provide additional liquidity and cash flow. In February
2000, the Company executed Letters of Intent to acquire 55% of Knight Enterprises, Inc. a provider of various high speed digital access to major cable companies throughout Florida; 100% of Southwest Mill and Lumber Company, a California based producer of picture frame molding and frames; and 100% of Valley Wholesale Supply Corp., a California based marketer of picture molding, framing supplies and equipment. Negotiations with Knight Enterprises, Inc., Southwest Mill and Lumber Company, and Valley Wholesale Supply Corp. have been discontinued. The Company expects the Letters of Intent referred to above will be formally terminated shortly. The Company's ability to continue in existence is partly dependent upon its ability to attain satisfactory levels of operating cash flows and it's ability to continue borrowing.

Results of Operations

In September 1999, the Company acquired a 51% interest in Glas-Aire which manufactures automotive accessories sold primarily to automotive manufacturers. The financial statements for 1999 include the results of Glas-Aire since September 1999, and the operations of Rustic Crafts acquired in 1997.


2000 Compared to 1999

Net sales increased $6,507,542 over 1999, an 83% increase. Net sales includes $10,929,775 of Glas-Aire sales. Sales of household accessories decreased by $485,286 due to general economic conditions resulting in a decline in sales and a reduction in backlog orders from the previous period. Rustic Crafts continues to emphasized higher margin sales in 2000 and to reduce its reliance on it's single large customer, who requires discounted prices.

Gross margins increased $2,050,695 in 2000 over 1999, which is primarily attributable to the acquisition of Glas-Aire and it's inclusion in the companies financial statements for the entire year. Gross margins of home accessories increased $196,200 in 2000 reflecting the Company's focus on higher margin products.

Selling and administrative expenses increased $1,960,385 or 58% in 2000 compared to 1999 The increase is attributable to the inclusion in the companies financial statement of Glas-Aire activities for the entire year. Expenses increased at Rustic Crafts by $214,842 as a result of higher costs of selling and marketing, including the compensation of key employees.

Income from equity investment in partnership increased $415,303 over 1999 due to the reduction of interest expenses on the lower loan principal balance of the partnership, partially offset by increased operating and administrative expenses.

Other income decreased $91,085 in 2000 as compared to 1999. Other income in 1999 includes $114,960 of equity earnings related to the Company's ownership in Glas-Aire prior to September 1999. These earnings were offset by decreased interest income from declining invested cash balances.

Interest expense decreased $12,421 in 2000 from 1999 as a result of lower cost of funds. Interest expense in 1998 included significant costs and penalties in connection with the refinancing of the SIPI loan in June 1998. The elimination of the refinancing costs was partially offset by additional loans for equipment and facilities at Rustic Crafts and the higher loan balance of the KBC loan which refinanced the SIPI loan.

Income tax expense increased $190,984 due to income tax expense for Glas-Aire. The Company cannot use its net operating loss to offset the earnings of this 51% owned subsidiary.

Minority interest in the Statement of Operations increased $79,128 due primarily to the inclusion of the results of operations of Glas-Aire for the full year of 2000.

Net income decreased $137,668 or 6% in 2000 over 1999. The decrease was due to the recognition of an extraordinary gain in 1999. Income before extraordinary gain increased $192,197 or 9.8% in 2000 over 1999.

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

Gain on retirement of debt of $330,605 is due to the retirement of the NRDC zero coupon bonds by the issuance of 121,000 shares of the Company's Common Stock. Also, a significant amount of the bonds were retired in connection with the agreement of the Company to discontinue claims against one of the holders of the bonds.

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

Forward-Looking Statements.

Certain statements contained in this Annual Report on Form 10-K, including, but not limited to, those regarding the Company's financial position, business strategy, acquisition strategy and other plans and objectives for future operations and any other statements that are not historical facts constitute "forward-looking statements" expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company may differ materially from those results contemplated by such forward-looking statements which include, but are not limited to:


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

          (iii)An unsecured default in the Lease or sudden catastrophe to the Security West Building from uninsured acts of God or war could have a materially adverse impact upon the Company's investment in Security Land And Development Company Limited Partnership and therefore its financial position and results of operations.

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

          (vi) Both of the companies operating subsidiaries (Rustic Crafts and Glas-Aire) are dependent on a limited number of customers for a substantial portion of their respective revenues. The loss of one or more of these customers could have a significant effect on the Companies results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks due primarily to changes in interest rates. The Company does not use derivatives to alter the interest characteristics of its debt securities. The Company has no holdings of derivative or commodity instruments and does not transact business in foreign currencies except for payments of salaries and expenses to certain employees located in foreign countries.

The fair value of the Company's cash and cash equivalents or related income would not be significantly impacted by changes in interest rates since the investment maturities are short. Debt from draw downs on our lines of credit incurs interest at the Prime Lending Rate which would change from time to time.

It is not possible to anticipate the level of interest rates going forward. Changes in interest rates have little impact as the majority of our debt is at a fixed interest rate.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Financial Statements and supplementary data required by Item 8 of Part II of Form 10-K for the year ending December 31, 2000, are included as follows:

                    Regency Affiliates, Inc. and Subsidiaries
                        Index to the Financial Statements

                                                                            Page

Accountants' Reports on the Financial Statements............................ 1-2

Financial Statements

Consolidated Balance Sheets................................................. 3-4

Consolidated Statements of Operations.......................................  5

Consolidated Statements of Shareholders' Equity.............................  6

Consolidated Statements of Cash Flows....................................... 7-8

Notes to Consolidated Financial Statements..................................9-26

                          Independent Auditor's Report

To the Board of Directors and Stockholders of Regency Affiliates, Inc. and Subsidiaries

We have audited the consolidated balance sheet of Regency Affiliates, Inc. and Subsidiaries as of December 31, 2000 and the related consolidated statements of operations, retained earnings, and cash flows for the year then end. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regency Affiliates, Inc. and Subsidiaries as of December 31, 2000 and the results of its consolidated operations and its cash flows for the year ended in conformity with accounting principles generally accepted in the United States of America.


/s/Rosenberg Rich Baker Berman & Company
Bridgewater, New Jersey
March 27, 2001

                          Independent Auditors' Report

Shareholders and Board of Directors
Regency Affiliates, Inc.
Stuart, Florida

         We have audited the accompanying consolidated balance sheet of Regency Affiliates, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We did not audit the 1999 and 1998 financial statements of Security Land and Development Company Limited Partnership, the investment in which is reflected in the accompanying financial statements using the equity method of accounting. The investment in this partnership represents 59% of consolidated total assets as of December 31, 1999, and 100% of the income from equity investment in partnership for the years ended December 31, 1999 and 1998. Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the 1999 and 1998 amounts included for Security Land and Development Company Limited Partnership, is based solely on the reports of such other auditors.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regency Affiliates, Inc. and subsidiaries as of December 31, 1999, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

         The disclosure requirements of Statement of Position 94-6 (SOP 94-6), "Disclosure of Certain Risks and Uncertainties" are included throughout the notes to the Company's financial statements with an emphasis in Note 13.

/s/Hausser & Taylor LLP
Cleveland, Ohio
April 10, 2000




                    Regency Affiliates, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                                                      December 31,
                                                                                           ----------------------------------
                                                                                                 2000              1999
                                                                                           ----------------  ----------------
Assets
  Current Assets

      Cash and Cash Equivalents                                                           $         928,636 $       2,348,989
      Accounts receivable, net of allowance                                                       2,553,589         2,373,275
      Income taxes receivable                                                                        24,556                 -
      Inventory                                                                                   2,243,726         1,842,992
      Other current assets                                                                          127,728           238,687
                                                                                           ----------------  ----------------
         Total current assets                                                                     5,878,235         6,803,943

  Property, Plant and Equipment, Net                                                              4,343,170         4,427,891

  Investment in partnerships                                                                     24,575,881        19,959,517

  Other Assets

      Aggregate inventory                                                                           834,675           838,383
      Goodwill, net of amortization                                                                 820,774           902,138
      Debt issuance costs, net of amortization                                                      551,343           710,493
      Other                                                                                          12,751            15,270
                                                                                           ----------------  ----------------
         Total other assets                                                                       2,219,543         2,466,284

                                                                                          $      37,016,829 $      33,657,635
                                                                                           ================  ================


              See notes to the consolidated financial statements.



                    Regency Affiliates, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                                      December 31,
                                                                                           ----------------------------------
                                                                                                 2000              1999
                                                                                           ----------------  ----------------
Liabilities and Shareholders' Equity
  Current Liabilities

      Current portion of long-term debt                                                   $         128,510     $     176,800
      Current portion of serial preferred
         stock subject to mandatory redemption                                                            -           247,800
      Note Payable - Banks                                                                          692,174         1,149,262
      Notes payable - Related Party                                                                 776,000                 -
      Accounts payable                                                                            1,080,904           991,587
      Accrued expenses                                                                              899,837         1,236,160
      Taxes payable                                                                                  78,820                 -
                                                                                           ----------------  ----------------
         Total current liabilities                                                                3,656,245         3,801,609

  Long term debt, net of current portion                                                         13,072,341        12,353,644

  Deferred income taxes                                                                             402,048           416,695
  Minority interest in consolidated subsidiaries                                                  3,810,143         3,449,637
  Shareholders' equity

      Serial preferred stock not subject to mandatory redemption (maximum liquidation preference $24,975,312 in 2000 and 1999,

         respectively                                                                             1,052,988         1,052,988
      Common stock, par value$.40 authorized 25,000,000 shares, issued
         17,251,619 and 16,894,488 shares in 2000 and 1999, respectively                          6,900,659         6,757,806
      Additional paid-in capital                                                                  2,308,484         2,096,824
      Readjustment resulting from quasi-reorganization at December 31, 1987                      (1,670,596)       (1,670,596)
      Retained earnings                                                                          10,915,990         8,760,736
      Accumulated other comprehensive income                                                        (93,440)          (23,675)
      Treasury stock, 4,052,825 shares, at cost, in 2000 and 1999, respectively                  (3,338,033)       (3,338,033)
                                                                                           ----------------  ----------------
         Total shareholders' equity                                                              16,076,052        13,636,050
                                                                                           ----------------  ----------------

                                                                                          $      37,016,829 $      33,657,635
                                                                                           ================  ================

              See notes to the consolidated financial statements.



                    Regency Affiliates, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                                                             December 31,
                                                                         ----------------------------------------------------
                                                                              2000               1999               1998
                                                                         --------------   ------------------   --------------
Net Sales                                                               $    14,342,613  $    7,835,071       $  3,789,839

Costs and expenses

  Costs of goods sold                                                         9,800,399       5,343,552          2,621,363
  Selling and administrative expenses                                         5,356,051       3,395,666          2,042,871
                                                                         --------------   ------------------     ------------
                                                                             15,156,450       8,739,218          4,664,234
                                                                         --------------   ------------------     ------------

Loss from operations                                                           (813,837)       (904,147)          (874,395)
Income from equity investment in partnership                                  4,712,615       4,261,212          3,950,090
Other income, net                                                                99,875         190,960            141,220
Interest expense                                                             (1,173,581)     (1,186,002)        (1,314,351)
                                                                         --------------   ------------------   --------------
Income before income tax expense, minority interest and
  extraordinary gain                                                          2,825,072       2,362,023          1,902,564
Income tax expense                                                             (426,293)       (235,309)           (98,583)
Minority interest                                                              (243,525)       (164,397)            (9,421)
                                                                         --------------   ------------------   --------------
Income before extraordinary gain                                              2,155,254       1,962,317          1,794,560
Extraordinary gain - retirement of debt                                               -         330,605                -
                                                                         --------------   ------------------   --------------
Net income                                                              $     2,155,254  $    2,292,922          1,794,560
                                                                         ==============   ==================   ==============

Net income  attributable to common shareholders
 (after paid or accrued preferred stock
 dividends of $0, $49,791, and $49,564 in 2000,
 1999  and  1998, respectively, and preferred
 stock accretion of $0, $19,400 and
 $17,950 in 2000, 1999 and 1998, respectively)                         $      2,155,254   $   2,223,731          1,727,046
                                                                          =============   ==================   ==============

Net income per common share:

  Basic                                                                $          0.16   $         0.18               0.14
                                                                         ==============   ==================   ==============
  Diluted                                                              $          0.14   $         0.15               0.12
                                                                         ==============   ==================   ==============

              See notes to the consolidated financial statements.

                   Regency Affiliates, Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                  Years Ended December 31, 2000, 1999 and 1998
                                                                          Readjustment         Accumu-
                                                                          Resulting            lated
                                                                Addit-    From                 Other                    Total
                                                                ional     Quasi                Compre-                  Stock-
                                                                Paid in   reorgani- Retained   hensive                  holders'
                            Preferred Stock*   Common Stock     Capital   zation    Earnings   Income  Treasury Stock   Equity
                            ----------------- ----------------- -------   -------   --------   ------  --------------   -------
                            Shares    Amount    Shares  Amount                                         Shares  Amount
                            ------  -------- --------- --------                                        ------ -------
Balance -
  January 1, 1998     605,291 $1,052,988 12,457,549 $4,983,031 $221,600 $(1,670,596)$4,773,987 $ -   22,460  (19,302)   $9,341,708

  Issuance of Common Stock     -     -         187,000     74,800   52,360     -         -        -     -       -        127,160
  Accretion of Series E
   Preferred Stock             -     -           -          -       -          -       (17,950)   -     -       -         (17,950)
  Payment of Dividend
   On Series E Preferred
   Stock                       -     -           -          -       -          -       (31,578)   -     -       -         (31,578)
  Re-issue Treasury Stock      -     -           -          -    (3,450)    -             -       -  (10,000)  8,600        5,150
  Net Income                   -     -           -          -       -          -     1,794,560    -     -       -       1,794,560
                         -------  ---------- --------- --------- ------ ----------  ---------- ----- -------- -------   ----------

Balance -
  December 31, 1998   605,291 1,052,988 12,644,549  5,057,831   270,510 (1,670,596)  6,519,019   -     12,460 (10,702)  11,219,050

  Issuance of Common Stock    -      -     198,736     79,494   110,606    -             -       -     -        -         190,100
  Common Stock Issued to
    Acquire Glas-aire         -      -   4,040,375  1,616,150 1,711,190    -             -       -     -        -       3,327,340
  Conversion of Series
    E Preferred Stock         -      -      10,828      4,331     4,518    -             -       -     -        -           8,849
  Accretion of Series
    E Preferred Stock         -      -        -          -        -         -         (19,400)   -      -        -         (19,400)
  Payment of Dividend On
    Series E Preferred Stock  -      -        -          -        -         -         (31,805)   -      -        -         (31,805)
  Purchase of Treasury Stock  -      -        -          -        -         -            -       -  4,040,375(3,327,340)(3,327,340)
  Re-issue Treasury Stock     -      -        -          -        -         -            -       -      (10)     9               9
  Comprehensive Income:       -      -        -          -        -         -            -       -      -        -              -
      Net Income              -      -        -          -        -         -       2,292,922    -      -        -       2,292,922
      Translation
        adjustments net       -      -        -          -        -         -            -    (23,675)  -        -         (23,675)
                                                                                                                        -----------
  Comprehensive Income        -      -        -          -        -       -              -       -      -        -       2,269,247
                      ------- --------- ---------- --------- --------- ----------  ---------- ------- ------- --------- -----------
Balance -
  December 31,
            1999      605,291 1,052,988 16,894,488  6,757,806 2,096,824 (1,670,596) 8,760,736 (23,675)4,052,825(3,338,033)13,636,050


  Issuance of Common Stock
      Common Stock Issued as
        Additional
        Consideration
        to Acquire
         Glas-aire            -     -     114,000      45,600   54,400      -         -         -        -       -         100,000
      Conversion of Series
        E Preferred Stock     -     -      95,877    38,351     41,299      -         -         -        -       -          79,650
      Common Stock Issued
        for Services          -     -     147,254    58,902    115,961                -         -        -       -         174,863
  Comprehensive Income:                       -        -         -          -         -         -        -       -           -
      Net Income              -     -         -        -         -          -      2,155,254    -        -       -       2,155,254
      Translation
       Adjustments Net        -     -         -        -         -          -         -      (69,765)    -       -         (69,765)

  Comprehensive Income        -     -         -        -         -          -         -         -        -       -       2,085,489
                      --------- ------- -------- ---------  --------  --------- --------- -------- -------- -------      ----------
Balance -
  December
   31,  2000   605,291 $1,052,988 17,251,619 $6,900,659 $2,308,484 $(1,670,596)10,915,990 $(93,440) 4,052,825$(3,338,033)$16,076,052
               =======  ========= ========== ==========  ========= =========== ==========  ======== ========= =========== ==========
*Preferred  Stock Does Not
  Include Series E Preferred
  Stock Which is Subject to
  Mandatory Redemption

               See Notes to the Consolidated Financial Statements.




                                              Regency Affiliates, Inc. and Subsidiaries
                                                Consolidated Statements of Cash Flows

                                                                                        Years Ended December 31,
                                                                           --------------------------------------------------
                                                                                2000              1999             1998
                                                                           ---------------   ---------------  ---------------
Cash flows from operating activities

  Net income                                                             $       2,155,254  $      2,292,922 $      1,794,560
  Adjustments to reconcile net income to net cash
      used by operating activities
         Minority interest                                                         360,506           164,397            9,421
         Income from equity investment in partnership                           (4,712,615)       (4,261,212)      (3,950,090)
         Distribution of management fees  earnings from
            partnership                                                            106,251           101,326          102,278
         Interest accretion on long-term debt                                      799,091           952,075          612,855
         Depreciation and amortization                                             576,727           351,985          124,959
         Issuance of common stock in lieu of cash                                  274,863            69,100          132,310
         Gain on retirement of debt and disposal of assets                               -          (346,211)               -
         Undistributed earnings of subsidiaries                                          -          (114,961)               -
         Deferred taxes                                                            (14,647)                -                -
         Changes in operating assets and liabilities
            Accounts receivable                                                   (180,314)         (100,154)        (171,276)
            Inventory                                                             (400,734)         (233,221)        (269,856)
            Other current assets                                                    86,403           124,353           (9,484)
            Other assets                                                             6,227           110,764           46,644
            Accounts payable                                                       739,317          (555,802)          26,480
            Accrued expenses and taxes payable                                    (257,503)          879,332         (148,236)
                                                                           ---------------   ---------------  ---------------
                Net cash used by operating activities                             (461,174)         (565,307)      (1,699,435)
                                                                           ---------------   ---------------  ---------------

Cash flows from investing activities
  Acquisition of business, net of cash of $0 in 2000,
      $595,995 in 1999 and $0 in 1998                                              (10,000)         (885,098)               -
  Expenditures for property and equipment                                         (251,492)       (1,002,781)      (1,910,484)
  Proceeds from sales of property                                                        -           126,565                -
                                                                           ---------------   ---------------  ---------------
                Net cash used by investing activities                             (261,492)       (1,761,314)      (1,910,484)
                                                                           ---------------   ---------------  ---------------

Cash flows from financing activities
  Redemption of serial preferred stock                                            (168,150)                -                -
  Proceeds from long-term debt                                                     411,224           636,323       10,805,307
  Payment of long-term debt                                                       (870,996)          (85,962)      (4,607,750)
  Debt issuance costs                                                                    -                 -         (949,673)
  Net short-term proceeds                                                                -            20,553          324,200
  Issuance of common stock                                                               -         1,967,960                -
  Dividends paid                                                                         -           (31,805)         (31,578)
  Dividends paid to minority interest                                                    -                 -          (14,400)
                                                                           ---------------   ---------------  ---------------
                Net cash provided (used) by financing activities                  (627,922)        2,507,069        5,526,106
                                                                           ---------------   ---------------  ---------------
Effect of foreign exchange rates and cash                                          (69,765)                -                -
                                                                           ---------------   ---------------  ---------------
Increase (decrease) in cash and cash equivalents                                (1,420,353)          180,448        1,916,187
Cash and cash equivalents - beginning                                            2,348,989         2,168,541          252,354
                                                                           ---------------   ---------------  ---------------
Cash and cash equivalents - ending                                         $       928,636    $    2,348,989  $     2,168,541
                                                                           ===============   ===============  ===============

                        See notes to the consolidated financial statements.




                                              Regency Affiliates, Inc. and Subsidiaries
                                          Consolidated Statements of Cash Flows (continued)


                                                                                        Years Ended December 31,
                                                                           --------------------------------------------------
                                                                                2000              1999             1998
                                                                           ---------------   ---------------  ---------------
Supplemental  disclosures  of cash flow  information:
  Cash paid during the year for:

      Interest (includes prepayment penalty of $216,702 in 1998)          $        374,490    $     259,652   $     746,413
      Income taxes                                                                 319,453           78,415          82,350

Supplemental disclosures of noncash investing and financing activities:

  In 2000, the Company issued 95,877 shares of common stock in exchange for 885 shares of Series E preferred stock.

  In 2000, the Company issued 114,000 shares of common stock as payment for costs in connection with acquisition of Glas-Aire.

  In 2000, the Company issued 147,254 shares of common stock for services.

  In 2000, accrued compensation in the amount of $650,000 payable to an officer was converted to debt.

  In 1999,  the Company  issued:  10,828  shares of common stock in exchange for
  88.5 shares of Series E mandatory redeemable preferred stock; 121,000 shares of common stock to retire the zero coupon bonds issued by NRDS; 47,736 shares as compensation to its board of directors; and 30,010 shares to satisfy other obligations.

  In 1999, the Company issued 1,580,425 shares of its common stock, a promissory note in the amount of $650,000 and paid cash of $1,481,093 for 51.3% of the outstanding common stock of Glas-Aire Industries Group, Ltd. In connection therewith, the Company acquired assets and assumed certain liabilities as follows:

         Fair value of assets acquired, including goodwill                                  $     5,304,776
         Cash paid                                                                               (1,481,093)
         Promissory note issued                                                                    (650,000)
         Common stock issued                                                                     (1,359,380)
                                                                                             ---------------
         Liabilities assumed                                                                $     1,814,303
                                                                                             ===============

 In 1998, the Company issued 187,000 shares of common stock as compensation to Mr. William R. Ponsoldt, Sr., the Company's President.

 In 1998, the Company issued 10,000 shares of common stock held in treasury of two of its employees as additional compensation.

               See notes to the consolidated financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1.   Summary of Significant Accounting Policies

          A. Principals of Consolidation and Nature of Business - The consolidated financial statements include the accounts of Regency Affiliates, Inc. (the "Company"), its wholly owned subsidiaries, Rustic Crafts International, Inc. ("Rustic Crafts"), and Speed.com, Inc., its 80% owned subsidiaries, National Resource Development Corporation ("NRDC"), Transcontinental Drilling Company ("Drilling") and RegTransco, Inc. ("RTI") and its 50% owned subsidiary, Glas-Aire Industries Group, Ltd. ("Glas-Aire") since September 23, 1999, the date in which the Company achieved an ownership interest greater than 50%. All significant intercompany balances and transactions have been eliminated in consolidation.

               Regency Affiliates, Inc.'s (Registrant's) share of consolidated net assets at December 31, 2000 and 1999 consists principally of cash and cash equivalents of approximately $12,000 and $1,442,000, respectively, investment in partnerships of approximately $24,576,000 and $19,959,000, respectively, property, plant and equipment of approximately $27,300 and $12,000, respectively, and liabilities of approximately $12,303,000 and $11,578,000, respectively.

          B.   Revenue  Recognition  -  The  Company's   subsidiaries  recognize
               revenue from the sale of goods upon shipment to their respective customers.

          C. Earnings Per Share - Basic earnings per share are computed by dividing net income attributable to common shareholders (net income less preferred stock dividend requirements and periodic accretion if applicable) by the weighted average number of common shares outstanding during the year. Diluted earnings per share computations assume the conversion of Series E, Series B, and Junior Series D preferred stock during the period that the preferred stock issues were outstanding. If the result of these assumed conversions is dilutive, the dividend requirements and periodic accretion for the preferred stock issues are reduced (See Note 8).

               The weighted average number of shares used in basic earnings per share computations for 2000, 1999 and 1998 was approximately 13,085,106 and 12,664,000 and 12,546,000, respectively. The weighted  average  number of shares  used in the  computation  of diluted earnings per share for 2000, 1999 and 1998 was approximately 14,864,004, 14,923,000 and 14,892,000, respectively. The shares of the Company held by Glas-Aire are treated as treasury shares for earnings per share computations. The Company's stock was thinly traded in the over-the-counter market on the bulletin board section until late 1999. In 1999, 1998 and 1997, market prices of $.587, $.984 and $.547 per share, respectively, were utilized in the conversion formulas for the computation of diluted earnings per share. In 2000, 1999 and 1998, if market prices of $.406, $.563 per share, and $.437 per share, respectively, the lowest bid price of the Company's common shares during the year, were used in the conversion formulas, the weighted average number of shares utilized in the computation of diluted earnings per share would amount to approximately 15,061,106, 15,435,000 and 15,169,000, respectively, yielding diluted earnings per share of $.14, $.15 and $.12, respectively.

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1.     Summary of Significant Accounting Policies (Continued)

           C.  Earnings Per Share (Continued)

               Earnings per common share attributable to extraordinary gain (net of tax) for 1999 are: Earnings per common share - basic of $.03 and earning per common share - diluted of $.02.

          D. Fair Value of Financial Instruments - The fair values of cash, accounts receivable, accounts payable and other short-term obligations approximate their carrying values because of the short maturity of these financial instruments. The carrying values of the Company's long-term obligations approximate their fair value. In accordance with Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," rates available at balance sheet dates to the Company are used to estimate the fair value of existing debt.

          E. Cash and Cash Equivalents - Cash and cash equivalents represent cash and short-term highly liquid investments with original maturities of three months or less. The Company places its cash and cash equivalents with high credit quality financial institutions which may exceed federally insured amounts at times.

          F. Inventory - Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Market value for raw materials is defined as replacement cost and for work-in-progress and finished products as net realizable value. Inventory is comprised of the following at December 31, 2000 and 1999:

                                               2000            1999
                                          -------------  -------------
        Finished products                $     819,738    $   596,830
        Work-in-process                        274,988        455,503
        Raw materials and supplies           1,149,000        790,659
                                          -------------- -------------
                                         $   2,243,726    $ 1,842,992
                                         ==============  =============

          G. Property, Plant and Equipment - Property, plant and equipment are carried at cost. Depreciation is provided over the estimated useful lives of the assets by the use of the straight-line and declining balance methods. These items consist of the following at December 31, 2000 and 1999:

                                                   Property, Plant and
                                                       Equipment

                                           ---------------------------------
                                                2000              1999
                                           ---------------   ---------------
     Land                                  $   100,000      $    100,000
     Buildings                               2,307,411         2,307,411
     Leasehold improvements                    320,636           311,447
     Machinery and equipment                 3,390,195         3,147,892
                                           ---------------   ---------------
                                             6,118,242         5,866,750
     Accumulated depreciation                1,775,072         1,438,859
                                           ---------------   ---------------
                                           $ 4,343,170      $   4,427,891
                                           ===============   ===============

          Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $399,362, $295,193 and $81,056, respectively.

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

 Note 1.    Summary of Significant Accounting Policies (Continued)

           H. Aggregate Inventory - Inventory, which consists of 70+ million short tons of previously quarried and stockpiled aggregate rock located at the site of the Groveland Mine in Dickinson County, Michigan, is stated at lower of cost or market. The Company is also subject to a royalty agreement which requires the payment of certain royalties to a previous owner of the aggregate inventory upon sale of the aggregate.

               During the years ended December 31, 2000, 1999 and 1998, the Company made only casual sales of aggregate. Aggregate is primarily sold for railroad ballast, road construction, construction along shore lines and decorative uses. The market for aggregate stone is highly competitive and, as shipping costs are high, the majority of sales, if any, can be anticipated to be made locally. Other companies that produce rock and aggregate products are located in the same region as the Groveland Mine. Many of these competitors have greater financial and personnel resources than the Company.

               The Company continues to have discussions with several companies regarding the possible sale of its interest in NRDC. To facilitate the discussions concerning a possible sale, the zero coupon bonds (secured by the aggregate inventory) which had been issued by NRDC were retired in 1999 by the issuance of 121,000 shares of the Company's common stock.

               The Company has installed limited aggregate crushing and marketing operations at the Groveland Mine in an informal joint venture with another company. Pending the outcome of current discussions regarding the possible sale of the Company's interest, the Company is exploring the possibility of establishing a permanent infrastructure during the year 2001 to commercialize the inventory of previously quarried and stockpiled aggregate at the Groveland Mine in cooperation with an experienced aggregate supply company.

          I. Goodwill - Goodwill resulted from the acquisition of Rustic Crafts in 1997 and Glas-Aire in 1999. The goodwill is being amortized straight-line over a period of 15 years. Accumulated amortization was $208,623 and $135,946 at December 31, 2000 and 1999, respectively.

          J. Debt Issuance Costs - Debt issuance costs are recorded at cost and are being amortized over 66 months, the life of the related loan using the effective interest method. Accumulated amortization was $398,329 and $239,179 at December 31, 2000 and 1999, respectively.

          K. Income Taxes - The Company utilizes Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax basis of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those temporary differences that have future tax consequences using the current enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. In some situations SFAS 109 permits the recognition of expected benefits of utilizing net operating loss and tax credit carryforwards. Valuation allowances are established based upon management's estimate, if necessary. Income tax expense is the current tax payable or refundable for the period plus or minus the net exchange in the deferred tax assets and liabilities.

          L. Foreign Currency Translation - Glas-Aire's functional currency is the Canadian dollar and its operations have been translated into the U. S. dollar using Statement of Financial Accounting Standards No. 52.

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

 Note 1.  Summary of Significant Accounting Policies (Continued)

          M. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          N. Reclassifications - Certain reclassifications were made to prior period financial statement presentations to conform with current period presentations.

Note 2.   Investment in Glas-Aire

          On April 22, 1999, the Company, through its wholly-owned subsidiary Speed.com, Inc., acquired 513,915 shares of the common stock of Glas-Aire in exchange for the issuance of a promissory note of $650,000 due January 1, 2000, at an interest rate of 7.5% per annum, which note was guaranteed by Mr. Ponsoldt, Sr., President of the Company and $1,213,000 in cash. The cash was obtained from an affiliate of a shareholder through the issuance of an unsecured demand note at 7.5% per annum. The Company also purchased 3,000 shares of the common stock of Glas-Aire on the open market. On August 2, 1999, the Company acquired 41,600 shares of the common stock of Glas-Aire on the open market for $119,619. The funds were provided by an affiliate of a shareholder on an unsecured basis. On August 14, 1999, the Company sold 2,852,375 shares of its common stock to Glas-Aire for cash of
          $1,967,960 and 86,000 shares of Glas-Aire common stock for an aggregate consideration of $2,281,900. On September 23, 1999, the Company closed a common stock exchange agreement with certain shareholders of Glas-Aire. Under the agreement, the Company, in a private transaction, issued 1,188,000 shares of its restricted common stock to such shareholders in exchange for 288,000 newly issued shares of Glas-Aire stock. On May 17, 2000 the Company also issued 114,000 shares of it's restricted common stock as additional consideration pursuant to the common stock exchange agreement.

          With the closing of the agreement, the Company owned 51.3% of the then outstanding common shares of Glas-Aire. Through December 31, 2000 the Company has increased the number of common shares of Glas-Aire to 1,220,123 by virtue of the receipt of 287,608 common shares as the result of stock dividends. At December 31, 2000 such shares owned by the Company represented 50.1% of Glas-Aire's total issued and outstanding common shares.

          The Company accounted for the investment in Glas-Aire on the equity method from April 22, 1999 until September 23, 1999 when the Company's ownership exceeded 50%, whereupon the Company began to consolidate the accounts of Glas-Aire (Note 1A.). Income recognized under the equity method related to Glas-Aire in 1999 was $114,961 and is included in other income in the Consolidated Statement of Operations. The common shares of the Company, held by Glas-Aire, are treated as treasury shares in these financial statements.

          Glas-Aire is a leading designer, developer, manufacturer and world-wide marketer of sunroof deflectors, hood protectors and rear air deflectors for automobiles, vans and light trucks. Glas-Aire's corporate offices and manufacturing facilities are located in Vancouver, Canada. The following unaudited pro forma consolidated results of operations assumes that the consolidation of Glas-Aire occurred at January 1, 1999. The pro forma results are for illustrative purposes only and do not purport to be indicative of the actual results which would have occurred had the transaction been consummated at an earlier date, nor are they indicative of results of operations which may occur in the future.

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 2.   Investment in Glas-Aire (Continued)


                                                               1999
                                                            (Unaudited)
                                                          ---------------
     Net sales                                            $  13,638,300
     Net income                                               2,358,800
     Net income applicable to common stock                    2,307,600
     Net income per common shares
       Basic                                                        .19
       Diluted                                                      .16

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

Note 4.     Investment in Partnerships

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

            In the year ended December 31, 2000, the Company's income from its equity investment in the Partnership was $4,712,615. These funds, however, are presently committed for the amortization of the outstanding principal balance on Security's real estate mortgage and, while the Company's equity investment has increased to
            $24,565,881 the partnership does not provide liquidity to the Company in excess of the $100,000 annual management fee.

            For the years ended  December 31, 2000,  1999 and 1998,  the Company
            earned  $106,251,   $101,326,   and  $102,278,   respectively,   for
            management services provided to Security.

            Security was organized to own and operate two buildings containing approximately 717,000 net rentable square feet consisting of a two-story office building and a connected six-story office tower. The building was purchased by Security in 1986 and is located on approximately 34.3 acres of land which is also owned by Security. The building has been occupied by the United States Social Security Administration's Office of Disability and International Operations for approximately 25 years under leases between the United States of America, acting by and through the General Services Administration ("GSA"). Effective November 1, 1994, Security and the GSA entered into a nine-year lease (the "Lease") for 100% of the building. The Lease, among other provisions, requires substantial renovations and improvements to the building, which were completed in 1998. Security has received

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

 Note 4.    Investment in Partnerships (Continued)

            an opinion of the Assistant General Counsel to the GSA that lease payments are not subject to annual appropriation by the United States Congress and the obligations to make such payments are unconditional general obligations of the United States Government.

            The Company accounts for the investment in partnership on the equity method, whereby the carrying value of the investment is increased or decreased by the Company's allocable share of Security's book income or loss. The investment in partnership included in the Consolidated Balance Sheets at December 31, 2000 and 1999 was $24,565,881 and $19,959,517, respectively. The income from the Company's equity investment in the Partnership for the years ended December 31, 2000, 1999 and 1998 was $4,712,615, $4,261,212 and $3,950,090,
            respectively. The undistributed earnings from the Company's equity investment in the Partnership as of December 31, 2000 and 1999 amounted to $24,215,881 and $19,609,517, respectively.

            Summarized Financial information for Security is as follows:


                                                                                    2000              1999
                                                                               ---------------   ---------------
Balance Sheet Data

  Cash and receivables                                                        $      1,066,481 $       1,154,601
  Restricted cash                                                                    3,843,022         3,413,241
  Real estate, net                                                                  45,692,368        48,112,653
  Other assets                                                                         573,533           862,130
                                                                               ---------------   ---------------

      Total assets                                                                  51,175,404        53,542,625
                                                                               ===============   ===============

  Accounts payable and accrued expenses                                                714,389           564,628
  Project note payable                                                              23,269,305        29,818,288
  Other liabilities                                                                  2,311,650         3,128,137
                                                                               ---------------   ---------------

      Total liabilities                                                             26,295,344        33,511,053

  Partners' capital:
      Regency Affiliates, Inc.                                                      24,565,884        19,959,517
      Other partners                                                                   314,176            72,055
                                                                               ---------------   ---------------
         Total partners' capital                                                    24,880,060        20,031,572
                                                                               ---------------
                                                                              $     51,175,404 $      53,542,625
         Total liabilities and partners' capital
                                                                               ===============   ===============




                                                                   2000              1999             1998
                                                              ---------------   --------------   ---------------
Statement of Operations Data

  Revenues                                                   $     13,311,337 $     13,244,631  $     13,207,758
  Expenses                                                          6,394,400        6,229,300         6,074,879
                                                              ---------------   --------------   ---------------
  Net operating income                                              6,916,937        7,015,331         7,132,879
  Other expenses                                                   (1,956,606)      (2,529,846)       (2,974,574)
                                                              ---------------   --------------   ---------------
  Net income                                                 $      4,960,331 $      4,485,485  $      4,158,305
                                                              ===============   ==============   ===============

  See Note 13. Contingencies, Risks and Uncertainties related to the Company's investment in Security.

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

 Note 4.  Investment in Partnership (Continued)

          Effective November 30, 2000 the Company invested $10,000 for a 5% limited partnership interest in 1500 Wood Lawn Limited Partnership, the general partner of Security.

Note 5.   Note Payable

          The Company's subsidiary, Rustic Crafts, has established a $1,000,000 line of credit with PNC Bank. The line of credit expires on May 18, 2001 and is renewable annually, and bears interest at the Bank's prime rate minus one- half percent (9% at December 31, 2000). The accounts receivable, inventory and other assets, such as property and equipment, of Rustic Crafts have been pledged as collateral to secure the line of credit. Rustic Crafts has agreed to maintain certain net worth, current ratio and debt service coverage and is in compliance with these requirements at December 31, 2000. The line of credit is guaranteed by the Company. At December 31, 2000 and 1999, the amounts outstanding under the line of credit were $616,174 and $431,000, respectively.

          In connection with the acquisition of the common shares of Glas-Aire, the Company issued a promissory note in the amount of $650,000 to the seller of the shares. The note bears interest at the rate of 7.5% and is secured by a first priority interest in 200,000 shares of Glas-Aire. The outstanding balance at December 31, 1999 was $600,000. The note was repaid in January 2000.

          The Company's subsidiary, Glas-Aire, has established a Canadian $1,000,000 (U.S. $680,000) revolving line of credit due on demand with a Canadian bank. The line of credit is collateralized by accounts receivable, inventories certain equipment and other assets and bears interest at the rate of the Canadian bank's prime rate plus one-half percent (6.6%). The credit facility is renewable annually. At December 31, 2000 and 1999, the amounts outstanding under the line of credit were $0 and $118,262, respectively.

          The Company has outstanding $126,000 of demand notes bearing interest at 10%, payable to a shareholder. Additionally, the Company has outstanding a $650,000 demand note bearing interest at a rate of prime minus one percent to its President. These obligations are secured by the shares of Glas-Aire owned by the Company.

          On October 24, 2000, the Company obtained a commitment for a short term loan of $100,050 from a bank bearing interest at the prime rate plus three-fourths percent, adjusted monthly. As of December 31, 2000 $76,000 remained outstanding; the interest rate was 10.25%. This obligation is guaranteed by two shareholders, one of whom is a former officer and director of the Company.

Note 6.   Long-Term Debt

          KBC Bank Loan - On June 24, 1998, the Company refinanced the long-term debt previously outstanding with Southern Indiana Properties, Inc. ("SIPI") and entered into a Loan Agreement (the "Loan") with KBC Bank N.V. ("KBC"). Under the terms of the Loan Agreement, KBC advanced $9,383,320. The due date of the Loan is November 30, 2003 with interest at the rate of 7.5% compounded semi-annually on each June 1 and December 1, commencing December 1, 1998. The interest may be paid by the Company in cash on these semi-annual dates or the Company may elect to add the interest to the principal of the Loan then outstanding. As of December 31, 2000 and 1999, the amount outstanding under the Loan is $11,311,808 and $10,512,717, respectively, including $1,928,488 and $1,129,397 of interest, through December 31, 2000 and 1999, respectively.

          The Loan is secured by all of the Company's interest in Security, including the Company's interest in all profits and distributions, other than the payment of management fees of $100,000 annually, and all of the Company's rights, powers, and remedies under the Security Land and Development Company Limited Partnership Agreement as amended and restated. The security agreement requires the Company to maintain a certain ratio of debt to

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 6.   Long-Term Debt (Continued)

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

          Mortgage Loan - On March 25, 1998, Rustic Crafts purchased a building of 126,000 square feet located in Scranton, Pennsylvania. The purchase of this facility was funded in part by a first mortgage term loan in the amount of $960,000. The first mortgage term loan is payable in consecutive monthly installments over 10 years with a 20 year amortization. The balance outstanding at December 31, 2000 and 1999 was $903,065 and $915,667, respectively.

          Equipment Loans - In connection with the purchase of the building, PNC Bank loaned the Company a total of $767,000 to finance the acquisition of new equipment and to install such equipment in the facility. Principal payments on one loan of $604,000 are due to begin March 2000 for 120 months in amounts sufficient to amortize the outstanding balance over twenty years from March 2000. In March 2000 the interest rate changed to the average weekly yield on U.S. Treasury Bills, plus 200 basis points. The remaining loan in the original amount of $163,500 is payable in equal monthly installments of $2,518. The outstanding balance of these loans was $730,797 and $747,855 at December 31, 2000 and 1999, respectively.

          In June 1999, Rustic Crafts obtained an additional loan from PNC Bank for the purpose of funding additional equipment purchases and working capital in the amount of $156,000. The loan is payable in equal monthly installments, including principal and interest, of $3,153. The outstanding balance was $118,927 and $146,263 at December 31, 2000 and 1999, respectively.

          The interest rates on the mortgage loan and the equipment loan vary from 7.52% to 8.50% as of December 31, 2000.

          Rustic Crafts' real and personal property, equipment, accounts receivable, inventory and other general intangibles are pledged as security for the loans. The loans are also guaranteed by Regency Affiliates, Inc., the parent company. The security agreement requires Rustic Crafts to maintain certain financial ratios. Rustic Crafts was in compliance with such ratios at December 31, 2000.

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 6.     Long-Term Debt (Continued)

            Vehicle Note - Rustic Crafts had an outstanding a vehicle note in the amount of $11,922 at December 31, 1999.

            Lease Obligations - Glas-Aire has two long-term lease obligations to purchase equipment. These obligations were five year capital leases and have been recorded as a capital asset and long-term debt. The Equipment, with a cost of $292,273 and $303,171 and accumulated depreciation of $46,764 and $18,980, as of December 31, 2000 and 1999, respectively, is pledged as collateral for the leases. The terms of the leases require equal monthly installments of $7,484 including principal and interest over a five year period. Interest rates on the leases range from 6.5% to 8.6%. The total outstanding balance of these lease obligations is $136,254 at December 31, 2000 and $196,020 at December 31, 1999.

            The  minimum  lease  payments   required  under  capital  leases  of
            manufacturing equipment expiring together with the balance of the obligation are as follows:

                   2001                                   $         57,586
                   2002                                             32,345
                   2003                                             32,345
                   2004                                             31,997
                                                           ---------------
                   Total minimum lease payments                    154,273
                   Option to purchase                                3,912
                                                           ---------------
                                                                   158,185

                   Less amounts representing interest
                       at 6.5% to 8.6% per annum                    21,931
                                                           ---------------
                                                                   136,254

                   Less current portion                             42,971
                                                           ---------------

                                                          $         93,283
                                                           ===============

            Zero Coupon Bonds - The zero coupon non-recourse secured bonds, due January 2, 2002, had a face value of $542,000 and a carrying value of $414,700 at December 31, 1998. The bonds were issued by NRC and the difference (discount) between the face value and carrying value was being amortized utilizing the interest method at 9%. Interest expense related to the bonds for 1999 and 1998 was $36,905 and $31,200, respectively.

            In 1999, certain bondholders agreed to exchange these zero coupon bonds for 121,000 shares of the Company's common stock at an agreed upon per share value of $1.00. Also, a significant amount of the bonds were retired in connection with the Agreement of the Company to discontinue certain claims against one of the bondholders. The exchange of common stock for the bonds and settlement of the claims resulted in a gain on retirement of debt of $330,605 (net of tax of $-0-, due to available net operating loss carryforward), which is reflected in the accompanying statement of operations as an extraordinary gain.

            Required annual principal payments (based on the current carrying value of debt securities) on long-term debt at December 31, 2000 are:

                   2001                              $         85,539
                   2002                                        95,974
                   2003                                    11,415,452
                   2004                                        95,776
                   2005                                        80,061
                   Thereafter                               1,291,794
                                                      ---------------
                                                     $     13,064,596
                                                      ===============

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 7.   Minority Interest

          Statesman Group, Inc. has a 20% minority interest in the Company's three 80% owned subsidiaries. In addition, Statesman holds a significant common stock interest and holds significant options (see
          Note 9) in the Company.

Note 8.   Serial Preferred Stock

          At December 31, 2000 and 1999, the Company had 5,000,000 authorized shares of $.10 par value serial preferred stock. Serial preferred stock at December 31, 2000 and 1999, all of which is convertible (other than Series C) and cumulative, consists of:

          Mandatory Redeemable Shares - Series E, $100 stated value, 12.5% cumulative


                                                            Shares                                  Value
                                               --------------------------------       ---------------------------------
                                                 Designated       Outstanding            Carrying         Liquidation
                                               ---------------   --------------       ---------------   ---------------

Balance December 31, 1998                          566,400            2,567          $   237,250       $   256,650

Converted to common shares                              -              (89)               (8,850)           (8,850)

Accretion                                               -                -                19,400                 -
                                               ---------------   --------------       ---------------   ---------------

Balance, December 31, 1999                         566,400            2,478               247,800           247,800
                                               ===============   ==============       ===============   ===============

Converted to common shares                              -             (885)              (88,500)          (88,500)

Redeemed                                                -           (1,593)             (159,300)         (159,300)
                                               ---------------   --------------       ---------------   ---------------

Balance, December 31, 2000                         566,400                -                     -                 -
                                               ===============   ==============       ===============   ===============



      Redeemable Shares at Company's Option


                                             Shares                                        Value
                                --------------------------------   ------------------------------------------------------
                                                                                          2000                  1999
                                  Designated       Outstanding        Carrying         Liquidation          Liquidation
                                ---------------   --------------   ---------------   ---------------       --------------

Series C, $100 stated
  value, cumulative                 210,000          208,850        $  229,136       $  20,885,000 (a)   $   20,885,000   (a)

Series B, $10 stated
  value, 6% cumulative              370,747          370,747           566,912           3,707,470            3,707,470

Junior Series, D, $10
  stated value,
  7% cumulative                      26,000           25,694           256,940             382,842 (b)          382,842   (b)
                                ---------------   --------------   ---------------   ---------------       --------------
                                    606,747          605,291       $ 1,052,988      $   24,975,312        $  24,975,312

                                ===============   ==============   ===============   ===============       ==============


                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 8.     Serial Preferred Stock (Continued)

            (a) This represents the estimated maximum possible liquidation value of the Series C preferred shares, which is defined as the lesser of: 1) net proceeds of the assets of NRDC or 2) the redemption value (defined below). In the event of liquidation, the Series C shares are senior to all other shares of the Company's stock, with the exception of the Series E shares.

            (b) The liquidation value of the Junior Series D shares includes accrued and unpaid dividends of $125,902 and $125,902 at December 31, 2000 and 1999, respectively.

            On January 31, 2000, the holders of the Series E preferred stock either converted their preferred shares to the Company's common stock or received cash equal to the par value of the shares, plus accrued dividends. The Company issued 95,877 of its common shares in exchange for 885 shares of preferred stock and paid cash in the amount of $159,300 for 1,593 shares.

            Series C. - The Series C shares were issued on July 7, 1993 as part of the transaction to acquire an 80% interest in NRDC. The cumulative dividend right is equal to 20% (not to exceed $500,000) of annual after tax earnings of NRDC. At the Company's option, the Series C may be redeemed at the lesser of (a) the stated value plus accrued and unpaid dividends or (b) the fair market value of the common stock interest acquired by the Company in NRDC.

            Series B - The Series B shares were issued in 1991 as part of a restructuring plan limited to senior lenders and was issued in exchange for all obligations and any claims or causes of action relating to the Company's obligations and guarantees. Such preferred stock includes, among other provisions and preferences, the following:

            (a) A 60% cumulative dividend right commencing on the 24th month from the consummation of a defined "initial business combination transaction" (which occurred with the acquisition of Rustic Crafts in 1997 (see Note 3)) and if the Company has reached a defined ratio of earnings to fixed charges. In addition, dividends accrue for a period of 35 additional months without cash payment.

            (b) At the Company's option, the shares may be redeemed, subject to certain limitations, by cash payment or by exchanging shares of its common stock at 77% of its stated value divided by the quoted market value of its common stock.

            (c) A contingent conversion provision which conversion right, and the Company common shares to be issued in connection with the conversion, would be based on the stated value divided by the average bid and asked price for the 90 days preceding the conversion date of the Company's common shares. In addition, the number of the Company's common shares to be received upon conversion is subject to certain limitations.

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

            Generally, no dividends can be paid on the Company's common stock until all cumulative dividends on the serial preferred stock have been paid. Additionally, no dividends on the Company's common shares can be paid if the Company is in default or in arrears with respect to any sinking or analogous fund or any call or

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 8.     Serial Preferred Stock (Continued)

            tenders or other agreement for the purchase, redemption or other retirement of shares of preferred stock. No provision for dividends has been made for the Company's Series B and C "increasing rate preferred stock," as defined in Staff Accounting Bulletin Topic 5Q, due to the contingent nature of dividends on such shares.

            Generally the preferred shares have limited voting rights. However, in the event dividends payable on the Series C and E shares, respectively, are accumulated and unpaid for seven quarterly dividends (whether or not declared and whether or not consecutive), the holders of record of the Series C shares, shall thereafter have the right to elect two directors (each) until all arrears in required cash dividends (whether or not declared) on such shares have been paid. The Company's bylaws provide for eight members on its Board of Directors. At December 31, 2000 the company had no accumulated and unpaid dividends on Series C preferred shares.

Note 9.     Stock Options/Stock Option Plans

            Effective June 3, 1997, the Company issued options to purchase 6.1 million shares of common stock to Statesman Group, Inc. The options were issued to Statesman in order to secure the release of Mr. William R. Ponsoldt, Sr. to serve as President and Chief Executive Officer of the Company and to recognize in part, the amendment to the Series C preferred shares under which Statesman forfeited certain common stock conversion rights with respect thereto. Statesman also agreed to provide loan guarantees not to exceed the sum of $300,000 upon the request of the company and a showing of reasonable need. Statesman and/or its affiliated interests have provided loan guarantees and/or unsecured prime interest rate direct loans to the Company exceeding $2,000,000 since June 1997. Pursuant to the Amended and Restated Agreement between the Company and Statesman, until their date of expiration, the options shall be exercisable at any time in whole or in part at a price equal to the lower of (a) the closing trading price as of the most recent date on which at least 10,000 shares of such stock were traded or (b) the average closing trading price of the shares during the ninety day period immediately preceding the date of exercise. The Company agreed to reserve sufficient shares to meet the requirements of the options. The options became exercisable immediately and remain exercisable until April 15, 2007. At the option of Statesman, payment may be made by Statesman for exercise of the options, in whole or in part, in the form of a promissory note executed by Statesman, secured only by a pledge of the shares purchased, which promissory note will accrue interest for any quarter at the prime rate in effect on the last day of the quarter at Chase Manhattan Bank, with interest and principal payable in a balloon payment five years after the date of execution of the note, provided that if the Company's Board of Directors reasonably determines that exercising the options by delivery of a note would render the respective purchase of shares void or voidable, then the board may require, as a condition to exercise of the options, that Statesman either (i) pay at least the par value of the shares in cash (with the balance paid by delivery of a note) or (ii) provide acceptable collateral other than the shares themselves to secure payment of the note. The Company has determined that these options have no readily determinable fair value consistent with the provisions of SFAS No.
            123. therefore, the Company has not recognized any cost associated with the issuance of these options and net earnings per share for 1997 have not reflected any such costs.

            In 2000 and 1999, the Company issued 90,000 and 90,000, respectively, non-qualified common stock options at the exercise price of $.84 and $.93, respectively, the fair market value of the Company's common stock on the date of grant, to the directors in accordance with the Director's Compensation Program approved by the shareholders. The 2000 and 1999 options will vest completely on February 5, 2001 and 2000, and are exercisable until August 5, 2005 and 2004, respectively.

            The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for options. The Company has elected to treat these option awards to directors as employee based compensation and therefore has not recorded the estimated value of these options in the accompanying statement of operations. The fair value of the Company's stock-based compensation to directors was estimated using the Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 9.     Stock Options/Stock Option Plans (Continued)

            the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. The Company's stock-based compensation has characteristics significantly different from those traded options and changes in the subjective input can materially affect the fair value estimate. The fair value of the Company's stock awards was estimated assuming the following assumptions: no expected dividends, risk free interest rate of 5.9% expected average life of approximately 3.5 to 5 years and expected stock price volatility of 40.69% in 2000 and 55.46% in 1999. The weighted average fair value of options granted was $.38 during 2000 and $.43 during 1999.

            A subsidiary of the Company, Glas-Aire, also issued 60,000 options for its common stock to its directors in 1999. The assumptions related to the Glas-Aire options were: no expected dividend, risk free interest rate of 5.64%, expected average life of 3 years and expected stock price volatility of 216%. The weighted average fair value of options granted was $4.04.

            Had compensation cost for the options been determined based on the fair value at the grant dates for the awards, net income and net income per common share basic and diluted would have been as follows for 2000:

                                                        As Reported          Pro Forma
                                                      ----------------    --------------
        Net income                                   $    2,155,254   $       2,121,054
        Net income attributable to common shares          2,155,254           2,121,054
        Net income per common share:
          Basic                                                 .16                 .16
          Diluted                                               .14                 .14


          The following is a summary of the status of the Company's options for 2000:

                                                                                                             Average
                                                                                                             Exercise
                                                                                         Options              Price
                                                                                     ----------------    ----------------
        Outstanding at beginning of year                                                  90,000          $     0.93
        Issued                                                                            90,000                0.84
        Cancelled                                                                             -                 -
                                                                                     ----------------    ----------------
Outstanding at end of year                                                               180,000          $     0.89
                                                                                     ================    ================


          The following table summarizes information about options outstanding at December 31, 2000:


        Number of outstanding and exercisable                                               180,000   shares
        Average remaining contractual life                                                     4.15   years
        Exercise price                                                                 $.84 to $.93   per share


          Had compensation cost for the options been determined based on the fair value at the grant dates for the awards, net income and net income per common share (basic and diluted) would have ben as follows for 1999:


                                                                                       As Reported          Pro Forma
                                                                                     ----------------    ----------------
        Net income                                                                  $     2,292,922      $    2,160,768
        Net income attributable to common shares                                          2,223,731           2,091,577
        Net income per common share:
          Basic                                                                                 .18                 .17
          Diluted                                                                               .15                 .14


                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 9.     Stock Options/Stock Option Plans (Continued)

            The following is a summary of the status of the Company's options for 1999:

                                                                                                             Average
                                                                                                             Exercise
                                                                                         Options              Price
                                                                                     ----------------    ----------------
        Outstanding at beginning of year                                                    -           $     -
        Issued                                                                           90,000              0.93
        Cancelled                                                                           -                 -
                                                                                     ----------------    ----------------
        Outstanding at end of year                                                       90,000          $   0.93
                                                                                     ================    ================

          The following table summarizes information about options outstanding at December 31, 1999:

        Number of outstanding and exercisable                 90,000   shares
        Average remaining contractual life                      4.65   years
        Exercise price                                          $.93   per share

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

            At December 31, 2000 and 1999, the Company's net deferred tax asset, utilizing a 34% effective tax rate, consists of:


                                                            2000              1999
                                                     ---------------   ---------------
        Deferred tax assets:
          Investment partnership earnings           $     2,214,000   $     2,731,000
          Net operating loss carry forward                9,606,000         9,940,000
          Alternative minimum tax credits                   493,000           454,000
          Valuation allowance                           (12,313,000)      (13,125,000)
                                                     ---------------   ---------------

              Subtotal                              $          -       $       -
                                                    ===============   ===============


                                                            2000              1999
                                                      ---------------   ---------------
        Deferred tax liabilities:
          Depreciation                                     (402,048)         (416,695)
                                                      ---------------   ---------------

              Net deferred tax liabilities           $     (402,048)   $     (416,695)
                                                     ===============  ================

            The valuation allowance was established to reduce the net deferred tax asset to the amount that will more likely than not be realized. This reduction is necessary due to uncertainty of the Company's ability to utilize the net operating loss and tax credit carry forwards before they expire. The deferred tax liability relates to depreciation and is due to the consolidation of the accounts of Glas-Aire in 1999. Glas-Aire files a separate return for income tax purposes.

            For regular federal income tax purposes, the Company has remaining net operating loss carryforwards of approximately $28,253,000. These losses can be carried forward to offset future taxable income and, if not

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 10.    Income Taxes (Continued)

            utilized, will expire in varying amounts beginning in the year 2001. The Company's tax returns have not recently been examined by the Internal Revenue Service ("Service") and there is no assurance that the Service would not attempt to limit the Company's use of its net operating loss and tax credit carryforwards.

            For the years ended December 31, 2000, 1999 and 1998, the tax effect of net operating loss carryforwards reduced the current provision for regular Federal income taxes by approximately $670,000, $980,000 and $583,000, respectively. At December 31, 2000, 1999 and 1998, the Company has provided $425,018, $235,309 and $98,583, respectively, for taxes, which relate to federal taxes, including alternative minimum tax liabilities (See Note 13) and state income taxes.

            The provision for income taxes is as follows:

                                                                    2000              1999              1998
                                                               --------------    ---------------   ---------------
              Current                                        $        254,760   $        212,092  $         98,583
              Deferred                                                171,533             23,217                 -
                                                               --------------    ---------------   ---------------
                                                             $        426,293   $        235,309  $         98,583
                                                               ==============    ===============   ===============

Note 11.    Employment Agreements

            On June 3, 1997, Regency entered into an Employment Agreement with William R. Ponsoldt, Sr., pursuant to which he became the President and CEO of the Company. The Agreement provides for Mr. Ponsoldt to continue in these duties until attainment of retirement age, provided that he may resign upon the provision of 30 days notice to the Company and further provided that Mr. Ponsoldt may be removed from office upon death or disability or for just cause. The Agreement provides for a base salary in annual installments, in advance, of $250,000 each, which salary is to be adjusted on January 1 of every year by any increase since the previous January 1 in the Consumer Price Index ("CPI") for All Urban Consumers, U.S. city average, as published by the U. S. Department of Labor Bureau of Labor Statistics. As additional compensation, Mr. Ponsoldt is to receive an amount equal to 20% of the Company's increase in quarterly common stock net worth, which is defined to be the difference between (i) total shareholders' equity and (ii) any shareholders' equity accounts relating to preferred stock. At December 31, 2000 and 1999, approximately $147,811 and $295,000, respectively, of additional compensation is included in accrued expenses in the consolidated balance sheets, the former to be converted to debt and secured by the common shares of Glas-Aire owned by the Company (See Note 5). The Company may elect to pay up to 50% of the additional compensation by the issuance of warrants to purchase the Company's common stock at a price equal to 50% of the average bid price for the Company's common stock for the calendar quarter for which the increased compensation is payable. The Agreement further provides for Mr. Ponsoldt to receive health and disability insurance ($100,000/year in the event of long term disability), an automobile allowance of $600/month (to be adjusted by increases in the CPI), and reimbursement of expenses. The Agreement provides that Mr. Ponsoldt will not compete with the Company for a two year period following the termination of his employment and provides for indemnification under certain circumstances. Any disputes between the Company and Mr. Ponsoldt under the Agreement are to be resolved through arbitration.

Note 12.   Related Party Transactions

          L. J. Horbach,  a director of the Company through December 5, 2000 and
          L. J. Horbach and Associates, of which Mr. Horbach is the sole owner, received $134,180 in 2000, $90,700 in 1999 and $36,800 in 1998 for
          services, expenses and certain administrative functions provided to the Company.

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

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

            (ii) The Company currently lacks the necessary infrastructure at the site of the Groveland Mine in order to permit the Company to make more than casual sales of the aggregate (See Note 1.G).

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

            (iv) As described at Note 16, both of the Company's Operating Subsidiaries (Rustic Crafts and Glas-Aire) are dependent on a limited number of customers for a substantial portion of their respective revenues. The loss of one or more of these customers could have a significant effect on the Company's results of operations.

Note 14.    Lease Commitments

            Glas-Aire leases factory, warehouse and office space and is committed to the minimum lease payment of $110,155 for each of the next two years under an operating lease for premises. Rent expense was $165,393, $113,514 and $106,312 for the eleven month period ended December 31, 2000 and for the years ended January 31, 2000 and 1999 respectively.

Note 15.    Profit Sharing Program

            In 1994, the Company's subsidiary, Glas-Aire, adopted a profit sharing program which provides that 10% of the Company's income before income taxes and provision for profit sharing may be distributed to officers and employees of the company. For the period ended December 31, 2000 the provision for profit sharing was $112,011 (January 31, 2000 - $106,684, January 31, 1999 - $89,496).

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

 Note 16.   Segment Information

            The Company's operating structure includes operating segments for Automobile Accessories (the operations of Glas-Aire, which was acquired in September 1999 (Note 2)), Home Furnishing Accessories (the operations of Rustic Crafts, which was acquired in March 1997 (Note 3)), Investment in Partnership (the investment in Security Land and Development Limited Partnership (Note 4)), and Corporate and Other. The Company operates and generates its revenue in the United States, Canada and Japan. One Home Furnishing Accessories customer accounted for approximately 16%, 19%, and 53% of consolidated sales for 2000, 1999 and 1998, respectively. Three Automobile Accessories customers accounted for 60% and 40% of consolidated sales for 2000, and 1999, respectively. On a pro forma basis, it is anticipated that these three customers would account for up to 56% of the consolidated sales in 1999.

            Information about the Company's Operations by segment follows:

                                                                Home            Investment
                                          Automobile         Furnishing             in            Corporate and
                                         Accessories        Accessories        Partnerships           Other           Consolidated
                                       ----------------   ----------------   -----------------   ----------------   ----------------
2000

Net sales                            $     10,929,775  $       3,389,977  $                - $           22,861  $       14,342,613
Income (loss) from operations                 836,521            312,324                   -         (1,962,682)           (813,837)
Other income (expense)                         90,885              8,990                   -                  -              99,875
Interest expense                               20,968            222,563                   -            930,050           1,173,581
Income from equity investment
  in partnership                                    -                  -           4,712,615                  -           4,712,615
Identifiable operating assets               5,820,746          4,828,727                   -          1,218,603          11,868,076
Investments                                         -                  -          24,575,881                  -          24,575,881
Capital expenditures                          177,136              3,486                   -             70,870             251,492
Depreciation and amortization                 251,475            189,753                   -            135,499             576,727
Income before income tax                      564,836             24,915           4,712,615         (2,477,294)          2,825,072
  expense and minority interest


                                                                Home            Investment
                                         Automobile          Furnishing             in            Corporate and
                                         Accessories        Accessories         Partnership           Other           Consolidated
                                      -----------------   ----------------   -----------------   ----------------   ---------------
1999

Net sales                            $        3,930,541  $       3,875,263    $       -          $   29,267     $     7,835,071
Income (loss) from operations                   395,027            318,446            -          (1,617,620)           (904,147)
Other income (expense)                           32,686            (30,974)           -             189,248             190,960
Interest expense                                      -            164,905            -           1,021,097           1,186,002
Income from equity investment
  in partnership                                      -                  -        4,261,212             -             4,261,212
Identifiable operating assets                 5,499,895          4,734,718             -          3,463,505          13,698,118
Investments                                           -                  -       19,959,517             -            19,959,517
Capital expenditures                            406,506            595,586             -                689           1,002,781
Depreciation and amortization                   129,002            202,959             -             20,024             351,985




Income before income tax                        367,193            186,227        4,261,212        (2,122,004)          2,692,628
  expense and minority interest


                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 16.    Segment Information (Continued)


                                                        Home            Investment
                                                     Furnishing             in            Corporate and
                                                    Accessories         Partnership           Other           Consolidated
                                                  ----------------   -----------------   ----------------   -----------------
1998

Net sales                                        $       3,697,648  $          -     $      92,191        $  3,789,839
Income (loss) from operations                              186,993            -         (1,061,388)           (874,395)
Other income (expense)                                         250            -             76,001              76,251
Interest expense                                            67,785            -          1,246,566           1,314,351
Income from equity investment
  in partnership                                                 -        3,950,090           -              3,950,090
Identifiable operating assets                            4,242,019            -          3,977,254           8,219,273
Investments                                                      -       15,799,631        108,512          15,908,143
Capital expenditures                                     1,904,321            -              6,163           1,910,484
Depreciation and amortization                              108,997            -             15,962             124,959
Income before income tax                                   144,985        3,950,090     (2,192,511)          1,902,564
  expense and minority interest


Note 17.    Quarterly Information (Unaudited)


                                                         First Quarter                                    Second Quarter
                                   ------------------------------------------------  ----------------------------------------------
                                    2000             1999             1998            2000            1999             1998
                                   -------------   --------------   ---------------  -------------   -------------   ---------------
Net sales                           $     2,139,499 $        975,154 $         631,832 $    2,971,112  $      901,022  $   718,551
Net income                                  393,252          455,472           496,959        439,350         465,068      171,675
Earnings per share:
      Basic                                     .03              .04               .04            .03             .04          .01
      Diluted                                   .03              .03               .03            .03             .03          .01


                                                         Third Quarter                                     Fourth Quarter
                                        ------------------------------------------------   -----------------------------------------
                                             2000            1999             1998             2000            1999          1,998
                                        --------------   -------------   ---------------   -------------   -------------   ---------
Net sales                             $   4,268,915  $    1,164,941  $      1,177,352 $    4,963,087 $     4,793,954    $ 1,262,104
Net income                                  585,023         490,105           530,045        737,629         882,277        595,881
Earnings per share:
      Basic                                     .04             .04               .04            .06             .06            .05
      Diluted                                   .04             .03               .03            .04             .06            .05

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has dismissed Hausser & Taylor LLP as its independent certified accountant, and has engaged the firm of Rosenberg, Rich, Baker & Berman as its independent certified accountants. Rosenberg, Rich prepared the audit of the company's financial statements for the fiscal year ended December 31, 2000.

The change of accountants was pursuant to a bidding procedure undertaken by the Audit Committee of the Board of Directors. The decision to change accountants to Rosenberg, Rich was recommended by the Audit Committee to the full Board of Directors following such procedure, with the full Board approving the change of accountants at its December 4, 2000 meeting.

Management represents as follows: (a) There have been no disputes between management and Hausser & Taylor and their reports have not contained an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles; (b) during the Company's two most recent fiscal years and any subsequent interim period, there were no disagreements with Hausser & Taylor on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure; and
(c) Hausser & Taylor expressed no disagreement or difference of opinion regarding any "reportable" event as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

In addition, during the Company's two most recent fiscal years and any subsequent interim period, Hausser & Taylor has not advised the Company that:
(a) the internal controls necessary to develop reliable financial statements did not exist; (b) information had come to the attention of Hausser & Taylor which made it unwilling to rely on management's representation, or unwilling to be associated with the financial statements prepared by management; (c) the scope of the audit should have been expanded significantly; or (d) information had come to Hausser & Taylor's attention that it had concluded would, or if further investigated might have, materially impacted the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent audited financial statements, including information that might have precluded the issuance of an unqualified audit report, and the issue had not been resolved to Hausser & Taylor's satisfaction.

The Company requested, and Hausser & Taylor has furnished, a letter addressed to the Securities and Exchange Commission stating that Hausser & Taylor agrees with the above statements that pertain to Hausser & Taylor.

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


------------------------------------------------------ ------------------------------------------------------
                       Name, (Age)                       Positions and Offices Held and Principal Occupations
                       Address                                 or Employment During Past Five Years

------------------------------------------------------ ------------------------------------------------------
            William R. Ponsoldt, Sr. (59)              Director since June, 1996.
                                                       Chairman of the Board of
                  729 South Federal                    Directors since August, 1996.
                   Hwy., Suite 307                     President and CEO since June, 1997
                Stuart, Florida 34994                  During the past five years, Mr. Ponsoldt has also
                                                       served as the portfolio manager
                                                       for several hedge funds.
                                                       Mr. Ponsoldt is the father of William
                                                       R. Ponsoldt, Jr., a director of
                                                       the Company.

                Stephanie Carey (50)                   Director since July 1993. Ms. Carey is
                                                       a principal and the Investment
              Beaumont House, 3rd Floor                Manager for Managed Companies with
                 King & George Street                  Bradley Management (Bahamas)
                  P.O. Box CB 10985                    Limited. Ms. Carey was formally a director of Regal
                   Nassau, Bahamas                     Bahamas International Airways Limited and Bank of
                                                       the Bahamas.  She is also a director of Caribtours
                                                       Company Ltd., Y.M.C.A. Bahamas Chapter and
                                                       Southwestern District Bahamas School Board.

               Martin J. Craffey (62)                  Director since July 1993. From
                                                       January 1988 until December 31, 1993,
                  145 Roseland Lane                    Mr. Craffey was a real estate and business broker
                 East Patchogue, New                   and contract vendee with Prudential Realty of
                      York 11772                       Long Island, N.Y.   Mr. Craffey is presently
                                                       employed in seeking financing for and reorganizing
                                                       real estate projects.

              Pamlyn Kelly, Ph.D. (57)                 Director since July 1993. Dr. Kelly, a psychologist,
                                                       is principal and Chief Executive Officer of Human
                  13655 Khalid Court                   Resource a registered minority owned
                    Grass Valley,                      management consulting firm, and she has a
                   California 95949                    private practice.

            William R. Ponsoldt, Jr. (35)              Director since July 1993. Mr. Ponsoldt is
                                                       an attorney engaged in the private
               770 S.W. Lighthouse Dr.,                practice of law in Florida with the law firm of
               Palm City, Florida 34990                Warner, Fox, Seeley, Dungey & Sweet since 1998.
                                                       Formerly, he was with Kohl, Metzer, Spotts,
                                                       Ponsoldt & Tapper, P.A. Mr. Ponsoldt is the
                                                       son of William R. Ponsoldt, Sr. a director of
                                                       the Company.


                Fredric R. Lowe (56)                   Director since October, 1997.  Mr. Lowe
                                                       has been employed as a retail stockbroker during
       1345 Avenue of the Americas, 21st Floor         the past five years. For the past four
               New York, New York 10105                years he has been employed by Smith Barney and prior
                                                       to that he was employed by its predecessor, Lehman
                                                       Brothers.


                  Marc H. Baldinger                    Director since August, 1999.  Mr.  Baldinger, C.F.P.
                         (45)                          has been a senior officer of financial services for
                                                       Riverside National Bank since 1997, located in
                  989 S. Federal Hwy                   Stuart, Florida.  Prior to his employment at
                Stuart, Florida 34994                  Riverside, he was a Financial Advisor for American
                                                       Express Financial Advisors, Inc. and Linsco Private
                                                       Ledger.  Mr. Baldinger was elected to fill a vacant
                                                       position on the Board of Directors of Glas-Aire on
                                                       April 16, 1999.


                    Jackie Teske                       Secretary of the Company since February 2001. From
                        (50)                           October 1982 to the present, Ms. Teske was employed
                                                       as Secretary of National Investment Company.
             1704 SE Tiffany Club Place
            Port St. Lucie, Florida 34952
------------------------------------------------------ ------------------------------------------------------


Each of Messrs. Ponsoldt, Jr. and Craffey, Dr. Kelly and Ms. Carey were appointed directors of the Company by Statesman as part of the closing of the NRDC Transaction on July 7, 1993. Each had an understanding with Statesman and/or the Company that as an inducement to accept their positions as directors he or she would receive certain consideration from Statesman and/or the Company. Dr. Kelly and Ms. Carey each received 100,000 shares of the Company's Common Stock from Statesman.

On February 7, 1995, the Company entered into an agreement with L.J. Horbach & Associates, pursuant to which L.J. Horbach & Associates, provided certain corporate and administrative services for a monthly fee of $3,000. In September 1999, the fee agreement was expanded to include substantially all general corporate operations and the fee increased to $4,000 per month. A separate arrangement was made with Mr. Horbach, then a director of the Company, in September 1999 under which Mr. Horbach was paid at the rate $60 per hour to work on specific projects for the Company, primarily related to the Company's acquisition and growth program including the financing of same. Mr. Horbach received $50,700 under this arrangement in 1999. Mr. Horbach was appointed Interim CFO upon the resignation of Douglas F. Long effective April 1, 2000. L.J. Horbach & Associates, Inc. is wholly owned by Larry J. Horbach. These arrangements were terminated at the December 2000 meeting of the Board of Directors.


Compliance with Section 16(a) of the Exchange Act

Based solely on a review of reports on Form 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, reports on Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, the Company believes that no person who, at any time during 2000, was subject to the reporting requirements of Section 16(a) with respect to the Company failed to meet such requirements on a timely basis except as follows:
Statesman Group sold shares held, failed to file Form 4 and subsequently filed Form 5 disclosing the sale of shares .

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table.

The following table sets forth the annual and long-term compensation during the last three years for William R. Ponsoldt, Sr., Douglas F. Long, Eunice M. Antosh, and Lawrence Horbach, the only officers who received compensation during 2000.


                           SUMMARY COMPENSATION TABLE


--------------- -------- ----------- ---------- ------------- ------------ ------------- -------- -----------
                                                                            Securities
                                                   Other      Restricted   Underly-ing    LTIP       All
    Name &                                         Annual        Stock       Options/    Pay-outs   other
  Principal                Salary      Bonus       Comp-       Award(s)      SARs ($)      ($)    Comp-ensation
   Position      Year       ($)         ($)      pensation        ($)
--------------- -------- ----------- ---------- ------------- ------------ ------------- -------- -----------

   William      2000      269,114     426,316      10,000          0            0           0         0
Ponsoldt, Sr.   1999      258,000    424,646       7,200           0            0           0         0
 Pres/CEO (1)   1998      252,333    373,022       7,200           0            0           0         0

   Lawrence     2000         0           0        134,180          0            0           0         0
   Horbach,     1999         0           0         90,700          0            0           0         0
   CFO (2)      1998         0           0         36,800          0            0           0         0
     Marc                    0
  Baldinger     2000         0           0           0             0            0           0         0
     (3)
--------------- -------- ----------- ---------- ------------- ------------ ------------- -------- -----------


1. Mr. Ponsoldt's salary is to be adjusted on January 1 of every year by any increase since the previous January 1 in the Consumer Price Index ("CPI") for all Urban Consumers, U.S. city average, as published by the U.S. Department of Labor Bureau of Labor Statistics. Mr. Ponsoldt's compensation does not include options to purchase 10,000 shares of the Company's common stock issued pursuant to the board compensation program approved by the shareholders in August 1999. Under the terms of Mr. Ponsoldt's Employment Agreement dated June 3, 1997, he is entitled to receive as additional compensation an amount equal to 20% of the Company's increase in quarterly common stock net worth, which is defined to be the difference between (i) total shareholders' equity and (ii) any shareholders' equity account related to preferred stock. Pursuant to an Agreement dated June 3, 1997 between the Company and Statesman Group, Inc., which agreement provided for the release of Mr. Ponsoldt to assume the offices of President and CEO of the Company, 466,667 shares of the Company's $.040 P.V. Common Stock were issued to Statesman at a value of $233,333. Mr. Ponsoldt has agreed to delay receipt for his compensation in exchange for a demand note which is collateralized by Glas-Aire Stock. The interest rate on the loan is fixed at 9%.

2. L. J. Horbach, a director of the Company through December 5, 2000 and L. J. Horbach and Associates, of which Mr. Horbach is the sole owner, received $134,180 in 2000, $90,700 in 1999 and $36,800 in 1998 for services, expenses and certain administrative functions provided to the Company.

3. Marc Baldinger has accepted the position of CFO. The Company and Mr. Baldinger are currently negotiating employment terms and conditions.


Option/SAR Grants.

There were no options/SAR grants to executive officers in 2000.


Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Value.

There are no stock options (nor tandem SARs) nor freestanding SARs outstanding at December 31, 2000.


Stock Options Granted to Statesman Group, Inc.

Pursuant to an Agreement dated June 3, 1997, as amended and restated on March 24, 1998, Statesman Group, Inc. was granted options to purchase 6.1 million shares of Common Stock. Statesman owned approximately 25% of the Company's outstanding common stock prior to the issuance of these options. The options were issued to Statesman in order to secure the release of Mr. William R. Ponsoldt, Sr. to serve as President and Chief Executive Officer of the Company and to recognize in part, the amendment to the Series C Preferred Shares under which Statesman forfeited the common stock conversion rights with respect thereto. Statesman also agreed to provide loan guarantees not to exceed the sum of $300,000 upon the request of the Company and a showing of reasonable need. The Company has recently commenced accessing the line of loans from Statesman. The loans have been collateralized with holdings of Glas-Aire Stock owned by the Company. Statesman and/or its affiliated interests have provided loan guarantees and/or unsecured prime interest rate direct loans to the Company exceeding $2,000,000 since June 1997. Pursuant to the Amended and Restated Agreement between the Company and Statesman, until their date of expiration, the options shall be exercisable at any time in whole or in part at a price equal to the lower of (a) the closing trading price as of the most recent date on which at least 10,000 shares of such stock were traded, or (b) the average closing trading price of the shares during the ninety day period immediately preceding the date of exercise. The Company agreed to reserve sufficient shares to meet the requirements of the options. The options became exercisable immediately and remain exercisable until April 15, 2007. At the option of Statesman, payment may be made by Statesman for exercise of the options, in whole or in part, in the form of a promissory note executed by Statesman, secured only by a pledge of the shares purchased, which promissory note will accrue interest for any quarter at the prime rate in effect on the last day of the quarter at Chase Manhattan Bank, with interest and principal payable in a balloon payment five years after the date of execution of the note, provided that if the Company's Board of Directors reasonably determines that exercising the options by delivery of a note would render the respective purchase of shares void or voidable, then the Board may require, as a condition to exercise of the options, that Statesman either (i) pay at least the par value of the shares in cash (with the balance paid by delivery of a note), or (ii) provide acceptable collateral other than the shares themselves to secure payment of the note. The Company received no cash consideration with respect to the issuance of the securities to Statesman, no commissions were paid, and no underwriter was involved. The options granted to Statesman have no readily determinable value and, therefore, the Company has not recognized any costs associated with the issuance of these options. Statesman has recently given notice to the Company of it's intention to exercise the options.

Non Qualified Stock Options.

Non qualified options to acquire a total of 90,000 common shares were granted in 2000 to directors of the Company in accordance with the Directors' compensation program as approved by the Shareholders in the 1999 Meeting of Shareholders. The options were granted at an exercise price of $0.93 and $0.84 per share, respectively, the fair value of the common shares at date of grant. The options vest on February 5, 2000 and February 5, 2001,respectivley, and are exercisable to August 5, 2004 and August 5, 2005, respectively.

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

Other Arrangements.

There were no other arrangements pursuant to which any director of Regency Affiliates, Inc. was compensated during the Company's last completed fiscal year for services provided as a director. Martin J. Craffey was paid $14,000 for consulting primarily with respect to the operations of Rustic Crafts International, Inc.


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

To the best of the Company's knowledge, the only beneficial owners of more than five percent of Regency's voting securities as of March 26, 2001 are listed below:


------------------------ ------------------------------ ------------------------------- ---------------------
    Title of class           Name and address of             Amount and nature of         Percent of Class
                               beneficial owner              beneficial ownership
------------------------ ------------------------------ ------------------------------- ---------------------
        Regency                Statesman Group,
   Affiliates, Inc.                  Inc.                         8,328,068                    35.7%
       $.40 P.V.                                                     (1)                        (2)
     Common Stock                King & George
                                    Streets

                                Nassau, Bahamas
------------------------ ------------------------------ ------------------------------- ---------------------

1. The nature of beneficial ownership is sole investment power and sole voting power as to all shares listed except as listed below.

2. In addition to 1,345,077 shares owned outright, The Statesman Group, Inc. has voting trusts for a) 855,991 shares and b) 27,000 shares as of December 31, 2000. The Percent of Class also includes the 6,100,000 options, which Statesman has given its notice of intention to exercise.

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

Security ownership of management.

The following table sets forth as of March 26, 2001 the number of shares of Regency's $0.40 P.V. Common Stock beneficially owned by each director and by all executive officers and directors of Regency as a group as of such date. Unless otherwise indicated, each person has sole voting and investment powers with respect to the shares indicated.


Name of Amount and Nature of

--------------------------- --------------------------- -------------------------- --------------------------
      Title of Class             Beneficial Owner         Beneficial Ownership            Percent of
                                                                                            Class
--------------------------- --------------------------- -------------------------- --------------------------
   Regency Affiliates,       William R. Ponsoldt, Sr.
      Inc. $.40 P.V.                                             10,633                      .06%
       Common Stock
   Regency Affiliates,          Pamlyn Kelly, Ph.D
      Inc. $.40 P.V.                                             79,633                      .46%
       Common Stock
   Regency Affiliates,           Stephanie Carey
      Inc. $.40 P.V.                                             10,633                      .06%
       Common Stock
   Regency Affiliates,          Martin J. Craffey                                            .06%
      Inc. $.40 P.V.                                             10,633
       Common Stock
   Regency Affiliates,       William R. Ponsoldt, Jr.                                        .06%
      Inc. $.40 P.V.                                             10,633
       Common Stock
   Regency Affiliates,           Fredric R. Lowe                                             .06%
      Inc. $.40 P.V.                                             10,633
       Common Stock
   Regency Affiliates,          Marc H. Baldinger                                            .06%
      Inc. $.40 P.V.                                             10,633
       Common Stock

   Regency Affiliates,       All officers and Common
      Inc. $.40 P.V.         directors as a group (7)            143,431                     .82%
       Common Stock                individuals
--------------------------- --------------------------- -------------------------- --------------------------

Cumulative Senior Preferred $100 Series-C Stock

As of December 31, 2000 certain members of the Board of Directors of Regency Affiliates, Inc. held warrants to purchase Cumulative Senior Preferred $100 Series-C Stock from Statesman Group, Inc., as follows: William R. Ponsoldt, Jr. (warrants to purchase 1,000 shares); Pamlyn Kelly, Ph.D. (warrants to purchase 1,000 shares); and Martin J. Craffey (warrants to purchase 1,000 shares).


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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS
ON FORM 8-K.


          a.   The following documents are filed as part of this report:

          1.   Financial Statements:                                               Page

Independent Auditors' Reports                                                        1-2

Consolidated Balance Sheets as of December 31, 2000 and 1999                         3-4

Consolidated Statements of Operations for the years ended
    December 31, 2000, 1999, and 1998                                                 5

Consolidated Statements of Shareholders' Equity for the years ended
         December 31, 2000, 1999 and 1998                                             6

Consolidated Statements of Cash Flows for the years ended
         December 31, 2000, 1999, and 1998                                           7-8

Notes to Consolidated Financial Statements                                           9-26





        2.   Schedules.

          Certain schedules are omitted because of the condition under which they are required or because the required information is included in the financial statements or notes thereof.


          b. The following reports on Form 8-K were filed by the registrant during the quarter ended December 31, 2000:

          Current Report on Form 8-K dated December 4, 2000 and Filed January 16, 2001

          Current Report on Form 8-K dated December 4, 2000 and Filed January 16, 2001




INDEX TO EXHIBITS


Exhibit No.                Description of Document


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


4(c)                       Certificate of Designation - Series E Preferred Stock, $100 Stated
                           Value, $.10 Par Value filed as Exhibit to Form 10-K dated June
                           7, 1993 and incorporated herein by reference


4(d)                       Certificate of Designation - Series D Junior Preferred Stock, $10
                           Stated Value, $.10 Par Value filed as Exhibit to Form 10-K dated
                           June 7, 1993 and incorporated herein by reference


4(k)                       Certificate of Designation - Series E Preferred Stock, $100 Stated
                           Value, $.10 Par Value filed as Exhibit 4.1 to Registrant's Annual
                           Report on Form 10-K for the year ended December 31, 1995 at page E-1, and incorporated herein by reference


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


10(h)                      Employment Agreement dated June 3, 1997, between Regency
                           Affiliates, Inc. and William R. Ponsoldt, Sr., and Agreement
                           dated June 3, 1997, between Regency Affiliates, Inc. and
                           Statesman Group, Inc. filed as Exhibits 10(a) and (b) to the
                           Registrant's report on Form 8-K dated June 13, 1997, and
                           incorporated herein by reference


10(i)                      Asset Purchase and Sale Agreement dated February 27, 1997, between Rustic Crafts Co., Inc. and certain individuals, as
                           Sellers, and Regency Affiliates, Inc., as Purchaser, and
                           Assignment and Assumption of Purchase Agreement dated
                           March 17, 1997, between Regency Affiliates, Inc., and Rustic
                           Crafts International, Inc., filed as Exhibit 10.1 to Registrant's
                           Annual Report on Form 10-K for the year ended December 31,
                           1997 at page E-1, and incorporated herein by reference



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



EXHIBITS FILED HEREWITH


 Exhibit No.                        Description of Document



     10.2 Purchase Agreement for a 5% Limited Partnership Interest in 1500 Woodlawn Limited Partnership, the General Partner of Security.

     21                             Schedule of Registrant's Subsidiaries

     23                             Consent Letter from Hausser & Taylor LLP

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      REGENCY AFFILIATES, INC.
                                                            (Registrant)


April 16, 2001                        By: /s/William R. Ponsoldt Sr., President
Date                                      -------------------------------------
                                           William R. Ponsoldt, Sr., President

                                      By: /s/ Marc H. Baldinger
                                          -------------------------------------
                                          Marc H. Baldinger, CFO


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

      Date                                  Signature and Title

April 16, 2001                      By:     /s/ William R. Ponsoldt, Sr.
Date                                       -------------------------------------
                                           William R. Ponsoldt, Sr. President
                                           and Director


April 16, 2001                              /s/ Stephanie Carey
Date                                        -----------------------------------
                                            Stephanie Carey,
                                            Director


April 16, 2001                              /s/ Martin J. Craffey
Date                                        -----------------------------------
                                            Martin J. Craffey,

                                            Director


April 16, 2001                              ------------------------------------
Date                                        Pamlyn Kelly, Ph.D.,
                                                     Director



April 16, 2001                              ------------------------------------
Date                                        William R. Ponsoldt, Jr.,
                                            Director


April 16, 2001                              ------------------------------------
Date                                        Fredric R. Lowe,
                                            Director


April 16, 2001                              /s/ Marc H. Baldinger
Date                                        ------------------------------------
                                            Marc H. Baldinger,
                                            Director