Form 10-Q
period 2001-03-31
REGENCY AFFILIATES INC
filed 2001-05-21
CIK 99249

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

              __ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the transition period from ______ to _______

                          COMMISSION FILE NUMBER 1-7949

                            REGENCY AFFILIATES, INC.
             (Exact name of registrant as specified in its charter)


        Delaware                                          72-0888772
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)


729 South Federal Highway, Suite 307, Stuart, Florida             34994
(Address of principal executive offices)                         (Zip Code)


Registrant's Telephone Number, including Area Code  (561) 220-7662
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


                                 Yes X      No _____


     As of March 31, 2001 there were 17,251,619 shares of the $ .40 Par Value Common Stock outstanding, including 4,040,375 shares held by an approximately 50% owned subsidiary.

                    Regency Affiliates, Inc. and Subsidiaries

                                      Index


                                                                   Page Number

Part I - Financial Information (Unaudited)

      Item 1.   Financial Statements

                Consolidated Balance Sheets...........................  3-4

                Consolidated Statements of Operations.................   5

                Consolidated Statements of Cash Flows.................   6-7

                Notes to Consolidated Financial Statements............  8-12

      Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations  ................. 12-15


Part II - Other Information (Unaudited)

      Item 1.   Legal Proceedings ......................................  15

      Item 2.   Changes in Securities and Use of Proceeds ..............  15

      Item 3.   Defaults Upon Senior Securities ........................  15

      Item 4.   Submission of Matters to a Vote of Security Holders ....  15

      Item 5.   Other Information   ....................................  15

      Item 6.   Exhibits and Reports on  Form 8-K  .....................  16

Signatures        ......................................................  16

Part I - Financial Information (Unaudited)

          Item 1.   Financial Statements

                    Regency Affiliates, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)


                                                                                             March 31,            December 31,
                                                                                               2001                  2000
Assets

  Current Assets

      Cash and Cash Equivalents                                                          $     1,205,973      $    928,636
      Accounts receivable, net of allowance                                                    1,410,514         2,553,589
      Income taxes receivable                                                                     52,372            24,556
      Inventory                                                                                2,308,783         2,243,726
      Other current assets                                                                       350,491           127,728
                                                                                               ---------         ---------
         Total current assets                                                                  5,328,133         5,878,235

  Property, Plant and Equipment, Net                                                           4,312,966         4,343,170

  Investment in partnerships                                                                  25,801,277        24,575,881

  Other Assets

      Aggregate inventory                                                                        834,675           834,675
      Goodwill, net of amortization                                                              804,364           820,774
      Debt issuance costs, net of amortization                                                   504,085           551,343
      Other                                                                                        4,150            12,751
                                                                                               ---------         ---------
         Total other assets                                                                    2,147,274         2,219,543
                                                                                              ----------        ----------
                                                                                         $    37,589,650      $ 37,016,829
                                                                                          ===============     ============



   The accompanying notes are an integral part of these financial statements.


                    Regency Affiliates, Inc. and Subsidiaries
                           Consolidated Balance Sheets (continued)



                                                                                                 March 31,       December 31,
                                                                                                   2001             2000
  Current Liabilities

      Current portion of long-term debt                                                   $      122,106    $      128,510
      Notes Payable - Banks                                                                      429,231           692,174
      Notes payable - Related Party                                                              949,503           776,000
      Accounts payable                                                                           833,907         1,080,904
      Accrued expenses                                                                         1,874,838           899,837
      Taxes payable                                                                              107,156            78,820
                                                                                               ---------         ---------
         Total current liabilities                                                             4,316,741         3,656,245

  Long term debt, net of current portion                                                      12,548,267        13,072,341

  Deferred income taxes                                                                          380,230           402,048
  Minority interest in consolidated subsidiaries                                               3,842,603         3,810,143
  Shareholders' equity
      Serial preferred stock not subject to mandatory redemption                               1,052,988         1,052,988
         (maximum liquidation preference $24,975,312 in 2000 and 1999, respectively
      Common stock, par value $.40 authorized 25,000,000 shares; issued                        6,900,659         6,900,659
        and outstanding 17,251,619 shares in 2001 and 2000
      Additional paid-in capital                                                               2,308,484         2,308,484
      Readjustment resulting from quasi-reorganization at December 31, 1987                  (1,670,596)       (1,670,596)
      Retained earnings                                                                       11,370,002        10,915,990
      Accumulated other comprehensive income                                                   (121,695)          (93,440)
      Treasury stock, 4,052,825 shares in 2001 and 2000                                      (3,338,033)       (3,338,033)
                                                                                             -----------       -----------
         Total shareholders' equity                                                           16,501,809        16,076,052

                                                                                          $   37,589,650    $   37,016,829
                                                                                            ============      ============



   The accompanying notes are an integral part of these financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                   Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)


                                                                                 2001              2000

Costs and expenses

Net Sales                                                                $    3,385,072     $    2,139,499
                                                                              ---------          ---------
  Costs of goods sold                                                         2,572,388          1,536,092
  Selling and administrative                                                  1,187,923            989,616
                                                                              ---------          ---------
                                                                              3,760,311          2,525,708

Income (loss) from operations                                                  (375,239)          (386,209)
Income from equity investment in partnerships                                 1,225,396          1,130,517
Other income, net                                                                24,583             28,748
Interest expense                                                               (314,345)          (279,265)
                                                                               ---------         ----------
Income before income tax expense, and minority interest                         560,395            493,791
Income tax expense                                                              (68,923)           (65,895)
Minority interest                                                               (37,460)           (34,644)
                                                                               ---------         ----------
Net income                                                                $     454,012      $     393,252
                                                                               =========         ==========
Net income per common share:
  Basic                                                                   $        0.03      $        0.03
                                                                               =========         ==========
 Diluted                                                                  $        0.03      $        0.03
                                                                          ==============      =============



   The accompanying notes are an integral part of these financial statements.


                    Regency Affiliates, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)



                                                                                                           2001              2000
Cash flows from operating activities
  Net income                                                                                     $                  $       393,252
                                                                                                          454,012
  Adjustments to reconcile net income to net cash
      from (used by) operating activities
         Depreciation and amortization                                                                    166,889           107,632
         Change in deferred income taxes                                                                  (21,818)           30,131
         Minority interest                                                                                 32,460            34,644
         Stock issued for services rendered                                                                     -           101,113
         Income from equity investment in partnerships                                                 (1,225,396)       (1,130,517)
         Interest amortization on long-term debt                                                          210,771           220,637
         Changes in operating assets and liabilities
            Accounts receivable                                                                         1,143,075           979,319
            Inventory                                                                                     (65,057)         (130,944)
            Other current assets                                                                         (250,579)          (35,499)
            Accounts payable                                                                             (246,997)         (143,688)
            Accrued expenses                                                                            1,003,337           (76,357)
                                                                                                        ---------        ----------
                Net cash from (used by) operating activities                                            1,200,697           349,723

Cash flows from investing activities

  Capital expenditures                                                                                    (73,017)         (108,033)
  Other                                                                                                     8,601          (106,095)
                                                                                                       -----------       -----------
                Net cash (used by) investing activities                                                   (64,416)         (214,128)

Cash flows from (used by) financing activities
  Net short-term borrowings (payments)                                                                    (89,440)         (808,262)
  Repayment of long-term borrowings                                                                      (741,249)          (22,642)
  Redemption of Series E preferred stock                                                                        -          (159,300)
  Other                                                                                                         -           (81,405)
                                                                                                        ---------       -----------

                Net cash from (used) by financing activities                                             (830,689)       (1,071,609)

Foreign currency translation adjustment                                                                   (28,255)          (31,654)
Increase (decrease) in cash and cash equivalents                                                          277,337          (967,668)
Cash and cash equivalents - beginning                                                                     928,636         2,348,989
                                                                                                        ---------         ---------
Cash and cash equivalents - ending                                                               $      1,205,973   $     1,349,667
                                                                                                   ===============    ==============



   The accompanying notes are an integral part of these financial statements.


                    Regency Affiliates, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (continued)
                   Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)


                                                                                                        2001                  2000
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
      Income taxes                                                                            $         86,695         $      80,020
                                                                                                        ======                ======
      Interest                                                                                           6,478                85,423
                                                                                                        ======                ======
Supplemental disclosures of noncash investing and financing activities:

  In 2000, the Company issued 95,877 shares of common stock in exchange for 885 shares of Series E preferred stock.

  In 2000, the Company issued 114,000 shares of common stock as payment for costs in connection with acquisition of Glas-Aire.

  In  2000,  the  Company  issued   147,254  shares  of  common  stock  for  to
      an  investor   relations   company  in  return  for services.

  In 2000, accrued compensation in the amount of $650,000 payable to an officer was converted to debt.


   The accompanying notes are an integral part of these financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1.  Basis of Presentation and Summary of Significant Accounting Policies

     A. Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not includes all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 2000.

     B. Principals of Consolidation and Nature of Business - The consolidated financial statements include the accounts of Regency Affiliates, Inc. (the "Company"), its wholly owned subsidiaries, Rustic Crafts International, Inc. ("Rustic Crafts"), its 80% owned subsidiaries, National Resource Development Corporation ("NRDC"), Transcontinental Drilling Company ("Drilling") and RegTransco, Inc. ("RTI") and its approximately 50% owned subsidiary, Glas-Aire Industries Group, Ltd. ("Glas-Aire"). All significant intercompany balances and transactions have been eliminated in consolidation.

     C. Earnings Per Share - Basic earnings per share are computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share computations assume the conversion of Series B, and Junior Series D preferred stock during the period that the preferred stock issues were outstanding. If the result of these assumed conversions is dilutive, the dividend requirements and periodic accretion for the preferred stock issues are reduced. The shares of the Company held by Glas-Aire were treated as treasury shares for earnings per share computations.

     D. Inventory - Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Inventory is comprised of the following at March 31, 2001:


            Raw materials and supplies               $     1,120,763
            Work-in-process                                  251,842
            Finished products                                936,178
                                                           ---------
                                                     $     2,308,783
                                                      ==============

     E. Aggregate Inventory - Inventory, which consists of 70+ million short tons is stated at lower of cost or market. The Company is also subject to a royalty agreement which requires the payment of certain royalties to a previous owner of the aggregate inventory upon sale of the aggregate. The Company has made only casual sales of the inventory during the periods.

     F. Income Taxes - The Company utilizes Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax basis of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those temporary differences that have future tax consequences using the current enacted tax laws and rates that apply to the periods in which they are expected to

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

          affect taxable income. In some situations SFAS 109 permits the recognition of expected benefits of utilizing net operating loss and tax credit carryforwards. Valuation allowances are established based upon management's estimate, if necessary. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.

     G. Change in Reporting Period - Prior to December 31, 2000 Glas-Aire had a fiscal year end of January 31. As a result, the Company's condensed statement of operations for the three month period ended March 31, 2000 included the financial activity of Glas-Aire for the months of February and March 2000 only.

          Had the financial activity of Glas-Aire for the month of January 2000 been included, the Company's loss from operations would be as follows:


          Net Sales                                           $   3,074,027
          Costs and expenses
          Costs of goods sold                                     2,148,234
          Selling and administrative                              1,206,559
                                                                  ---------
                                                                  3,354,793
                                                                  ---------
          Loss from operations                                $    (280,766)
                                                                ===========

Note 2.  Investment in Partnership

          In November 1994, the Company purchased a limited partnership interest in Security Land and Development Company Limited Partnership ("Security"), which owns and operates an office complex. The Company has limited voting rights and is entitled to be allocated 95% of the profit and loss of the Partnership until October 31, 2003 (the lease termination date of the sole tenant of the office complex) and 50% thereafter. The Company is to receive certain limited cash flow after debt service, and a contingent equity build-up depending upon the value of the project upon termination of the lease. The Company is also entitled to receive certain management fees relating to the partnership

          Security was organized to own and operate two buildings containing approximately 717,000 net rentable square feet consisting of a two-story office building and a connected six-story office tower. The building was purchased by Security in 1986 and is located on approximately 34.3 acres of land which is also owned by Security. The building has been occupied by the United States Social Security Administration's Office of Disability and International Operations for approximately 24 years under a lease between the United States of America, acting by and through the General Services Administration ("GSA"). Effective November 1, 1994, Security and the GSA entered into a nine-year lease (the "Lease") for 100% of the building. Security has received an opinion of the Assistant General Counsel to the GSA that lease payments are not subject to annual appropriation by the United States Congress and the obligations to make such payments are unconditional general obligations of the United States Government.

          The Company accounts for the investment in partnership on the equity method, whereby the carrying value of the investment is increased or decreased by the Company's allocable share of income or loss. The investment in partnership included in the Consolidated Balance Sheets at March 31, 2001 $25,801,277. The income from the Company's equity investment in the Partnership for the three months ended March 31, 2001 was $1,225,396.

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 2.  Investment in Partnership (Continued)

          Summarized operating data for Security for the three months ended March 31, 2001, and March 31, 2000, is as follows:


                                                                         2001             2000

         Revenues                                              $      3,352,823     $  3,314,485
         Operating Expenses                                             982,451          904,881
         Depreciation and Amortization                                  716,067          710,067
         Interest Expense, Net                                          364,444          509,519
                                                                      ---------        ---------
             Net Income                                        $      1,289,861     $  1,190,018
                                                                     -----------     -----------


Note 3.  Notes Payable - Banks

          The Company's subsidiary, Rustic Crafts, has established a $1,000,000 line of credit with PNC Bank. The line of credit expires on May 18, 2001 and bears interest at the Bank's prime rate minus one-half percent (9% at March 31, 2001). The accounts receivable, inventory and other assets, such as property and equipment, of Rustic Crafts have been pledged as collateral to secure the line of credit. The line of credit is guaranteed by the Company. At March 31, 2001, the amount outstanding under the line of credit was $353,231.

          The Company's subsidiary, Glas-Aire, has established a Canadian $3,000,000 (U.S. $2,040,000) line of credit with a Canadian bank. The line of credit is collateralized by accounts receivable and inventory and bears interest at the rate of the Canadian bank's prime rate plus one-half percent (6.6% at March 31, 2001). At March 31, 2001, the amount outstanding under the line of credit was zero.

          On October 24, 2000, the Company obtained a commitment for a short term loan of $100,050 from a bank bearing interest at the prime rate plus 3/4%, adjusted monthly. As of March 31, 2001, $76,000 remained outstanding; the interest rate was 10.25%. This obligation is guaranteed by two shareholders, one of whom is a former officer and director of the Company.

Note 4.  Related Parties

          The Company has outstanding $186,000 of demand notes bearing interest at 10% payable to a shareholder. Additionally the Company has outstanding a $763,503 demand note bearing interest at a rate of prime minus 1% to its President. These obligations are secured by the shares of Glas-Aire owned by the Company.

Note 5.  Long-Term Debt

          KBC Bank Loan - On June 24, 1998, the Company refinanced the long-term debt previously outstanding with Southern Indiana Properties, Inc. ("SIPI") and entered into a Loan Agreement (the "Loan") with KBC Bank N.V. ("KBC"). Under the terms of the Loan Agreement, KBC advanced $9,383,320. The due date of the Loan is November 30, 2003 with interest at the rate of 7.5% compounded semi-annually on each June 1 and December 1, commencing December 1, 1998. The interest may be paid by the Company in cash on these semi-annual dates or the Company may elect to add the interest to the principal of the Loan then outstanding. As of March 31, 2001, the amount outstanding under the Loan is $11,239,283, including $210,771 of interest for the three months ended March 31, 2001.

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 5.  Long-Term Debt (Continued)

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

          Equipment Loans - In connection with the purchase of the building, PNC Bank loaned the Company a total of $767,000 to finance the acquisition of new equipment and to install such equipment in the facility. Principal payments on one loan of $604,000 began March 2000 for 120 months in amounts sufficient to amortize the outstanding balance over twenty years from March 2000. In March 2000 the interest rate was changed to the average weekly yield on U.S. Treasury Bills, plus 200 basis points. The remaining loan in the original amount of $163,500 is payable in equal monthly installments of $2,518.

          Miscellaneous Loan - In June 1999, Rustic Crafts obtained an additional loan from PNC Bank for the purpose of funding additional equipment purchases and working capital in the amount of $156,000. The loan is payable in equal monthly installments, including principal and interest, of $3,153.

          The interest rates on the mortgage loan, the equipment loan and the miscellaneous loan range from 7.52% to 8.25% at March 31, 2001. The outstanding balance on these loans is $1,730,400 at March 31, 2001.

          Rustic Craft's real and personal property, equipment, accounts receivable, inventory and other general intangibles are pledged as security for the loans. The loans are also guaranteed by the Company. The security agreement requires Rustic Crafts to maintain certain financial ratios. Rustic Crafts was in compliance with such ratios at March 31, 2001.

          Lease Obligations - Glas-Aire has two long-term lease obligations to purchase equipment. These obligations were five year capital leases and have been recorded as a capital asset and long-term debt. The equipment is pledged as collateral for the leases. The terms of the leases required equal monthly installment of $7,484 including principal and interest over a five year period. Interest rates on the leases range from 6.5% to 8.6%. The total outstanding balance of these lease obligations is $111,461 at March 31, 2001.

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 6.  Income Taxes

          As referred to in Note 1, the Company utilizes SFAS 109, "Accounting For Income Taxes." The deferred taxes are the result of long-term temporary differences between financial reporting and tax reporting for depreciation, earnings from the Company's partnership investment in Security Land and Development Company Limited Partnership related to depreciation and amortization and the recognition of income tax carryforward items.

          For regular federal income tax purposes, the Company has remaining net operating loss carryforwards of approximately $27,982,000. These losses can be carried forward to offset future taxable income and, if not utilized, will expire in varying amounts beginning in the year 2001.

          For the three months ended March 31, 2001, and 2000, the tax effect of net operating loss carryforwards reduced the current provision for regular Federal income taxes by approximately $154,000, and $115,000, respectively. The Company provided $68,923 and $65,895, for Canadian, state income and the alternative minimum tax in the three months ended March 31,2001 and 2000, respectively.


Note 7.  Redemption of Series E Preferred Stock

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General.

          Regency Affiliates, Inc. (the "Company") is the parent company of several subsidiary business operations. The Company is committed to develop and/or monetize these business operations for the benefit of its shareholders and continues to commit both financial and personnel resources to an active merger and acquisition program in order to enhance common stockholders' values. The Company's Shareholders' Equity at March 31, 2001 was $16,501,809 as compared to $14,178,411 at March 31, 2000, an increase of $2,323,398 for the twelve months ended March 31, 2001.


   Liquidity and Capital Resources.

          The investment in Security is estimated to provide the Company with management fees of approximately $100,000 per annum until 2003. In the period ending March 31, 2001, the Company's income from its equity investment in the Partnership (as well as its interest in its General Partner, 1500 WoodLawn L.P.) was $1,225,396. These funds, however, are presently committed for the amortization of the outstanding principal balance on Security's real estate mortgage and, while the Company's equity investment in the Partnership has increased to $25,801,277, neither provides liquidity to the Company in excess of the $100,000 annual management fee. The Company has, however, been successful in obtaining financing with respect to this investment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

          On March 15, 1998, Rustic Crafts purchased a building of 126,000 square feet located near the current facility in Scranton, Pennsylvania. The purchase of this facility was funded by new borrowings from PNC Bank in the form of a first mortgage term loan in the amount of $960,000. Rustic Crafts also obtained financing of approximately $923,000 from PNC Bank to equip the facility and purchase new equipment. The move to the new facility was completed in 1999 and has significantly increased the operating capacity and enabled Rustic Crafts to more efficiently fill its current orders and increase its customer base. On the date of acquisition of the new facility, a tenant was renting 23,000 square feet of this facility at a base rent of $17,400 per year plus an allocable share of the real estate taxes. The Company intends to maintain this tenant relationship on an ongoing basis and has rented an additional 28,000 square feet to another tenant at an annual minimum rent of $71,680. Rustic Crafts also has a $1 million line of credit which expired on May 18, 2001 and is being renegotiated.

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

          On April 22, 1999, the Company acquired 513,915 shares (35%) of the outstanding common stock of Glas-Aire ("Glas-Aire") for the issuance of a promissory note of $650,000 due January 1, 2000, at an interest rate of 7.5% per annum, which note was guaranteed by Mr. William Ponsoldt, Sr., President of the Company and $1,213,000 in cash. Said cash and additional funds necessary for the purchase of shares in the open market were provided by Liberty Group. Inc., Interswiss Trading Co., Ltd., Isla International Corp., and National Trust Co., former affiliaes of the Statesman Group. Additional shares were purchased through a common stock exchange agreement between the Company and certain shareholders of Glas-Aire. Under the common stock exchange agreement, the Company issued 1,188,000 shares of its restricted common stock in exchange for 288,000 Glas-Aire common shares held by the shareholders. The Company also sold 2,852,375 shares of its common stock to Glas-Aire for cash of $1,967,960 and 86,000 shares of Glas-Aire common stock. The proceeds were used to repay the funding provided by the former affiliates of Statesman named above and other general corporate requirements. As of September 23, 1999 Regency had acquired 51.3% of the common stock of Glas-Aire.

          The Company is indebted to the Statesman Group (a significant shareholder of the Company) in the amount of $186,000 at March 31, 2001 pursuant to a series of secured demand notes bearing interest at 10% per annum. Such funds are used for working capital purposes. Statesman has agreed to provide the Company with an aggregate of up to $300,000 in financing on a similar basis. No assurances can be given that the Company will be able to find additional financing on terms acceptable to it if the Company fully utilizes the financing available from Statesman.

Results of Operations

          In September 1999, the Company acquired a 51% interest in Glas-Aire which manufacturers automotive accessories. The financial statements for March 1, 2001 include the results of Glas-Aire. The operations of the Company also include the operations of Rustic Crafts, which is engaged in the manufacturing of decorative fireplaces, heater logs and related accessories.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

2001 Compared to 2000

          Net sales increased $1,245,573 in 2001 over the similar period in 2000 of which $934,528 is attributable to Glas-Aire's change in fiscal year from January 31 year end to December 31. Results for 2000 include only two months of operations for Glas-Aire. The remaining increase is due to $465,711 of additional sales of sales from Glas-Aire, offset by a decrease in sales at Rustic Crafts of $154,666. The decrease at Rustic Crafts was due to smaller backlogs at December 31, 2000 and the decrease in sales of low margin products.

          Gross margin increased $209,277 of which $269,278 is attributable to Glas-Aire's change in fiscal year. The remaining decrease is due to decrease in gross margins from Glas-Aire of $9,222 and of Rustic Crafts of $50,779.

          Selling  and  administrative  expenses  increased  $198,307 in 2001 as
          compared  to  2000,   which  increase  is  largely   attributable   to
          Glas-Aire's change in year end.

          Income from equity in partnerships increased $94,879. This increase is due to a decrease in interest expense resulting from payment of principal offset by increases in operating expenses for the quarter as to Security and income resulting from the Company's 5% limited partnership interest in Woodlawn, L.P.

          Interest expense increased by $35,080 and is largely attributable to increased interest expense on the KBC loan.

          Net income increased $60,760 in 2001 compared to 2000. Glas-Aire earnings of $36,200, after minority interests and increased equity earnings from partnerships were offset by additional losses at Rustic Crafts.

Forward-Looking Statements

     Certain statements contained in this Quarterly Report on Form 10-Q, including, but not limited to those regarding the Company's financial position, business strategy, acquisition strategy and other plans and objectives for future operations and any other statements that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements expressed or implied by such forward-looking statements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effect on its business or operations. These forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company may differ materially from those results contemplated by such forward-looking statements which include, but are not limited to:

     (i) The Company's current operations do not generate sufficient cash flow at the parent company level to cover corporate operating expenses and thus the Company must rely on external sources to fund these expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

     (ii) The Company currently lacks the necessary infrastructure at the site of the Groveland Mine to permit the Company to make more than casual sales of the aggregate.

     (iii)An uncured default in the Lease or sudden catastrophe to the Security West Building from uninsured acts of God or war could have a materially adverse impact upon the Company's investment in Security Land and Development Company Limited Partnership and therefore its financial position and results of operations.

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



                                           REGENCY AFFILIATES, INC.
                                                 (Registrant)


Date: May 17, 2001                         /s/ Marc H. Baldinger
-------------------                        ----------------------
                                          (Chief Financial Officer and Director)