Form 10-Q
period 2001-06-30
REGENCY AFFILIATES INC
filed 2001-08-20
CIK 99249

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                        -
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period from ______             to _______

                          COMMISSION FILE NUMBER 1-7949

                            REGENCY AFFILIATES, INC.
             (Exact name of registrant as specified in its charter)



           Delaware                                     72-0888772
           --------                                     ----------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)




729 South Federal Highway, Suite 307, Stuart, Florida                  34994
-----------------------------------------------------                  -----
      (Address of principal executive offices)                       (Zip Code)




Registrant's Telephone Number, including Area Code  (561) 220-7662
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


As of June 30, 2001 there were  17,251,619  shares of the $ .40 Par Value Common
Stock  outstanding,   including  4,040,375  shares  held  by  a  majority  owned subsidiary

                    Regency Affiliates, Inc. and Subsidiaries
                        Index to the Financial Statements


                                                                         Page

Part I - Financial Information (Unaudited)

         Item 1.  Financial Statements

                  Consolidated Balance Sheets                            3-4

                  Consolidated Statements of Operations                    5

                  Consolidated Statements of Cash Flows                  6-7

                  Notes to Consolidated Financial Statements            8-12

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations        12-16

Part II - Other Information (Unaudited)

         Item 1.  Legal Proceedings                                       16

         Item 2.  Changes in Securities and Use of Proceeds               16

         Item 3.  Defaults Upon Senior Securities                         16

         Item 4.  Submission of Matters to a Vote of Security Holders     16

         Item 5.  Other Information                                       16

         Item 6.  Exhibits and Reports on  Form 8-K                       16

Signatures                                                                17

                    Regency Affiliates, Inc. and Subsidiaries
                           Consolidated Balance Sheets


Part I - Financial Information (Unaudited)

Item 1.Financial Statements


                                                                                           June 30, 2001    December 31, 2000
                                                                                         ----------------   -----------------
Assets

         Current Assets
         Cash and Cash Equivalents                                                       $    1,629,032     $     928,636
         Accounts receivable, net of allowance                                                1,850,463         2,553,589
         Income taxes receivable                                                                110,124            24,556
         Inventory                                                                            2,425,189         2,243,726
         Other current assets                                                                   329,632           127,728
                                                                                         ----------------   ---------------
                 Total current assets                                                         6,344,440         5,878,235

         Property, Plant and Equipment, Net                                                   4,203,989         4,343,170

         Investment in partnerships                                                          27,323,987        24,575,881

         Other Assets
         Aggregate inventory                                                                    834,548           834,675
         Goodwill, net of amortization                                                          787,635           820,774
         Debt issuance costs, net of amortization                                               456,827           551,343
          Other                                                                                   3,150            12,751
                                                                                          ----------------   --------------
                Total other assets                                                            2,082,160         2,219,543
                                                                                         ----------------    --------------

                                                                                       $      39,954,576     $ 37,016,829
                                                                                         ================    ==============


   The accompanying notes are an integral part of these financial statements.




                    Regency Affiliates, Inc. and Subsidiaries
                           Consolidated Balance Sheets



                                                                                 June 30, 2001      December 31, 2000
                                                                                ----------------    -----------------
     Current Liabilities
         Current portion of long-term debt                                       $      122,384       $   128,510
         Notes Payable - Banks                                                          958,085           692,174
         Notes payable - Related Parties                                              1,169,503           776,000
         Accounts payable                                                               897,766         1,080,904
          Accrued expenses                                                            1,746,808           899,837
         Taxes payable                                                                  117,847            78,820
                                                                                ----------------     --------------
                Total current liabilities                                             5,012,393         3,656,245

Long term debt, net of current portion                                               13,351,252        13,072,341

Deferred income taxes                                                                   405,516          3402,048
Minority interest in consolidated subsidiaries                                        3,870,925         3,810,143
Shareholders'  equity
         Serial preferred stock not subject to mandatory redemption                   1,052,988         1,052,988
           (maximum liquidation preference $24,975,312 in 2001 and
           2000, respectively
         Common stock, par value $.40 authorized 25,000,000
           shares; issued 6,900,659 6,900,659 and outstanding
           17,251,619 shares in 2001 and 2000
         Additional paid-in capital                                                   2,308,484         2,308,484
              Readjustment resulting from quasi-reorganization
                at December 31, 1987                                                 (1,670,596)       (1,670,596)
         Retained earnings                                                           12,161,823        10,915,990
         Accumulated other comprehensive income                                        (100,835)          (93,440)
         Treasury stock, 4,052,825 shares in 2001 and 2000                           (3,338,033)       (3,338,033)
                                                                                ----------------   ----------------
                Total shareholders' equity                                           17,314,490        16,076,052
                                                                                ----------------   ----------------
                                                                                $    39,954,576    $    37,016,829
                                                                                ================   ================

   The accompanying notes are an integral part of these financial statements.




                    Regency Affiliates, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                Three and Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)



                                                              Three Months Ended                   Six Months Ended
                                                           June 30         June 30            June 30        June 30
                                                            2001             2000              2001           2000
                                                        ---------------- ---------------   -------------   ------------
                      Net Sales                       $    3,209,359       2,971,112      $ 6,594,431     $  5,125,677
                  Costs and expenses
                      Costs of goods sold                  2,142,065       2,232,399        4,714,453        3,768,490
                  Selling and administrative               1,423,015       1,187,233        2,610,938        2,191,003
                                                        ---------------- --------------- ---------------   -------------
                                                           3,565,080       3,419,632        7,325,391        5,959,493
                                                        ---------------- --------------- ---------------   -------------

            Income (loss) from operations                   (355,721)       (448,520)        (730,960)        (833,816)
            Income from equity investment
              in partnerships                              1,522,710       1,193,165        2,748,106        2,323,682
                  Other income, net                           (7,781)          6,890           16,802           16,870
                  Interest expense                          (307,669)       (315,169)        (622,014)        (576,580)
                                                        -------------     -------------   ---------------   ------------
            Income before income tax expense,
                and minority interest                        851,539         436,366        1,411,934          930,156
                  Income tax expense                         (36,396)            701         (105,319)         (65,194)
                  Minority interest                          (23,322)          2,283          (60,782)         (32,361)
                                                        -------------    --------------   ---------------   ------------
                      Net income                      $      791,821     $   439,350      $ 1,245,833      $   832,601
                                                        =============    ==============   ===============   ============
              Net income per common share:
                            Basic                     $        0.06      $      0.03      $      0.09      $      0.06
                                                        ---------------- --------------- --------------- ---------------
                            Diluted                   $        0.06      $      0.03      $      0.09      $      0.06
                                                        ================ =============== =============== ===============


   The accompanying notes are an integral part of these financial statements.


                    Regency Affiliates, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)


                                                                                              June 30,          June 30,
                                                                                               2001              2000
                                                                                          ---------------   ---------------
Cash flows from operating activities
        Net income                                                                        $  1,245,833      $  832,601
        Adjustments to reconcile net income to net cash
             used by operating activities
                Depreciation and amortization                                                  334,401         235,932
                Change in deferred income taxes                                                  3,468          30,131
                Minority interest                                                               60,782          32,361
                Stock issued for services rendered                                                   0         217,134
                Income from equity investment in partnerships                               (2,748,106)     (2,323,682)
                Distribution of equity earnings in partnership                                       0         106,250
                Interest amortization on long-term debt                                        427,140         460,895
                Changes in operating assets and liabilities
                     Accounts receivable                                                       703,126         566,787
                     Inventory                                                                (181,336)       (286,590)
                     Other current assets                                                     (287,472)         (8,792)
                     Accounts payable                                                         (183,138)        (37,081)
                     Accrued expenses                                                          885,998        (330,607)
                                                                                          ------------     -------------
                         Net cash from (used by) operating                                     260,696        (504,661)
                         activities
                                                                                          ------------     -------------
Cash flows from investing activities
        Capital expenditures                                                                   (67,565)       (158,535)
        Other                                                                                    9,601          (3,905)
                                                                                         ---------------   -------------
                         Net cash used by investing activities                                 (57,964)       (162,440)
                                                                                         ---------------   -------------
Cash flows from financing activities
        Net short-term borrowings (payments)                                                   659,414        (594,159)
        Net  long-term borrowings (payments)                                                  (154,355)        (70,900)
        Redemption of Series E preferred stock                                                       0        (159,300)
        Other                                                                                        0         (80,389)
                                                                                         ---------------   -------------
             Net cash from (used) by financing                                                 505,059        (904,748)
             activities
                                                                                         ---------------   -------------
Foreign currency translation adjustment                                                         (7,395)        (11,350)
Increase (decrease) in cash and cash equivalents                                               700,396      (1,583,199)
Cash and cash equivalents - beginning                                                          928,636       2,348,989
                                                                                         ---------------   -------------
Cash and cash equivalents - ending                                                     $     1,629,032      $  765,790
                                                                                         ===============   =============

   The accompanying notes are an integral part of these financial statements.


                    Regency Affiliates, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (continued)
                     Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                                                   June 30,        June 30
                                                                     2001            2000
                                                                --------------- ---------------
      Supplemental disclosures of cash flow information:
                Cash paid during the year for:
                         Income taxes                          $    211,960    $    326,063
                         Interest                                   105,434          45,227


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

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1.  Bases of Presentation and Summary of Significant Accounting Policies


     A. Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 and June 30, 2001 are not necessarily indicative of the results that may be expected for the years ended December 31, 2000 and December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 2000.

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

     D. Inventory - Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Inventory is comprised of the following at June 30, 2001:

                  Raw materials and supplies                $       1,154,120
                  Work-in-process                                     229,010
                  Finished products                                 1,042,059
                                                               ---------------
                                                            $       2,425,189
                                                               ===============


     E. Aggregate Inventory - Inventory, which consists of 70+ million short tons of aggregate rock, is stated at lower of cost or market. The Company is also subject to a royalty agreement which requires the payment of certain royalties to a previous owner of the aggregate inventory upon sale of the aggregate. The Company has made only casual sales of the inventory during the periods.

     F. Income Taxes - The Company utilizes Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax basis of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those temporary differences that have future tax consequences using the current enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. In some situations SFAS 109 permits the recognition of expected benefits of utilizing net operating loss and tax credit carryforwards. Valuation allowances are established based upon management' s estimate 8 Regency Affiliates, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1. Bases of Presentation and Summary of Significant Accounting Policies (Continued)

         if   necessary.  Income  tax  expense  is the  current  tax  payable or refundable for the period plus or minus the net exchange in the deferred tax assets and liabilities.

     G. Change in Reporting Period - Prior to December 31, 2000 Glas-Aire had a fiscal year end of January 31. As a result, the Company's condensed statement of operations for the six month period ended June 30, 2000 included the financial activity of Glas-Aire for the months of February through June 2000 only.

          Had the financial activity of Glas-Aire for the month of January 2000 been included, the Company's loss from operations would be as follows:

                 Net Sales                                   $       6,060,205
                 Costs and expenses
                     Costs of goods sold                             4,380,632
                     Selling and administrative                      2,407,946
                                                                    ------------
                                                                     6,788,578
                                                                    ------------
                 Loss from operations                        $        (728,373)
                                                                    ============

Note 2.  Investment in Partnership

          In November 1994, the Company purchased a limited partnership interest in Security Land and Development Company Limited Partnership ("Security"), which owns and operates an office complex. The Company has limited voting rights and is entitled to be allocated 95% of the profit and loss of the Partnership until October 31, 2003 (the lease termination date of the sole tenant of the office complex) and 50% thereafter. The Company is entitled to receive operating income in the form of management fees relating to the partnership.

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

          Effective November 30 2000 the Company invested $10,000 for a 5% limited partnership interest in 1500 Wood Lawn Limited Partnership, the general partner of security.

          The Company accounts for the investment in partnerships on the equity method, whereby the carrying value of the investment is increased or decreased by the Company's allocable share of income or loss. The investment in partnerships included in the Consolidated Balance Sheets at June 30, 2001 is $27,323,987. The income from the Company's equity investment in the Partnerships for the six months ended June 30, 2001 was $2,748,106.

                   9Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 2.  Investment in Partnership (Continued)

          Summarized operating data for Security for the three and six months ended June 30, 2001 and June 30, 2000, is as follows:

                                              Three Months Ended                  Six Months Ended
                                           June 30,        June 30           June 30          June 30
                                             2001            2000             2001             2000
                                        --------------- ---------------  --------------    -------------
  Revenues                             $   3,460,613    $  3,316,138      $  6,813,436     $  6,630,623
  Operating Expenses                         648,355         868,975         1,630,806        1,773,856
  Depreciation and Amortization              716,067         710,067         1,432,134        1,420,134
  Interest Expense, Net                      498,290         481,133           862,734          990,652
                                        --------------- ---------------  --------------     ------------
                     Net Income        $   1,597,901    $  1,255,963      $  2,887,762      $ 2,445,981
                                        --------------- ---------------   -------------     ------------


Note 3.  Notes Payable - Banks

          On October 24, 2000, a former officer (and Director) and a shareholder obtained a commitment for a short term loan of $100,050, on behalf of the company, from a bank bearing interest at the prime rate plus three-fourths percent, adjusted monthly. As of June 30, 2001 $76,000 remained outstanding; the interest rate was 10.25%. This obligation is guaranteed by two shareholders, one of whom is a former officer and director of the Company.

          The Company's subsidiary, Rustic Crafts, has established a $1,000,000 line of credit with PNC Bank. The line of credit expires on May 18, 2002 and bears interest at the Bank's prime rate minus one-half percent (9% at June 30, 2001). The accounts receivable, inventory and other assets, such as property and equipment, of Rustic Crafts have been pledged as collateral to secure the line of credit. The line of credit is guaranteed by the Company. At June 30, 2001, the amount outstanding under the line of credit was $882,085.

          The Company's subsidiary, Glas-Aire, has established a Canadian $3,000,000 (U.S. $2,040,000) line of credit with a Canadian bank. The line of credit is collateralized by accounts receivable and inventory and bears interest at the rate of the Canadian bank's prime rate plus one-half percent. At June 30, 2001, the amount outstanding under the line of credit was zero.

Note 4.  Notes Payable - Related Parties

          The Company has outstanding $406,000 of demand notes bearing interest at 10% payable to a shareholder. Additionally the Company has outstanding a $763,503 demand note bearing interest at a rate of prime minus 1% to its President. These obligations are secured by the shares of Glas-Aire owned by the Company.

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

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 5.  Long-Term Debt (Continued)

          As of June 30, 2001, the amount outstanding under the Loan is $11,667,349, including $427,140 of interest for the six months ended June 30, 2001.

          The Company purchased a residual value insurance policy, which secures the repayment of the outstanding principal and interest when due with a maximum liability of $14 million. The costs related to the insurance along with legal fees and other costs associated with obtaining the Loan have been capitalized as debt issuance costs and are being amortized over the life of the loan using the effective interest method.

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

          The interest rates on the mortgage loan, the equipment loan and the miscellaneous loan range from 7.52% to 8.25% at June 30, 2001. The outstanding balance on these loans is $1,701,602 at June 30, 2001.

          Rustic  Craft's  real  and  personal  property,   equipment,  accounts
          receivable, inventory and other general intangibles are pledged as security for the loans. The loans are also guaranteed by the Company.

          Lease Obligations - Glas-Aire has two long-term lease obligations to purchase equipment. These obligations were five year capital leases and have been recorded as a capital asset and long-term debt. The equipment is pledged as collateral for the leases. The terms of the leases required equal monthly installment of $7,484 including principal and interest over a five year period. Interest rates on the leases range from 6.5% to 8.6%. The total outstanding balance of these lease obligations is $104,685 at June 30, 2001.

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

          For regular federal income tax purposes, the Company has remaining net operating loss carryforwards of approximately $27,982,000. These losses can be carried forward to offset future taxable income and, if noutilized, will expire in varying amounts beginning in the year 2001.

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 6.  Income Taxes (Continued)

          For the three and six months ended June 30, 2001, and 2000, the tax effect of net operating loss carryforwards reduced the current provision for regular Federal income taxes by approximately $154,000 and $259,000, $146,000 and $261,000, respectively. The Company provided $36,396 and $105,319, $(701) and $65,194 for Canadian, state income and the alternative minimum tax in the three and six months ended June 30,2001 and 2000, respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General.

          Regency Affiliates, Inc. (the "Company") is the parent company of several subsidiary business operations. The Company is committed to develop and/or monetize these business operations for the benefit of its shareholders and continues to commit both financial and personnel resources to an active merger and acquisition program in order to enhance common stockholders' values. The Company's Shareholders' Equity at June 30, 2001 was $17,314,490 as compared to $14,720,400 at June 30, 2000, an increase of $2,594,090 for the twelve months ended June 30, 2001.

Liquidity and Capital Resources.

          The investment in Security is estimated to provide the Company with management fees of approximately $100,000 per annum until 2003. In the period ending June 30, 2001, the Company's income from its equity investment in the Partnership (as well as its interest in Security's General Partner, 1500 WoodLawn L.P.) was $2,748,106. These funds, however, are presently committed for the amortization of the outstanding principal balance on Security's real estate mortgage and, while the Company's equity investment in the Partnerships has increased to $27,323,987, neither provides liquidity to the Company in excess of the $100,000 annual management fee. The Company has, however, been successful in obtaining financing with respect to this investment.

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

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

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

          On April 22, 1999, the Company acquired 513,915 shares (35%) of the outstanding common stock of Glas-Aire ("Glas-Aire ") for the issuance of a promissory note of $650,000 due January 1, 2000, at an interest rate of 7.5% per annum, which note was guaranteed by Mr. William Ponsoldt, Sr., President of the Company and $1,213,000 in cash. As of September 23, 1999 Regency had acquired 51.3% of the common stock of Glas-Aire. These common stock acquisitions were effected by open market purchases, with the funding provided by an affiliate of Statesman Group, Inc. ("Statesman"), a substantial shareholder of the Company, on an unsecured basis, by direct purchases from Glas-Aire, and by a common stock exchange agreement between the Company and certain shareholders of Glas-Aire. Under the common stock exchange agreement, the Company issued 1,188,000 shares of its restricted common stock in exchange for 288,000 Glas-Aire common shares held by the shareholders.

          The Company also sold 2,852,375 shares of its common stock to Glas-Aire for cash of $1,967,960 and 86,000 shares of Glas-Aire common stock. The proceeds were used to repay the funding provided by an affiliate of Statesman and other general corporate requirements.

          The Company's Board of Directors and management believe that the Company's common stock is substantially undervalued, and that the future growth and success of the Company is dependent upon the development of a cogent strategic plan upon which the majority of the Board of Directors and management agree. The Board of Directors and management are considering various alternatives to enhance and improve shareholder value, and for the growth and future success of the Company. The following among others are alternatives that have been discussed: Share buyback of all or a portion of the Company's shares in the open market or by private transactions, redemption of all or a portion of the Company's outstanding common stock from Glas-Aire, increase or decrease in the Company's ownership in Glas-Aire, or acquisition of other companies or technologies that complement or enhance the Company's existing products.

          The foregoing constitutes a forward-looking statement, and no assurance can be given that the Company will pursue any one or more of these alternatives. Further, pursuit of one of more of these alternatives may be expected to involve a change in either the Company's cash, other assets, or equity positions. At this time, management is unable to state with any degree of certainty which of the above actions, if any, will occur.

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

Results of Operations

          In September 1999, the Company acquired a 51% interest in Glas-Aire which manufacturers automotive accessories. The financial statements for June 30, 2000 and June 30, 2001 include the results of Glas-Aire. The operations of the Company also include the operations of Rustic Crafts, which is engaged in the manufacturing of decorative fireplaces, heater logs and related accessories.

  2001 Compared to 2000

          For the six -month ended June 30,2001:

          Net sales increased $1,468,754 over the similar period in 2000 of which $934,528 is attributable to Glas-Aire's change in fiscal year. The remaining increase is due to $792,871 of additional sales from Glas-Aire and $10,843 from NRDC, offset by a decrease in sales at Rustic Crafts of $269,488. The decrease at Rustic Crafts was due to smaller backlogs at December 31, 2000 and the decrease in sales of low margin products.

          Gross margin increased $522,791 of which $322,386 is attributable to Glas-Aire's change in fiscal year. The remaining increase is due to an increase in gross margins from Glas-Aire of $258,221 and from NRDC of $10,716, offset by a decrease in gross margin from Rustic Craft of $68,532.

          Selling and administrative expenses increased $419,935 in 2001 as compared to 2000, of which $216,943 is attributable to Glas-Aire's change in year end. Of the remainder, $241,927 related to Glas-Aire (primarily increased warranty costs, public relations consulting fees and legal fees) offset by a net reduction of selling and administrative expenses incurred by Regency, Rustic Crafts, and NRDC amounting to $38,935

          Income from equity in partnerships increased $424,424. This increase is due to a decrease in interest expense resulting from payment of principal offset by increases in operating expenses for the quarter as to Security and income resulting from the Company's acquisition of a 5% limited partnership interest in Woodlawn, L.P.

          Interest expense increased by $45,434 and is largely attributable to increased interest expense on the KBC loan, indebtedness to related parties offset by borrowing costs of Rustic Crafts.

          Net income increased $413,232 in 2001 compared to 2000 of which $398,029 represents increase equity earnings from partnerships.

For the three months ended June 30, 2001:

          Net sales increased $238,247 in 2001 over the similar period in 2000, of which $327,160 and $10,843 is attributable to Glas-Aire and NRDC, respectively. Sales of Rustic Crafts decreased $99,756 during this period.

          Gross margin increased $328,581 of which $267,443, $50,422 and $10,716 is derived from Glas-Aire, Rustic Crafts and NRDC.

          Selling and administrative expenses increase $235, 782 and were incurred primarily by Glas-Aire ($164,556) and Regency ($71,046). 14

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

          Income form equity in partnerships increased $329,545. This increase is due to a decrease in interest expense resulting from payment of principal offset by increases in operating expenses for the quarter as to Security and income resulting from the Company's acquisition of a 5% limited partnership interest in Woodlawn, L.P.

          Interest expense decreased modestly this quarter.

          Net income increased $352,471, of which $252,361 represents increased equity earnings from partnerships.

Forward-Looking Statements

          Certain statements contained in this Quarterly Report on Form 10-Q, including, but not limited to those regarding the Company's financial position, business strategy, acquisition strategy and other plans and objectives for future operations and any other statements that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements expressed or implied by such forward-looking statements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effect on its business or operations. These forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company may differ materially from those results contemplated by such forward-looking statements which include, but are not limited to:

          (i) The Company's current operations do not generate sufficient cash flow to cover corporate operating expenses and thus the Company must rely on external sources to fund these expenses. The Company's ability to continue in existence is partly dependent upon its ability to generate satisfactory levels of operating cash flow.

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

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

          (v) The Company has a significant tax loss and credit carryforwards and no assurance can be provided that the Internal Revenue Service would not attempt to limit or disallow altogether the Company's use, retroactively and/or prospectively, of such carryforwards, due to ownership changes or any other reason. The disallowance of the utilization of the company's net operating loss would severely impact he Company's financial position and results of operations due to the significant amounts of taxable income (generated by the Company's investment in Security) that have in the past been, and is expected in the future to be, offset by the Company's net operating loss carryforwards.


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




                                         REGENCY AFFILIATES, INC.
                                         ------------------------
                                                 (Registrant)



Date: August 10, 2001                    /s/ Marc H. Baldinger
---------------------                   ----------------------
                                       (Chief Financial Officer and Director)

























17