Form 10-Q
period 2001-09-30
REGENCY AFFILIATES INC
filed 2001-11-19
CIK 99249

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                          -
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

               Yes   X         No _____


     As of November 1, 2001 there were 19,398,773 shares of the $ .40 Par Value Common Stock outstanding.

                    Regency Affiliates, Inc. and Subsidiaries
                        Index to the Financial Statements





                                                                           Page

Part I - Financial Information (Unaudited)


    Item 1.  Financial Statements

             Consolidated Balance Sheets....................................3-4

             Consolidated Statements of Operations...........................5

             Consolidated Statements of Cash Flows..........................6-7

             Notes to Consolidated Financial Statements.....................8-12

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations  ...................................12-18

Part II - Other Information (Unaudited)

    Item 1.  Legal Proceedings...............................................18

    Item 2.  Changes in Securities and Use of Proceeds ......................18

    Item 3.  Defaults Upon Senior Securities ................................18

    Item 4.  Submission of Matters to a Vote of Security Holders  ...........18

    Item 5.  Other Information   ............................................18

    Item 6.  Exhibits and Reports on  Form 8-K  .............................18

Signatures...................................................................18



                    Regency Affiliates, Inc. and Subsidiaries
                           Consolidated Balance Sheets


Part I - Financial Information (Unaudited)

Item 1. Financial Statements

                                                                                September 30,        December 31,
                                                                                   2001                2000
                                                                                ----------------  --------------
Assets
   Current Assets
      Cash and Cash Equivalents                                                 $   3,074,735      $    928,636
      Accounts receivable, net of allowance                                         2,213,346         2,553,589
      Income taxes receivable                                                         162,359            24,556
      Inventory                                                                     2,176,942         2,243,726
      Other current assets                                                            287,918           127,728
                                                                                ---------------  ----------------
               Total current assets                                                 7,915,300         5,878,235

   Property, Plant and Equipment, Net                                               4,070,349         4,343,170

   Investment in partnerships                                                      28,774,971        24,575,881

   Other Assets
         Aggregate inventory                                                          834,364           834,675
         Goodwill, net of amortization                                                772,919           820,774
         Debt issuance costs, net of amortization                                     409,569           551,343
         Other                                                                          4,180            12,751
                                                                                ----------------  ----------------
               Total other assets                                                   2,021,032         2,219,543
                                                                                ----------------  ----------------

                                                                                $  42,781,652      $ 37,016,829
                                                                                ================  ================

                 The accompanying notes are an integral part of these financial statements.


                    Regency Affiliates, Inc. and Subsidiaries
                           Consolidated Balance Sheets


                                                                                           September 30,      December 31,
                                                                                               2001              2000
                                                                                          --------------    --------------
 Current Liabilities
              Current portion of long-term debt                                         $     353,562       $   128,510
              Notes Payable - Banks                                                         1,913,150           692,174
              Notes payable - Related Parties                                               1,211,503           776,000
              Accounts payable                                                                784,597         1,080,904
              Accrued expenses                                                              1,938,616           899,837
              Taxes payable                                                                   151,549            78,820
                                                                                         ---------------    --------------
                       Total current liabilities                                            6,352,977         3,656,245

     Long term debt, net of current portion                                                14,269,711        13,072,341

     Deferred income taxes                                                                    444,142           402,048
     Minority interest in consolidated subsidiaries                                         3,890,546         3,810,143
     Shareholders' equity
              Serial preferred stock not subject to mandatory
                redemption (maximum liquidation preference
                $24,975,312 in 2001 and 2000, respectively)                                 1,052,988         1,052,988
              Common stock, par value $.40 authorized 25,000,000
                shares; issued and outstanding 17,251,619
                shares in 2001 and 2000                                                     6,900,659         6,900,659
              Additional paid-in capital                                                    2,308,484         2,308,484
              Readjustment resulting from quasi-reorganization at
              December 31, 1987                                                            (1,670,596)       (1,670,596)
              Retained earnings                                                            12,832,025        10,915,990
              Accumulated other comprehensive income                                         (261,251)          (93,440)
              Treasury stock, 4,052,825 shares in 2001 and 2000                            (3,338,033)       (3,338,033)
                                                                                      ----------------  ----------------
                       Total shareholders' equity                                          17,824,276        16,076,052
                                                                                      ----------------  ----------------
                                                                                     $     42,781,652   $    37,016,829
                                                                                     ================   ================

             The accompanying notes are an integral part of these financial statements.


                    Regency Affiliates, Inc. and Subsidiaries
                      Consolidated Statements of Operations
             Three and Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)



                                                          Three Months Ended                     Nine Months Ended
                                                   September 30,      September 30,      September 30,      September 30,
                                                        2001               2000              2001               2000
                                                  -----------------   ---------------   ----------------  ---------------
                   Net Sales                    $    3,358,715        $ 4,268,915      $   9,953,146    $     9,379,262

              Costs and expenses
                  Costs of goods sold                2,498,605          3,095,179          7,213,058          6,863,669
              Selling and administrative             1,148,741          1,263,602          3,759,649          3,455,326
                                                  -----------------   ---------------   ----------------  ---------------
                                                     3,647,346          4,358,781         10,972,707         10,318,995
                                                  -----------------   ---------------   ----------------  ---------------

         Income (loss) from operations               (288,631)            (89,866)        (1,019,561)          (939,733)
         Income from equity investment
           in partnerships                          1,450,983           1,179,122          4,199,089          3,502,804
         Other income (expense), net                   64,350              48,052             81,152             80,972
         Interest expense                            (363,854)           (314,619)          (985,868)          (891,198)
                                                  -----------------   ---------------   ----------------  ---------------
         Income before income tax expense,            862,848             822,689          2,274,812          1,752,845
            and minority interest
         Income tax expense                          (112,892)           (145,741)          (218,211)          (210,935)
         Minority interest                            (79,784)            (91,925)          (140,566)          (124,286)
                                                  -----------------   ---------------   ----------------  ---------------
         Net income                             $     670,172         $   585,023       $  1,916,035      $   1,417,624
                                                  =================   ===============   ================  ===============

         Net income per common share:
                         Basic                  $       0.05          $      0.04       $       0.15      $        0.11
                                                  -----------------   ---------------   ----------------  ---------------
                        Diluted                 $       0.05          $      0.04       $       0.15      $        0.11
                                                  =================   ===============   ================  ===============


         The accompanying notes are an integral part of these financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                                                September 30,      September 30,
                                                                                                    2001               2000
                                                                                              ----------------    --------------
Cash flows from operating activities
         Net income                                                                        $        1,916,035     $    1,417,624
         Adjustments to reconcile net income to net cash
                  used by operating activities
                           Depreciation and amortization                                              532,365            367,054
                           Change in deferred income taxes                                             42,094             30,131
                           Minority interest                                                          140,566            124,286
                           Stock issued for services rendered                                               -            292,134
                           Income from equity investment in partnerships                           (4,199,089)        (3,502,804)
                           Distribution of equity earnings in partnership                                   -            106,250
                           Interest amortization on long-term debt                                    650,764            708,331
                           Changes in operating assets and liabilities
                                 Accounts receivable                                                  340,243          (141,444)
                                   Inventory                                                           67,095          (714,411)
                                   Other current assets                                              (297,993)           59,191
                                   Accounts payable                                                  (296,307)           41,357
                                   Accrued expenses                                                 1,051,344            88,269
                                                                                              ----------------  -----------------
                                          Net cash from (used by) operating activities                (52,883)       (1,124,032)
                                                                                              ----------------  -----------------

Cash flows from investing activities
         Capital expenditures                                                                         (69,915)          (175,458)
         Other                                                                                          8,571             5,089
                                                                                              ----------------  -----------------
                                          Net cash used by investing activities                       (61,344)          (170,369)
                                                                                              ----------------  -----------------

Cash flows from financing activities
         Net short-term borrowings (payments)                                                       1,656,479            41,895
         Net  long-term borrowings (payments)                                                         771,658           (99,208)
         Redemption of Series E preferred stock                                                             -          (159,300)
         Other                                                                                              -           (23,410)
         Dividends paid                                                                                     -            (5,000)
                                                                                              ----------------  -----------------
                                          Net cash from (used) by financing activities              2,428,137          (240,023)
                                                                                              ----------------  -----------------
Foreign currency translation adjustment                                                              (167,811)         (100,059)
Increase (decrease) in cash and cash equivalents                                                    2,146,099        (1,639,483)
Cash and cash equivalents - beginning                                                                 928,636         2,348,989
                                                                                              ----------------  -----------------
Cash and cash equivalents - ending                                                            $     3,074,735   $       709,506
                                                                                              ================  =================


                The accompanying notes are an integral part of these financial statements.


                    Regency Affiliates, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (continued)
                  Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                                                September 30,       September 30,
                                                                                                    2001                 2000
                                                                                              ---------------      -----------------

                    Supplemental  disclosures of cash flow information: Cash
                                  paid during the year for:
                                                Income taxes                                   $      211,960     $     399,786
                                                Interest                                              155,940           197,531



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

          In 2001, accrued compensation in the amount of $113,503 was converted to debt.

      The accompanying notes are an integral part of these financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1.  Bases of Presentation and Summary of Significant Accounting Policies

          A. Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 and September 30, 2001 are not necessarily indicative of the results that may be expected for the years ended December 31, 2000 and December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 2000.

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

          D.   Inventory - Inventories are stated at the lower of cost or market
               using  the  first-in,   first-out  (FIFO)  method.  Inventory  is
               comprised of the following at:


                                                                   September 30,
                                                                       2001
                                                               ----------------
             Raw materials and supplies                        $     944,354
                  Work-in-process                                    222,967
                  Finished products                                  959,621
                                                                ---------------
                                                               $   2,126,942
                                                               ================

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

          G. Change in Reporting Period - Prior to December 31, 2000 Glas-Aire had a fiscal year end of January 31. As a result, the Company's condensed statement of operations for the nine month period ended September 30, 2000 included the financial activity of Glas-Aire for the months of February through September 2000 only.

               Had the financial activity of Glas-Aire for the month of January 2000 been included, the Company's loss from operations would be as follows:

               Net Sales                                   $  6,060,205
                                                              ----------
               Costs and expenses
                        Costs of goods sold                   4,380,632
                        Selling and administrative            2,407,946
                                                              ----------
                                                              6,788,578
                                                              ----------
               Loss from operations                        $  (728,373)
                                                              ==========

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

               The Company accounts for the investment in partnerships on the equity method, whereby the carrying value of the investment is increased or decreased by the Company's allocable share of income or loss. The investment in partnerships included in the Consolidated Balance Sheets at September 30, 2001 is $28,774,971.

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 2.  Investment in Partnership (Continued)

               The  income  from  the   Company's   equity   investment  in  the
               Partnerships for the nine months ended September 30, 2001 was $4,199,089.

               Summarized operating data for Security for the three and nine months ended September 30, 2001 and September 30, 2000, is as follows:



                                                                       Three Months Ended                   Nine Months Ended
                                                             -----------------------------------  ----------------------------------
                                                             September 30,       September 30,     September 30,      September 30,
                                                                   2001              2000               2001               2000
                                                             -----------------  ----------------  -----------------  ---------------
                       Revenue                              $    3,433,245     $   3,314,136       $ 10,246,680      $   9,944,759
                                                             -----------------  ----------------  -----------------  ---------------
                       Operating Expenses                          860,172           866,222          2,585,613          2,640,078
                       Depreciation and Amortization               664,160           710,067          2,096,294          2,130,201
                       Interest Expense, Net                       431,367           496,666          1,294,101          1,487,318
                                                             -----------------  ----------------  -----------------  ---------------
                               Net Income                   $    1,477,546     $   1,241,181       $  4,270,672      $   3,687,162
                                                             -----------------  ----------------  -----------------  ---------------

Note 3.  Notes Payable - Banks

               On October 24, 2000, the Company obtained a commitment for a short term loan of $100,050 from a bank bearing interest at the prime rate plus three-fourths percent, adjusted monthly. As of September 30, 2001 $76,000 remained outstanding; the interest rate was 10.25%. This obligation is guaranteed by two shareholders, one of whom is a former officer and director of the Company.

               The Company's subsidiary, Rustic Crafts, has established a $1,000,000 line of credit with PNC Bank. The line of credit expires on May 18, 2002 and bears interest at the Bank's prime rate minus one-half percent. The accounts receivable, inventory and other assets, such as property and equipment, of Rustic Crafts have been pledged as collateral to secure the line of credit. The line of credit is guaranteed by the Company. At September 30, 2001, the amount outstanding under the line of credit was $994,921.

               The Company's subsidiary, Glas-Aire, has established a Canadian $3,000,000 (U.S. $2,040,000) line of credit with a Canadian bank. The line of credit is collateralized by accounts receivable and inventory and bears interest at the rate of the Canadian bank's prime rate plus one-half percent. At September 30, 2001, the amount outstanding under the line of credit was $842,229.

Note 4.  Notes Payable - Related Parties

               The Company has outstanding $448,000 of demand notes bearing interest at 10% payable to a principal shareholder. Additionally the Company has outstanding a $763,503 demand note bearing interest at a rate of prime minus 1% to its President. These obligations are secured by the shares of Glas-Aire owned by the Company.

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

               December 1, commencing December 1, 1998. The interest may be paid by the Company in cash on these semi-annual dates or the Company may elect to add the interest to the principal of the Loan then outstanding. As of September 30, 2001, the amount outstanding under the Loan is $11,961,658, including $649,850 of interest for the nine months ended September 30, 2001.

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

               Miscellaneous Loan - - In June 1999, Rustic Crafts obtained an additional loan from PNC Bank for the purpose of funding additional equipment purchases and working capital in the amount of $156,000. The loan is payable in equal monthly installments, including principal and interest, of $3,153.

               The interest rates on the mortgage loan, the equipment loan and the miscellaneous loan range from approximately 7.25% to 8.25% at September 30, 2001. The outstanding balance on these loans is $1,677,381 at September 30, 2001.

               Rustic Craft's real and personal property, equipment, accounts receivable, inventory and other general intangibles are pledged as security for the loans. The loans are also guaranteed by the Company.

               Glas-Aire's long term debt amounts to $984,234 and is comprised of capital leases of $97,317 and installment obligations of $886,917.

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

               For regular federal income tax purposes, the Company has remaining net operating loss carryforwards of approximately $27,000,000. These losses can be carried forward to offset future taxable income and, if not utilized, will expire in varying amounts beginning in the year 2001. 11

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 6.  Income taxes (Continued)

               For the three and nine months ended September 30, 2001, and 2000, the tax effect of net operating loss carryforwards reduced the current provision for regular Federal income taxes by approximately $163,000 and $424,000, respectively. The Company provided $210,935 and $145,741 for Canadian, state income and the alternative minimum tax in the three and nine months ended September 30,2001 and 2000, respectively.

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


Note 8.  Subsequent Events

               Pursuant to an agreement entered into on September 17, 2001 and amended on October 1, 2001, the Company exchanged 1,215,105 shares of common stock of Glas-Aire, representing approximately 50% of the issued and outstanding shares of Glas-Aire, for $2,500,000 plus 4,040,375 shares of Regency's common stock, or approximately 23% of the issued and outstanding shares of Regency. As a result of the transaction, neither Regency nor Glas-Aire owns any stock of the other.

               The exchange rate was based on negotiations between the parties and confirmed as to fairness by independent valuation firms, hired by respective committees of each of the Boards of Directors of Regency and Glas-Aire.

               The former president of Glas-Aire has commenced litigation in British Columbia, Canada against Glas-Aire and the Company, among others asserting, among other things, that the Regency - Glas-Aire transaction is in breach of bank agreements, securities law and fiduciary duties owed to Glas-Aire and its shareholders. The defendants are vigorously defending this litigation.

               On October 15, 2001, Statesman Group, Inc. exercised an option to acquire 6,100,000 shares of the Company's common stock. The exercise price was $.40 per share (par value) rather than the formula price in the option, which would have yielded the Company approximately 25% less. Statesman Group issued its $2,440,000 five year note to the Company as payment, secured (in addition to the shares purchased) by the 20% stock interest owned by Statesman in NRDC, the Company's 80% owned subsidiary.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General.

     Regency Affiliates, Inc. (the "Company") is the parent company of several subsidiary business operations. The Company is committed to develop and/or monetize these business operations for the benefit of its shareholders and continues to commit both financial and personnel resources to an active merger and acquisition program in order to enhance common stockholders' values. The Company's Shareholders' Equity at September 30, 2001 was $17,824,276 as compared to $15,308,128 at September 30, 2000, an increase of $2,516,148 for the twelve months ended September 30, 2001. 12

Liquidity and Capital Resources.

     The investment in Security is estimated to provide the Company with management fees of approximately $100,000 per annum until 2003. In the period ending September 30, 2001, the Company's income from its equity investment in the Partnership (as well as its interest in Security's General Partner, 1500 WoodLawn L.P.) was $4,199,089. These funds, however, are presently committed for the amortization of the outstanding principal balance on Security's real estate mortgage and, while the Company's equity investment in the Partnerships has increased to $28,774,971, neither provides liquidity to the Company in excess of the $100,000 annual management fee. The Company has, however, been successful in obtaining financing with respect to this investment.

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

     The Company has had discussions with several companies regarding the possible sale of its interest in NRDC. To facilitate the discussions concerning a possible sale, the NRDC zero coupon bonds (secured by the aggregate inventory), were retired in 1999 by the issuance of 121,000 shares of the Company's common stock. Following the termination of the 1999 NRDC Plan of Merger with Cotton Valley Resources Corporation, the Company installed limited aggregate crushing and marketing operations at the Groveland Mine in an informal joint venture with another company. The Company is also exploring the possibility of establishing a permanent infrastructure during the year 2001 or thereafter to commercialize the inventory of previously quarried and stockpiled aggregate at the Groveland Mine in cooperation with an experienced aggregate supply company.

     In October 2001, the Company announced that it had completed a transaction for the disposition of its interest in its partially owned subsidiary, Glas-Aire Industries Group Ltd. ("Glas-Aire"). Prior to the transaction, each corporation owned a substantial percentage of the common stock of the other, and they had certain officers and directors in common. Pursuant to an agreement entered into on September 17, 2001 closed on October 1, 2001, Regency exchanged 1,215,105 shares of common stock of Glas-Aire, representing approximately 50% of the issued and outstanding shares of Glas-Aire, for $2,500,000 plus 4,040,375 shares of Regency's common stock, or approximately 23% of the issued and outstanding shares of Regency. As a result of the transaction, neither Regency nor Glas-Aire owns any stock of the other. Regency's cash position improved as a result of the transaction. However, it is still mot able to generate positive cash flow from operations, and the Glas-Aire transaction will not have an immediate positive impact on cash flow.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Statesman Group, Inc. exercised an option it has held since 1997 to acquire 6,100,000 shares of the Company's Common Stock on October 15, 2001. As a result of the transaction, the Statesman Group owns approximately 38.2% of the Company's common stock.

Pursuant to an Agreement dated June 3, 1997, as amended and restated on March 24, 1998, Statesman Group, Inc. was granted options to purchase 6.1 million shares of Common Stock. Statesman owned approximately 25% of the Company's outstanding common stock prior to the issuance of these options.

On October 15, 2001, Statesman exercised the option in full pursuant to an agreement that (1) provided for a purchase price at $.40 per share (par value) rather than the formula price in the option, which would have yielded the Company approximately 25% less and (2) provided for collateral for the $2.44 million 5 year note issued by Statesman to the Company (in addition to the shares purchased) in the form of the 20% stock interest owned by Statesman in National Resource Development Corporation, the Company's 80% owned subsidiary.

Statesman Group, Inc. is an international business corporation organized under the laws of the Bahamas. Statesman's principal business is the making of investments in the United States and elsewhere. Both its principal business and principal office are located at Bay Street, Nassau, Bahamas. The Statesman Irrevocable Trust dated April 15, 1991 is the controlling person of Statesman. The Statesman Trust is an irrevocable trust for the benefit of William R. Ponsoldt, Jr., a director of the Company, Tracey A. Ponsoldt, now married and sometimes known as Tracey A. Powers, and Christopher J. Ponsoldt, all children of William R. Ponsoldt, Sr.

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

The trustee of the Statesman Trust, dated April 15, 1991, is Liedenhall Bank and Trust, Nassau, Bahamas, which has the sole right to control the disposition of and vote the Company's securities acquired by Statesman.

The Transaction will not efect liquidity of the Company, as no payments are due on the note until maturity in five years.

Results of Operations

The following discussion is of the Company's historic results. Going forward, results will be materially affected by the disposition of Glas-Aire.

     As a result of the Glas-Aire transaction, the operations of Regency will no longer include the operations of Glas-Aire as in the historical financial statements herein. The Form 8-K/A filed on November 5, 2001 by Regency shows the pro forma effects at June 30, 2001 of the removal of the assets and liabilities of Glas-Aire from the Regency balance sheet, as well as the elimination of Glas-Aire's minority interest in Regency and the receipt of $2,500,000 from Glas-Aire. The pro forma financial statements in Form 8K/A also reflect, for the period ended June 30, 2001, the removal of the results of operations of and minority interest in the income of Glas-Aire. Readers are urged to review those pro forma financial statements for information as to how the sale of Glas-Aire is likely to affect Regency in the immediate future. Similar effects would occur for the period ended September 30, 2001. On a balance sheet basis , the Glas-Aire transaction will reduce assets by approximately $4 million and stockholders equity by approximately $2 million. On an income statement basis, Glas-Aire has represented over 75% of Regency's net revenues, although only approximately 10-15% of Regency's profits. Regency's cash position improved as a result of the transaction. However, it is still not able to generate positive cash flow from operations, and the exchange with Glas-Aire will not have an immediate positive impact on cash flow from operations.


    2001 Compared to 2000

      For the three-months ended September 30, 2001:

          Net sales decreased $910,200 over the similar period in 2000. The decrease is due to $519,302 in decreased sales from Glas-Aire and $5,637 from NRDC, plus a decrease in sales at Rustic Crafts of $385,261. The decrease at Rustic Crafts was due to smaller backlogs at December 31, 2000 and the decrease in sales of low margin products.

          Gross margin decreased $313,626. The decrease is due to a decrease in gross margin from Glas-Aire of $104,226 and from NRDC of $3,993, plus a decrease in gross margin from Rustic Crafts of $205,407.

          Selling and administrative expenses decreased $114,861 in 2001 as compared to 2000. These include an increase of $2,415 related to Glas-Aire offset by a net reduction of selling and administrative expenses incurred by Regency, Rustic Crafts and NRDC amounting to $117,276.

          Income from equity in partnerships increased $271,861. This increase is due to a decrease in interest expense resulting from payment of principal offset by increases in operating expenses for the quarter as to Security and income resulting from the Company's acquisition of a 5% limited partnership interest in Woodlawn, L.P.

          Interest expense increased by $49,235 and is largely attributable to increased interest expense on the KBC loan, increased indebtedness of Glas-Aire, indebtedness to related parties offset by borrowings costs of Rustic Crafts.

          Net income increased $85,149 in 2001 compared to 2000 of which $271,861 represents increased equity earnings from partnerships less losses from operations (net of income tax and minority interest) of $186,712.

      For the nine months ended September 30, 2001:

          Net sales increased $573,884 in 2001 over the similar period in 2000, of which $273,569 and $5,206 is attributable to Glas-Aire and NRDC, respectively, and $934,528 is attributable to Glas-Aire's change in fiscal year Sales of Rustic Crafts decreased $639,419 during this period.

          Gross margin increased $224,495 of which $153,995 , ($258,609) and $6,723 is derived from Glas-Aire, Rustic Crafts and NRDC, respectively. The remaining difference of $322,386 is attributable to Glas-Aire's change in fiscal year.

            Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

          Selling and administrative expenses increased $304,323 and were incurred primarily by Glas-Aire ($244,342), a difference of $216,943 attributable to Glas-Aire's change in year end, and decreases for Regency of ($120,751) and Rustic Crafts ($36,211).

          Income from equity in partnerships increased $696,285. This increase is due to a decrease in interest expense resulting from payment of principal offset by increases in operating expenses for the quarter as to Security and income resulting from the Company's acquisition of a 5% limited partnership interest in Woodlawn, L.P.

          Interest expense increased by $94,670 and is largely attributable to increased interest expense on the KBC loan, increased indebtedness of Glas-Aire, indebtedness to related parties offset by borrowings costs of Rustic Crafts.

          Net income increased $498,411, of which $696,285 represents increased equity earnings from partnerships, less losses from operations (net of income tax and minority interest) of $197,874.

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

     As a result, actual results of the Company may differ materially from those results contemplated by such forward-looking statements which include, but are not limited to:

          (i) The Company's current operations do not generate sufficient cash flow to cover corporate operating expenses and thus the Company must rely on external sources to fund these expenses. The Company's ability to continue in existence is partly dependent upon its ability to generate satisfactory levels of operating cash flow, notwithstanding the receipt of the $2,500,000 resulting from the Glas Aire transaction.

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

                    Regency Affiliates, Inc. and Subsidiaries

PART II - OTHER INFORMATION

      ITEM 1. LEGAL PROCEEDINGS.

          On September 13, 2001 in the Supreme Court of British Columbia, the former president of Glas-Aire has commenced litigation in against Glas-Aire, the Company, Mr. Ponsoldt and Mr. Baldinger asserting, among other things, that the Regency - Glas-Aire transaction is in breach of bank agreements, securities law and fiduciary duties owed to Glas-Aire and its shareholders. The defendants are vigorously defending this litigation.

      ITEM 2. CHANGES IN SECURITIES.

          None.


      ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None.


      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.


      ITEM 5. OTHER INFORMATION.

          None.


      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     On October 16, 2001 the Company filed a current report on Form 8-K disclosing the exchange of shares with Glas-Aire. That filing was amended on Form 8-K/A on November 5, 2001 to include pro forma financial information.

     On October 25, 2001 the Company filed a current report on Form 8-K disclosing the exercise of the Statesman Group stock option.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                REGENCY AFFILIATES, INC.
                                                   (Registrant)

Date: November 19, 2001                         /s/ Marc H. Baldinger
-----------------------                         ----------------------
                                          (Chief Financial Officer and Director)