Form 10-Q/A
period 2001-09-30
REGENCY AFFILIATES INC
filed 2001-11-27
CIK 99249

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _______

                          COMMISSION FILE NUMBER 1-7949

                            REGENCY AFFILIATES, INC.
             (Exact name of registrant as specified in its charter)


              Delaware                                 72-0888772
------------------------------------     ---------------------------------------
(State or other jurisdiction of             (IRS Employer Identification)
 incorporation or organization)                     Number


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

                Yes   X                                              No _____
                    -----

     As of November 1, 2001 there were 19,398,773 shares of the $ .40 par value Common Stock outstanding.

                    Regency Affiliates, Inc. and Subsidiaries
                        Index to the Financial Statements

                                                                       Page

Part I - Financial Information (Unaudited)

Item 1.  Financial Statements

         Consolidated Balance Sheets......................................3-4

         Consolidated Statements of Operations.............................5

         Consolidated Statements of Cash Flows............................6-7

         Notes to Consolidated Financial Statements.......................8-14

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................15-19

Part II - Other Information

Item 1.    Legal Proceedings...............................................20

Item 2.    Changes in Securities and Use of Proceeds.......................20

Item 3.    Defaults Upon Senior Securities.................................20

Item 4.    Submission of Matters to a Vote of Security Holders.............20

Item 5.    Other Information...............................................20

Item 6.    Exhibits and Reports on Form 8-K ...............................20

Signatures.................................................................21



                    Regency Affiliates, Inc. and Subsidiaries
                           Consolidated Balance Sheets

Part I - Financial Information

Item 1. Financial Statements
                                                                             September 30,           December 31,
                                                                                2001                      2000
                                                                                ----                      ----
                                                                             (Unaudited)
Assets
Current Assets

Cash and Cash Equivalents                                                       $3,074,735                $928,636
Accounts receivable, net of allowance                                            2,213,346               2,553,589
Income taxes receivable                                                            162,359                  24,556
Inventory                                                                        2,176,942               2,243,726
Other current assets                                                               287,918                 127,728
                                                                                   -------                 -------

                     Total current assets                                        7,915,300               5,878,235

Property, Plant and Equipment, Net                                               4,070,349               4,343,170

Investment in partnerships                                                      28,774,971              24,575,881
Other Assets
           Aggregate inventory                                                     834,364                 834,675
           Goodwill, net of amortization                                           772,919                 820,774
           Debt issuance costs, net of amortization                                409,569                 551,343
           Other                                                                     4,180                  12,751
                                                                                     -----                  ------

                     Total other assets                                          2,021,032               2,219,543
                                                                                 ---------                ---------

                                                                               $42,781,652             $37,016,829
                                                                               ===========             ===========

                The accompanying notes are an integral part of these financial statements.




                    Regency Affiliates, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                            September 30,     December 31,
                                                                                                 2001             2000
                                                                                                 ----             ----
                                                                                             (Unaudited)
Current Liabilities
                 Current portion of long-term debt                                            $353,562         $128,510
                 Notes Payable - Banks                                                       1,913,150          692,174
                 Notes payable - Related Parties                                             1,211,503          776,000
                 Accounts payable                                                              784,597        1,080,904
                 Accrued expenses                                                            1,938,616          899,837
                 Taxes payable                                                                 151,549           78,820
                                                                                               -------           ------
                      Total current liabilities                                              6,352,977        3,656,245

Long term debt, net of current portion                                                      14,269,711       13,072,341
Deferred income taxes                                                                          383,979          402,048
Minority interest in consolidated subsidiaries                                               3,950,709        3,810,143
Shareholders' equity
         Serial preferred stock not subject to mandatory
         redemption (maximum liquidation preference
            $24,975,312 in 2001 and 2000, respectively)                                      1,052,988        1,052,988
            Common stock, par value $.40 authorized 25,000,000
            shares; issued and outstanding 17,251,619
            shares in 2001 and 2000                                                          6,900,659        6,900,659
            Additional paid-in capital                                                       2,308,484        2,308,484
            Readjustment resulting from quasi-reorganization at
            December 31, 1987                                                               (1,670,596)      (1,670,596)
            Retained earnings                                                               12,832,025       10,915,990
            Accumulated other comprehensive income                                            (261,251)         (93,440)
            Treasury stock, 4,052,825 shares in 2001 and 2000                               (3,338,033)      (3,338,033)
                                                                                            -----------      -----------
                      Total shareholders' equity                                            17,824,276       16,076,052
                                                                                            ----------       ----------
                                                                                           $42,781,652      $37,016,829
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




                    Regency Affiliates, Inc. and Subsidiaries
                      Consolidated Statements of Operations
             Three and Nine Months Ended September 30, 2001 and 2000
                                  (Unaudited)

                                                              Three Months Ended                      Nine Months Ended
                                                      September 30,        September 30,        September 30,     September 30,
                                                          2001                 2000                 2001               2000
                                                          ----                 ----                 ----               ----

  Net Sales                                             $3,358,715         $4,268,915          $9,953,146           $9,379,262
    Costs and expenses
    Costs of goods sold                                  2,498,605          3,095,179           7,213,058            6,863,669
    Selling and administrative                           1,148,741          1,263,602           3,759,649            3,455,326
                                                         ---------          ---------           ---------            ---------

                                                         3,647,346          4,358,781          10,972,707           10,318,995
                                                         ---------          ---------          ----------           ----------
            Income (loss) from operations                 (288,631)           (89,866)        (1,019,561)             (939,733)
            Income from equity investment
              in partnerships                            1,450,983          1,179,122          4,199,089             3,502,804
            Other income (expense), net                     64,350             48,052             81,152                80,972
            Interest expense                              (363,854)          (314,619)          (985,868)             (891,198)
                                                          ---------          ---------          ---------             ---------
            Income before income tax expense,              862,848            822,689          2,274,812             1,752,845
              and minority interest
            Income tax expense                            (112,892)          (145,741)          (218,211)             (210,935)
            Minority interest                              (79,784)           (91,925)          (140,566)             (124,286)
                                                           --------           --------          ---------             ---------
            Net income                                    $670,172           $585,023         $1,916,035            $1,417,624
                                                          ========           ========         ==========            ==========

            Net income per common share:
                   Basic                                     $0.05              $0.04              $0.15                 $0.11
                                                             -----              -----              -----                 -----

                   Diluted                                   $0.05              $0.04              $0.15                 $0.10
                                                             =====              =====              =====                 =====


          The accompanying notes are an integral part of these financial statements.



                    Regency Affiliates, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                                           September 30,       September 30,
                                                                                               2001                2000
                                                                                               ----                ----

Cash flows from operating activities
           Net income                                                                     $1,916,035            $1,417,624
           Adjustments to reconcile net income to net cash
                 used by operating activities
                        Depreciation and amortization                                        532,365               367,054
                        Change in deferred income taxes                                      (18,069)               30,131
                        Minority interest                                                    140,566               124,286
                        Stock issued for services rendered                                         -               292,134
                        Income from equity investment in partnerships                     (4,199,089)           (3,502,804)
                        Distribution of equity earnings in partnership                             -               106,250
                        Interest amortization on long-term debt                              650,764               708,331
                        Changes in operating assets and liabilities
                            Accounts receivable                                              340,243              (141,444)
                            Inventory                                                         67,095              (714,411)
                            Other current assets                                            (297,993)               59,191
                            Accounts payable                                                (296,307)               41,357
                            Accrued expenses                                               1,111,507                88,269
                                                                                           ---------                ------
                                       Net cash from (used by) operating activities          (52,883)           (1,124,032)
                                                                                             --------           -----------
Cash flows from investing activities
           Capital expenditures                                                              (69,915)             (175,458)
           Other                                                                               8,571                 5,089
                                                                                               -----                 -----
                                       Net cash (used by) investing activities               (61,344)             (170,369)
                                                                                             --------             ---------
Cash flows from financing activities
           Net short-term borrowings (payments)                                            1,656,479                41,895
           Net long-term borrowings (payments)                                               771,658               (99,208)
           Redemption of Series E preferred stock                                                  -              (159,300)
           Other                                                                                   -               (23,410)
           Dividends paid                                                                          -                (5,000)
                                                                                                   -                -------
                                      Net cash from (used by) financing activities         2,428,137              (245,023)
                                                                                           ---------              ---------

Foreign currency translation adjustment                                                     (167,811)             (100,059)
Increase (decrease) in cash and cash equivalents                                           2,146,099            (1,639,483)
Cash and cash equivalents - beginning                                                        928,636             2,348,989
                                                                                             -------             ---------

Cash and cash equivalents - ending                                                        $3,074,735              $709,506
                                                                                          ==========              ========

                      Supplemental disclosures of cash flow information: Cash
                                paid during the year for:
                                          Income taxes                                      $211,960             $399,786
                                          Interest                                           155,940              197,531


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

          D.   Inventory - Inventories are stated at the lower of cost or market
               using  the  first-in,   first-out  (FIFO)  method.  Inventory  is
               comprised of the following at:

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1. Bases of Presentation and Summary of Significant Accounting Policies (continued)

                                                            September 30,  2001

                  Raw materials and supplies                     $944,354
                  Work-in-process                                 222,967
                  Finished products                               959,621
                  -----------------                             ----------
                                                               $2,126,942

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

               Had the financial activity of Glas-Aire for the month of January 2000 been included, the Company's loss from operations would be as follows:

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1. Bases of Presentation and Summary of Significant Accounting Policies (continued)

                   Net Sales                                     $11,782,544
                                                                 -----------
                   Costs and expenses
                              Costs of goods sold                  8,421,774
                              Selling and administrative           4,092,204
                                                                   ---------
                   Total expenses                                $12,513,978
                                                                 -----------
                   Loss from operations                            $(731,434)
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

               Summarized operating data for Security for the three and nine months ended September 30, 2001 and September 30, 2000, is as follows:



                                                          Three Months Ended                 Nine Months Ended
                                                          ------------------                 -----------------
                                                    September 30,     September 30,   September 30,  September 30,
                                                          2001           2000             2001            2000
                                                          ----           ----             ----            ----

      Revenue                                           $3,433,245       $3,314,136     $10,246,680      $9,944,759

           Operating Expenses                              860,172         866,222        2,585,613       2,640,078
           Depreciation and Amortization                   664,160         710,067        2,096,294       2,130,201
           Interest Expense, Net                           431,367         496,666        1,294,101       1,487,318
                                                           -------         -------        ---------       ---------

           Net Income                                   $1,477,546       $1,241,181      $4,270,672      $3,687,162
                                                        ----------       ----------      ----------      ----------

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

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

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

               For the three and nine months ended September 30, 2001, and 2000, the tax effect of net operating loss carryforwards reduced the current provision for regular Federal income taxes by approximately $163,000 and $424,000, respectively. The Company provided $210,935 and $145,741 for Canadian, state income and the alternative minimum tax in the three and nine months ended September 30, 2001 and 2000, respectively.

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

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

               In October 2001, the Company announced that it had completed a transaction for the disposition of its interest in its partially owned subsidiary, Glas-Aire Industries Group Ltd. ("Glas-Aire"). Prior to the transaction, each corporation owned a substantial percentage of the common stock of the other, and they had certain officers and directors in common. Pursuant to an agreement entered into on September 17, 2001, amended on October 1, 2001, Regency exchanged 1,215,105 shares of common stock of Glas-Aire, representing approximately 50% of the issued and outstanding shares of Glas-Aire, for $2,500,000 plus 4,040,375 shares of Regency's common stock, or approximately 23% of the issued and outstanding shares of Regency. As a result of the transaction, neither Regency nor Glas-Aire owns any stock of the other. Regency's cash position improved as a result of the transaction. However, it is still not able to generate positive cash flow from operations, and the Glas-Aire transaction will not have an immediate positive impact on cash flow.

               The Statesman Group, Inc. exercised an option it has held since 1997 to acquire 6,100,000 shares of the Company's Common Stock on October 15, 2001. As a result of the transaction, the Statesman Group owns approximately 38.2% of the Company's common stock. Pursuant to an Agreement dated June 3, 1997, as amended and restated on March 24, 1998, Statesman Group, Inc. was granted options to purchase 6,100,000 million shares of Common Stock. Statesman owned approximately 25% of the Company's outstanding common stock prior to the issuance of these options.

               On October 15, 2001, Statesman exercised the option in full pursuant to an agreement that (1) provided for a purchase price at $.40 per share (par value) rather than the formula price in the option, which would have yielded the Company approximately 25% less and (2) provided for collateral for the $2.44 million 5 year note issued by Statesman to the Company (in addition to the shares purchased) in the form of the 20% stock interest owned by Statesman in National Resource Development Corporation, the Company's 80% owned subsidiary. The transaction will not effect liquidity of the Company, as no payments are due on the note until maturity in five years.

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

               As a result of the Glas-Aire transaction, the operations of Regency will no longer include the operations of Glas-Aire as in the historical financial statements herein. The Form 8-K/A filed on November 5, 2001 by Regency shows the pro forma effects at June 30, 2001 of the removal of the assets and liabilities of Glas-Aire from the Regency balance sheet, as well as the elimination of Glas-Aire's minority interest in Regency and the receipt of $2,500,000 from Glas-Aire. The pro forma financial statements in Form 8-K/A also reflect, for the period ended June 30, 2001, the removal of the results of operations of and minority interest in the income of Glas-Aire. Readers are urged to review those pro forma financial statements for information as to how the sale of Glas-Aire is likely to affect Regency in the immediate future. Similar effects would occur for the period ended September 30, 2001. On a balance sheet basis, the Glas-Aire transaction reduced assets by approximately $4 million and stockholders equity by approximately $2 million. On an income statement basis, Glas-Aire represented approximately 76% and 86% of Regency's net revenues for 2000 and the six months ended June 30, 2001, respectively, although the effect on net income was only approximately 9% and 11% in the pro forma results for 2000 and the six months ended June 30, 2001, respectively. Regency's cash position improved as a result of the transaction. However, it is still not able to generate positive cash flow from operations, and the exchange with Glas-Aire will not have an immediate positive impact on cash flow from operations.

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

               As a result,  actual results of the Company may differ materially
               from  those   results   contemplated   by  such   forward-looking
               statements which include, but are not limited to:

               (i) The Company's current operations do not generate sufficient cash flow to cover corporate operating expenses and thus the Company must rely on external sources to fund these expenses. The Company's ability to continue in existence is partly dependent upon its ability to generate satisfactory levels of operating cash flow, notwithstanding the receipt of the $2,500,000 resulting from the Glas-Aire transaction.

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

                                                     REGENCY AFFILIATES, INC.
                                                     (Registrant)

Date: November 27, 2001                              /s/ Marc H. Baldinger
                                                     ---------------------
                                                    (Chief Financial Officer and
                                                     Director)