Form 10-K
period 2001-12-31
REGENCY AFFILIATES INC
filed 2002-04-16
CIK 99249

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT OF
                                      1934

   For the Fiscal Year Ended December 31, 2001 - Commission File Number 1-7949

                            REGENCY AFFILIATES, INC.
             (Exact name of registrant as specified in its charter)

       DELAWARE                                         72-0888772
(State of incorporation)                    (IRS Employer Identification Number)

    729 SOUTH FEDERAL HWY.
     SUITE 307, STUART, FL.                       34994
(Address of principal executive offices)        (Zip Code)

                                 (561) 220-7662
              (Registrant's Telephone Number, including Area Code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

       Title of each class             Name of each exchange on which registered
  COMMON STOCK, $0.01 PAR VALUE                         NONE

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The Aggregate market value of voting stock held by non-affiliates of the registrant was approximately $5,063,071on April 8, 2002, computed on the basis of $2.61 per share of Common Stock, the mean of the bid and asked price as reported on the over-the-counter market of the bulletin board on that date.

The number of shares outstanding of the registrant's $.01 Par Value Common Stock issued as of April 8, 2002, was 1,939,874.

Documents  incorporated  by  reference:  None

                                Table of Contents


Part I                                                                 Page
Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . . . .     3
          General Development of Business . . . . . . . . . . . . . .     3
          Financial information about industry segments
              and foreign and domestic operations . . . . . . . . . .     4
          Narrative description of business . . . . . . . . . . . . .     4
          National Resource Development Corporation . . . . . . . . .     4
          Security Land and Development Company
            Limited Partnership . . . . . . . . . . . . . . . . . . .     5
          Rustic Crafts International, Inc  . . . . . . . . . . . . .     6
          Glas-Aire Industries, Group Ltd . . . . . . . . . . . . . .     6
          Regtransco, Inc . . . . . . . . . . . . . . . . . . . . . .     7
          Transcontinental Drilling Company . . . . . . . . . . . . .     7
          Speed.Com, Inc. . . . . . . . . . . . . . . . . . . . . . .     7
          Iron Mountain Resources, Inc. . . . . . . . . . . . . . . .     7
Item 2.   Properties. . . . . . . . . . . . . . . . . . . . . . . . .     8
Item 3.   Legal Proceedings.. . . . . . . . . . . . . . . . . . . . .     8
Item 4.   Submission of Matters to a Vote of Security Holders.. . . .     8

Part II

Item 5.   Market for Registrant's Common Stock and
             Related Security Holders Matters.. . . . . . . . . . . .     9
Item 6.   Selected Financial Data.. . . . . . . . . . . . . . . . . .    12
Item 7.   Management's Discussion and Analysis of
             Results of Operations and Financial Condition. . . . . .    13
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk    16
Item 8.   Consolidated Financial Statements and Supplementary Data. .    16
Item 9.   Changes in and Disagreements with
             Accountants on Accounting and Financial Disclosure.. . .    17

Part III

Item 10.   Directors and Executive Officers of the Registrant . . . .    17
Item 11.   Executive Compensation . . . . . . . . . . . . . . . . . .    17
Item 12.   Security Ownership of Certain Beneficial
             Owners and Management. . . . . . . . . . . . . . . . . .    23
Item 13.   Certain Relationships and Related Transactions . . . . . .    24

Part IV
Item 14.   Exhibits, Financial Statements, Schedules,
             And Reports on Form 8-K. . . . . . . . . . . . . . . . .    27

                                     PART I

ITEM  1.     BUSINESS

Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events and our plans and expectations. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below under "Factors That May Affect Future Results," and "Forward looking Statements", as well as those discussed elsewhere in this Form 10-K.

GENERAL  DEVELOPMENT  OF  BUSINESS.
----------------------------------

Regency Affiliates, Inc., formerly TransContinental Energy Corporation, was organized as a Delaware corporation in 1980 to be the successor to Transcontinental Oil Corporation, which existed since 1947.

After a restructuring in 1992, the Company, on July 7, 1993, acquired an 80% interest in National Resource Development Corporation ("NRDC") (the "NRDC Transaction") by the issuance of 2,975,000 shares of the Company's $0.40 P.V. Common Stock, 208,850 shares of the Company's cumulative $100 Series C Preferred Stock and 20% of the outstanding shares of Transcontinental Drilling Company ("Drilling"), a subsidiary of the Company to the Statesman Group, Inc. ("Statesman"), an international business corporation organized under the laws of the Bahamas (see Item 12). NRDC's principal asset consists of previously quarried and stockpiled rock (Aggregate) inventory located at a mine site in Michigan. The Aggregate inventory was pledged to secure repayment of certain Zero Coupon Bonds which have been issued by NRDC having a face value at maturity of $542,000 on January 1, 2002. These Bonds were retired in 1999 through the issuance of common stock of the Company. As part of the NRDC Transaction, we acquired 80% of the issued and outstanding stock of NRDC. The remainder (20%) is owned by Statesman.

On November 18, 1994, we acquired a limited partnership interest in Security Land and Development Company Limited Partnership (the "Partnership") for an equity investment of $350,000. The Partnership owns an office building complex in Woodlawn, Maryland, which is leased to the United States Social Security Administration.

On March 17, 1997, Regency, through Rustic Crafts International, Inc., a wholly owned subsidiary, acquired the assets and assumed certain liabilities of Rustic Crafts, Co., Inc., a manufacturer of wood and cast marble decorative electric fireplaces and related accessories. Consideration for the acquisition consisted of cash of $1,100,000, assumption of certain liabilities, and 100,000 restricted shares of our Common Stock.

On April 22, 1999, we acquired 513,915 shares of the common stock of Glas-Aire Industries Group, Ltd. ("Glas-Aire") in exchange for a promissory note of $650,000 due January 1, 2000, at an interest rate of 7.5% per annum, which note was guaranteed by Mr. William Ponsoldt, Sr., President of Regency, and

$1,213,000 in cash. Glas-Aire is a reporting company, and its shares are listed on the Nasdaq small cap market under the symbol "GLAR" and on the Pacific Exchange "GLA". The cash was obtained from an affiliate of Statesman through the issuance of an unsecured demand note at the interest rate of 7.5% per annum. We also purchased 3,000 shares of the common stock of Glas-Aire on the open market.

On August 2, 1999, we acquired 41,600 shares of the common stock of Glas-Aire on the open market for $119,619. The funds were provided by an affiliate of Statesman on an unsecured basis.

On August 14, 1999, we sold 2,852,375 shares of our common stock to Glas-Aire for cash of $1,967,960 and 86,000 shares of Glas-Aire common stock for total consideration of $2,281,900.

On September 23, 1999, we closed a common stock exchange agreement with certain shareholders of Glas-Aire. Under the agreement, Regency, in a private transaction, issued 1,188,000 shares of its restricted common stock to such shareholders in exchange for 288,000 Glas-Aire common shares held by the shareholders.

On October 1, 2001, we announced that we had completed a transaction for the disposing of our interest in Glas-Aire. Pursuant to an agreement entered into on September 17, 2001 and amended on October 1, 2001, we exchanged 1,215,105 shares of common stock of Glas-Aire, representing approximately 50% of the issued and outstanding shares of Glas-Aire, for $2,500,000 plus 4,040,375 shares of our common stock, or approximately 23% of the issued and outstanding shares of Regency. As a result of the transaction, neither Regency nor Glas-Aire owns any stock of the other.

FINANCIAL  INFORMATION  ABOUT  INDUSTRY  SEGMENTS  AND  FOREIGN  AND  DOMESTIC
------------------------------------------------------------------------------
OPERATIONS.
-----------

Reference is made to the Regency's financial statements at page F-1 for this information.

NARRATIVE  DESCRIPTION  OF  BUSINESS.
------------------------------------

NATIONAL  RESOURCE  DEVELOPMENT  CORPORATION

NRDC had as its principal asset approximately 70 million short tons of previously quarried and stockpiled rock ("Aggregate") located at the site of the Groveland Mine in Dickinson County, Michigan. Aggregate is primarily sold for railroad ballast, road construction, construction along shorelines and decorative uses. The market for Aggregate stone is highly competitive and, as shipping costs are high, the majority of sales, if any, are anticipated to be made locally. Other companies that produce rock and Aggregate products are located in the same region as the Groveland Mine. There are competitors have greater financial and personnel resources. As a consequence, there can be no assurance that acting alone, NRDC will be able to consummate sales of material amounts of its Aggregate.

In December 2001, the aggregate inventory was sold to Iron Mountain Resources, Inc., a 75% owned subsidiary of the company. The purchase price was $18,200,000 and is payable, with interest of 2.46%, in ninety-six equal payments of principal and interest commencing December 2003. The intercompany gain on this transaction has been eliminated in the consolidation process resulting in the aggregate inventory being carried at its historical cost

Our Aggregate is commingled with other aggregate not owned by NRDC and is rock that was separated from iron ore during previous mining operations. The ownership of the Aggregate is subject to a Royalty Agreement between North American Demolition Company (International Aggregate Corporation's predecessor in title) and M.A. Hanna Company dated December 22, 1989, as amended, which requires the payment of certain royalties to M.A. Hanna Company upon sales of Aggregate.

SECURITY  LAND  AND  DEVELOPMENT  COMPANY  LIMITED  PARTNERSHIP

On November 18, 1994, we acquired a limited partnership interest in Security Land And Development Company Limited Partnership (the "Partnership") for an equity investment of $350,000. We have no obligation to make any further capital contribution to the Partnership. The Partnership owns the 34.3-acre Security West complex at 1500 Woodlawn Drive, Woodlawn, MD consisting of a two-story office building and a connected six-story office tower occupied by the United States Social Security Administration Office of Disability and International Operations under a nine-year lease expiring October 31, 2003 (the "Lease"). The buildings have a net rentable area of approximately 717,000 square feet. The construction of the Security West Buildings was completed in 1972 and the Social Security Administration has occupied the building since 1972 under prior leases between the U.S. Government and the Partnership.

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

The terms of the Security Land And Development Company Limited Partnership Agreement (as amended) and the project note (which note will be fully amortized over the term of the lease) call for us to be allocated 95% of the profits and losses of the Partnership until October 31, 2003, and 50% thereafter. The investment in Security Land And Development Company Limited Partnership Agreement is estimated to provide us with management fees of approximately

$100,000 per annum until 2003. In the year ending December 31, 2001, the income from our equity investment in the Partnership was $5,418,197. These funds, however, are presently committed for the amortization of the outstanding principal balance on Security Land And Development Company Limited Partnership Agreement real estate mortgage and, while our investment has increased to $2,984,078 the partnership does not provide cash flow to us in excess of the $100,000 annual management fee. The partnership agreement provides for the distribution of "Sale or Refinancing Proceeds" in accordance with the partner's positive tax capital account balances. At December 31, 2001, we were the only partner with a positive tax capital account balance.

On November 30, 2000, we invested $10,000 for a 5% Limited Partnership Interest in 1500 Woodlawn Limited Partnership, the General Partner of Security. In 2001, we earned $188,268 from this investment.

RUSTIC  CRAFTS  INTERNATIONAL,  INC.

Rustic Crafts International, Inc., a wholly owned subsidiary of Regency, is a manufacturer of decorative wood and cast marble fireplaces, mantels, shelves, fireplace accessories and other home furnishings. Rustic Crafts employed 26 people at December 31, 2001.

In 2001 and 2000 Rustic Crafts generated net sales of approximately $2,407,722 and $3,313,827 respectively. Rustic Crafts had Net (Loss) Income before Management Fees of $(510,064) and $150,571 respectively, over the same period. As of December 31, 2001, Rustic Crafts had approximately $264,000 of open orders compared to approximately $225,000 in 2000. Although orders are generally subject to termination, we have historically experienced minimal cancellation of orders.

Rustic Crafts purchases the raw materials used in its manufacturing process from several suppliers. We believe that there is minimal risk from any termination of suppliers and that there are several suppliers who are capable of supplying similar quality products at competitive prices.

Rustic Crafts has a number of competitors for its products, and management considers the business to be competitive.

GLAS-AIRE  INDUSTRIES  GROUP,  LTD.

Glas-Aire Industries Group, LTD. (Glas-Aire), a publicly traded Company, was a subsidiary of Regency. Glas-Aire designs, develops, manufactures and sells sunroof deflectors, hood protectors and rear air deflectors for cars, light trucks and vans. It uses plastics and thermoforming technology to produce these products. Glas-Aire's products are used in the diverse and growing automotive components market, comprised of after-market accessories, dealer installed accessories, car care products and other products purchased by consumers for the purpose of improving their vehicles (versus those purchased for routine maintenance). Glas-Aire participates in the OEM segment of the appearance accessory market, providing products to the automotive manufacturers that then distribute the products to consumers through their dealer networks. Glas-Aire employs approximately 208 persons.

On October 1, 2001, we announced that we had completed a transaction for the disposing of our interest in Glas-Aire. Pursuant to an agreement entered into on September 17, 2001 and amended on October 1, 2001, we exchanged 1,215,105 shares of common stock of Glas-Aire, representing approximately 50% of the issued and outstanding shares of Glas-Aire, for $2,500,000 plus 4,040,375 shares of our common stock, or approximately 23% of the issued and outstanding shares of Regency. As a result of the transaction, neither Regency nor Glas-Aire owns any stock of the other at December 31, 2001

Glas-Aire  generated  net  sales  of $8,378,202 for the nine-month period ending
September 30, 2001. Income before income from equity investment and income tax expense was $449,040 over the same period. Glas-Aire had been included in Regency's consolidated financial statements effective September 23, 1999 (the date that we acquired 51.3% control of Glas-Aire) through September 30, 2001.

As of December 31, 2001, Regency and its subsidiaries employed approximately 28 people.

REGTRANSCO,  INC.

RegTransco, Inc. (RTI) has two classes of outstanding common stock, Class A and Class B. There are 20,000 shares of Class common stocks outstanding, all of which are owned by Drilling (an 80% owned subsidiary of Regency Affiliates, Inc.). Five thousand (5,000) shares of Class B common stock were issued to the Original Investors who financed the our Chapter XI filing in 1986 and 1987 and represented 20% of the voting power of RTI's outstanding common stock. As part of the 1992 Restructuring, the holders of the Class B stock returned their 20% interest as a group to RTI. RTI's Class A and Class B common stock are equal to each other in all respects except dividend preference. Holders of shares of Class A and Class B common stock are entitled to one vote per share in the election of directors. This entity has no current operations.

TRANSCONTINENTAL  DRILLING  COMPANY  ("DRILLING")

As part of the NRDC Transaction, Drilling issued sufficient shares to transfer 20% of the issued and outstanding stock of Drilling to Statesman. We own the remaining 80%. This entity has no current operations.

SPEED.COM,  INC.

Speed.com is a wholly owned subsidiary of Regency Affiliates, Inc. Previously this entity was involved in the purchase of Glas Aire. This entity has no current operations.

IRON  MOUNTAIN  RESOURCES,  INC.

In December 2001, the aggregate inventory was sold to Iron Mountain Resources, Inc., a 75% owned subsidiary of the company. The purchase price was $18,200,000 and is payable, with interest of 2.46%, in ninety-six equal payments of principal and interest commencing December 2003. The intercompany gain on this transaction has been eliminated in the consolidation process resulting in the aggregate inventory being carried at its historical cost.


ITEM  2.     PROPERTIES

The Partnership owns the Security West Building at 1500 Woodlawn Drive, Woodlawn, MD.

In March 1998, Rustic Craft purchased a 117,000 square foot building located at 40 Poplar Street in Scranton, Pennsylvania. The building was renovated and occupied in early 1999. Approximately 14,000 square feet in this building is leased to another tenant. The manufacturing operation uses approximately 75,000 square feet of the building. This facility should satisfy Rustic Crafts needs for the foreseeable future.

ITEM  3.     LEGAL  PROCEEDINGS

On February 7, 2002 a complaint naming Regency Affiliates, Inc. as Defendant was filed in the District Court of Douglas County, Nebraska, case number 1012. The Plaintiffs are Larry J. Horbach, individually and L.J. Horbach & Associates and they are demanding payment on a Regency Affiliates loan they purchased from Mid City Bank. The plaintiffs are requesting payment of $82,512.57 plus accrued interest, costs and attorney fees. We are vigorously defending this litigation and had previously commenced litigation regarding the same subject in December 2001.

On December 14, 2001 we initiated a proceeding in The Circuit Court of the Nineteenth Judicial Circuit in and for Martin County, Florida, case number 01-1087-CA against Larry J. Horbach, individually and L.J. Horbach & Associates. Larry Horbach was a former interim CFO and Board member. We claim that Larry Horbach, without appropriate authority, borrowed $100,050 from Mid City Bank in the name of Regency. We further claim that Horbach converted all or part of the proceeds from the loan for his benefit.

On September 13, 2001, Glas Aire Industries LTD., Multicorp Holdings Inc., Glas Aire Industries Group Ltd, Craig Grossman, Todd Garrett, Speed.Com, Inc., Regency Affiliates, Inc., William Ponsoldt, and Marc Baldinger were listed as defendants in a proceeding in the Supreme Court of British Columbia with Alex Y.
W.  Ding  as  plaintiff.   The  case  number  is  S015104.  Mr. Ding, the former
president of Glas-Aire, has asserted that the October 2001 Regency-Glas-Aire transaction is in breach of bank agreements, securities law and fiduciary duties owed to Glas-Aire and its stockholders. While the company has been served, plaintiff has not proceeded on this action and has not filed a statement of claim on a timely basis. Should plaintiff continue with the action, the defendants, including Regency, would vigorously defend this litigation

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The following matters were submitted to the Stockholders at The 2001 Meeting of Stockholders of Regency Affiliates, Inc. held at Nassau, Bahamas, on Wednesday, January 16, 2001:

1. To elect five directors of Regency to serve until the next Meeting of Stockholders. The vote for the respective nominees for election as directors was as follows with all of such directors continuing after the meeting:


            DIRECTORS                  FOR      AGAINST  ABSTAIN
          William Ponsoldt          14,580,336   60,522  327,791
          Stephanie Carey           14,580,437   60,421  327,791
          Martin J. Craffey         14,580,437   60,421  327,791
          William R. Ponsoldt, Jr.  14,580,336   60,533  327,791
          Marc Baldinger            14,580,437   60,421  327,791

2. To approve the proposed one-for-ten reverse stock split of Regency's Common Stock, $0.40 par value per share, the decrease in the par value to $.01 per share and the retention of the same number of authorized common shares. The results of the vote to amend the articles of incorporation regarding the reverse split was:

           For:  14,405,745      Against:  525,840     Abstain:    37,064

3. To amend the Restated Certificate of Incorporation to eliminate the stockholders' ability to act by written consent. The results of the vote to amend the Restated Certificate of Incorporation to eliminate the stockholders' ability to act by written consent was rejected by the shareholders:

           For:  8,584,041       Against:   542,102    Abstain:    19,661

4. To ratify the appointment of Rosenberg Rich Baker Berman & Company as independent public accountants. The results of the vote to ratify the appointment of Rosenberg Rich Baker Berman & Company as independent public accountants was:

           For: 14,599,298       Against:   342,714    Abstain:     26,512

PART  II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS'
            MATTERS

MARKET  INFORMATION

Our Common Stock is traded in the over-the-counter market on the bulletin board. The symbol for the listing was changed following the reverse stock split to "RAFI". The following table sets forth the high and low bid prices for each calendar quarter during the last two fiscal years of Regency. The bid quotations represent interdealer prices without retail markups, mark-downs or commissions and may not necessarily represent actual transactions. The prices for 2000 and 2001 as indicated may not reflect the actual market for substantial quantities of our Common Stock. As of April 8, 2002, there were approximately 2,433 common shareholders of record.

YEAR  ENDED
-----------

DECEMBER 31, 2000  HIGH ($)  LOW ($)
-----------------  --------  -------
First Quarter         5.875      .44
-----------------  --------  -------
Second Quarter         2.93    .9688
-----------------  --------  -------
Third Quarter          1.01      .70
-----------------  --------  -------
Fourth Quarter        .7188      .41
-----------------  --------  -------


YEAR  ENDED
-----------

DECEMBER 31, 2001  HIGH ($)  LOW ($)
-----------------  --------  -------
First Quarter          .625    .3438
-----------------  --------  -------
Second Quarter          .53      .36
-----------------  --------  -------
Third Quarter           .43      .31
-----------------  --------  -------
Fourth Quarter          .40      .22
-----------------  --------  -------

Our Shareholders approved a one-for-ten reverse stock split of our Common Stock, $0.40 par value per share, the decrease in the par value to $.01 per share and the retention of the same number of authorized common shares effective February 15, 2002 and the above prices represent the pre-split prices. The price of our common stock closed at $1.75 on April 12, 2002.

DIVIDEND  POLICY.

We have not paid or declared cash dividends on our Common Stock during the last two fiscal years. We have no present intention to pay cash dividends on our Common Stock in the future.

In January 2001, Transfer On-Line, Inc. was named as transfer agent replacing Horbach & Associates. Transfer On-Line, Inc. is located at 227 Pine Street, Suite 300, Portland, Oregon 97204. Their telephone number is (503) 227-2950 and their website is www.transferonline.com.

ISSUANCE  OF  UNREGISTERED  SECURITIES.

Effective June 3, 1997, we issued 466,667 shares of Common Stock at a value of $233,333 and options to purchase an additional 6.1 million shares of Common Stock to Statesman Group, Inc.

On October 15, 2001, Statesman exercised the option in full pursuant to an agreement that (1) provided for a purchase price at $.40 per share (par value) rather than the formula price in the option, which would have yielded approximately 25% less and (2) provided for collateral for the $2.44 million 5 year note issued by Statesman to Regency (in addition to the shares purchased) in the form of the 20% stock interest owned by Statesman in National Resource Development Corporation, our 80% owned subsidiary.

We consider these securities to have been offered and sold in a transaction not involving a public offering and, therefore, to be exempt from Registration under
Section  4(2)  of  the  Securities  Act  of  1933  as  amended.

See  Item  13  -  Certain  Relationships  and  Related  Party  Transactions.

SECURITIES  OF  THE  REGISTRANT
-------------------------------

VOTING  $0.01  PAR  VALUE  COMMON

Regency Affiliates, Inc. has authorized 25,000,000 shares of its voting $0.01 P.V. Common Stock. Holders of the Common Stock are entitled to one vote per share on matters submitted to shareholders for approval or upon the election of directors. The number of shares outstanding of our $.01 Par Value Common Stock issued, as of April 8, 2002, was 1,939,874.

CUMULATIVE CONTINGENT CONVERTIBLE PREFERRED $10 STATED VALUE SERIES-B STOCK $0.10 PAR VALUE

By agreement and in settlement of the Senior Lenders' obligations as part of our 1992 Restructuring Plan, 212,747 shares of the Series-B Preferred Stock were issued to Washington Square Capital and 158,000 shares to Cargill Financial Services. Such shares (370,747 in the aggregate) which represent 100% of the shares of Series-B authorized, issued and outstanding. Semi-annual dividend periods commence on the 24th month from the consummation of an "Initial Business Combination" (March 19, 1997), as defined in the Certificate of Designation for the Series-B Preferred Stock, and accrue for a period of 35 months without cash payment. Dividends accrue at the rate of 6% per annum. The holders of the Series-B Preferred Stock hold contingent rights to convert into Common Stock exercisable on the earlier of the date that we (and our tax consolidated subsidiaries) have accumulated consolidated taxable earnings of $55 Million, or the date that at least 80% in value of any convertible securities of Regency, as adjusted in certain circumstances, issued in the Initial Business Combination are retired or converted by the holders thereof. The events of convertibility have, at this point, not occurred. The Series-B shares carry a preference upon liquidation. Except in limited circumstances, the Series-B shares carry no voting rights. We have the right to redeem the Series-B Preferred Stock at any time.

CUMULATIVE  SENIOR  PREFERRED $100 STATED VALUE SERIES-C STOCK - $0.10 PAR VALUE

On July 7, 1993, 208,850 shares of our Cumulative Senior Preferred $100 Series-C Stock were delivered to Statesman Group, Inc. as part of the NRDC Transaction. Such shares represent 100% of the issued and outstanding Series-C shares. 210,000 shares of the Series-C Preferred Stock are authorized. Quarterly dividend periods commenced on September 30, 1993 and quarterly dividends per share are equal to 20%, not to exceed $500,000, of the annual after tax earnings of NRDC, divided by the number of shares outstanding. The Series-C shares carry a preference upon liquidation. Except in limited circumstances, the Series-C shares carry no voting rights. We have the right to redeem the Series-C Preferred Stock at any time.

CUMULATIVE CONTINGENT CONVERTIBLE JUNIOR PREFERRED $10 STATED VALUE SERIES-D STOCK - $0.10 PAR VALUE

The Series-D junior preferred shares were issued in exchange for the serial restructuring promissory notes issued as part of our 1992 Restructuring. The total issued was 25,694 shares and was required by the Acquisition Agreement as a condition to closing. 26,000 shares of the Series-D Preferred Stock are authorized. Annual dividend periods commenced on January 1, 1993. Dividends accrue at the rate of 7% per annum. The holders of the Series-D Preferred Stock hold contingent rights to convert into Common Stock, but cannot convert without the consent of a majority of the holders of the Series-C Preferred Stock. The Series-D shares carry a preference upon liquidation. Except in limited circumstances, the Series-D shares carry no voting rights. We have the right to redeem the Series-D Preferred Stock at any time.

ITEM  6.     SELECTED  FINANCIAL  DATA.

                                       2001         2000         1999         1998         1997
                                    -----------  -----------  -----------  -----------  -----------
INCOME STATEMENT
Revenues                            $10,885,765  $14,342,613  $ 7,835,071  $ 3,789,839  $ 2,908,253
  Income from Equity Investment
    in Partnership                    5,607,465    4,712,615    4,261,212    3,950,090    3,820,913
  Net Income                        $ 3,673,682  $ 2,155,254  $ 2,292,922  $ 1,794,560  $ 2,187,618
  Net Income per Share (basic)              .21          .16          .18          .14          .17
  Net Income
    per Share (diluted)                     .18          .14          .15          .12          .15
  BALANCE SHEET
  Total assets                      $36,139,876  $37,016,829  $33,657,635  $24,127,416  $15,432,529
  Long-term debt (including
    current portion) & redeemable
    Preferred Stock                 $13,733,323  $13,200,851  $12,778,244  $11,795,480  $ 5,175,400

On October 1, 2001, we announced that we had completed a transaction disposing of our interest in Glas-Aire. Pursuant to an agreement entered into on September 17, 2001 and amended on October 1, 2001, we exchanged 1,215,105 shares of common stock of Glas-Aire, representing approximately 50% of the issued and outstanding shares of Glas-Aire, for $2,500,000 plus 4,040,375 shares of our common stock, or approximately 23% of the issued and outstanding shares of Regency. As a result of the transaction, neither Regency nor Glas-Aire owns any stock of the other.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING  STATEMENTS.
----------------------------

CERTAIN STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING, BUT NOT LIMITED TO, THOSE REGARDING OUR FINANCIAL POSITION, BUSINESS STRATEGY, ACQUISITION STRATEGY AND OTHER PLANS AND OBJECTIVES FOR FUTURE OPERATIONS AND ANY OTHER STATEMENTS THAT ARE NOT HISTORICAL FACTS CONSTITUTE "FORWARD-LOOKING STATEMENTS" EXPECTATIONS AND BELIEFS CONCERNING FUTURE EVENTS IMPACTING US AND ARE SUBJECT TO UNCERTAINTIES AND FACTORS (INCLUDING, BUT NOT LIMITED TO, THOSE

SPECIFIED BELOW) WHICH ARE DIFFICULT TO PREDICT AND, IN MANY INSTANCES, ARE BEYOND OUR CONTROL. AS A RESULT, OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE RESULTS CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS WHICH INCLUDE BUT ARE NOT LIMITED TO:

     (i) WE CURRENTLY DO NOT GENERATE POSITIVE CASH FLOW AS OUR CURRENT ACTIVITIES DO NOT, IN AND OF THEMSELVES, GENERATE SUFFICIENT CASH FLOW TO COVER OUR CORPORATE OPERATING EXPENSES AND THUS WE MUST RELY ON OUR CASH RESERVES TO FUND THESE EXPENSES. OUR ABILITY TO CONTINUE IN EXISTENCE IS PARTLY DEPENDENT UPON OUR ABILITY TO ATTAIN SATISFACTORY LEVELS OF OPERATING CASH FLOWS.


    (ii) WE CURRENTLY LACK THE NECESSARY INFRA STRUCTURE AT THE SITE OF THE GROVELAND MINE IN ORDER TO PERMIT US TO MAKE MORE THAN CASUAL SALES OF THE AGGREGATE.

   (iii) AN UNSECURED DEFAULT IN THE LEASE OR SUDDEN CATASTROPHE TO THE SECURITY WEST BUILDING FROM UNINSURED ACTS OF GOD OR WAR COULD HAVE A MATERIALLY ADVERSE IMPACT UPON OUR INVESTMENT IN SECURITY LAND AND DEVELOPMENT COMPANY LIMITED PARTNERSHIP AND THEREFORE ITS FINANCIAL POSITION AND RESULTS OF OPERATIONS.

    (IV) THE FAILURE OF THE SOCIAL SECURITY ADMINISTRATION TO RENEW ITS LEASE OF THE SECURITY WEST BUILDINGS UPON ITS EXPIRATION ON OCTOBER 31, 2003 COULD HAVE AN ADVERSE IMPACT UPON OUR INVESTMENT IN SECURITY LAND AND DEVELOPMENT COMPANY LIMITED PARTNERSHIP.

     (V) WE HAVE SIGNIFICANT TAX LOSS AND CREDIT CARRYFORWARDS AND NO ASSURANCE CAN BE PROVIDED THAT THE INTERNAL REVENUE SERVICE WOULD NOT ATTEMPT TO LIMIT OR DISALLOW ALTOGETHER OUR USE, RETROACTIVELY AND/OR PROSPECTIVELY, OF SUCH CARRYFORWARDS, DUE TO OWNERSHIP CHANGES OR ANY OTHER REASON. THE DISALLOWANCE OF THE UTILIZATION OF OUR NET OPERATING LOSS WOULD SEVERELY IMPACT OUR FINANCIAL POSITION AND RESULTS OF OPERATIONS DUE TO THE SIGNIFICANT AMOUNTS OF TAXABLE INCOME (GENERATED BY OUR INVESTMENT IN SECURITY) THAT HAS IN THE PAST BEEN, AND IS EXPECTED IN THE FUTURE TO BE, OFFSET BY THE OUR NET OPERATING LOSS CARRYFORWARDS.


GENERAL

We are the parent of several subsidiary business operations. We are committed to develop and/or monetize these business operations for the benefit of our shareholders and continue to commit both financial and personnel resources to an active merger and acquisition program in order to enhance common shareholders' values.

Our Shareholders' Equity at December 31, 2001 was $19,878,174 as compared to $16,076,052 on December 31, 2000, an increase of 19.13%.

LIQUIDITY  AND  CAPITAL  RESOURCES.

The investment in Security is estimated to provide us with management fees of approximately $100,000 per annum until 2003. In the years ended December 31, 2001, December 31, 2000, December 31, 1999, our income from the equity investment in the Partnership was $5,418,197, $4,712,615, and $4,261,212,
respectively. These funds, however, are presently committed for the amortization of the outstanding principal balance on Security's real estate mortgage and, while our equity investment has increased to $29,984,078, the partnership does not provide liquidity to us in excess of the $100,000 annual management fee. The partnership agreement provides for the distribution of "Sale or Refinancing Proceeds" in accordance with the partner's positive tax capital account balances. At December 31, 2001, we were the only partner with a positive tax capital account balance. We have been previously successful in obtaining financing with respect to this partnership interest to fund our acquisition program and cash flow deficits.

Following  the  termination  of  the 1999 NRDC Plan of Merger with Cotton Valley
Resources Corporation, we installed limited Aggregate crushing and marketing operations at the Groveland Mine in an informal joint venture with another company. Pending the outcome of current discussions regarding the possible sale of the our interest, we also continue to explore the possibility of establishing a permanent infrastructure to commercialize the inventory of previously quarried and stockpiled Aggregate at the Groveland Mine. In December 2001, the aggregate inventory was sold to Iron Mountain Resources, Inc., a 75% owned subsidiary of the company. The purchase price was $18,200,000 and is payable, with interest of 2.46%, in ninety-six equal payments of principal and interest commencing December 2003. The intercompany gain on this transaction has been eliminated in the consolidation process resulting in the aggregate inventory being carried at it's historical cost.

We sold 2,852,375 shares of our common stock to Glas-Aire for cash of $1,967,960 and 86,000 shares of Glas-Aire common stock. The proceeds were used to repay the funding provided by an affiliate of Statesman and other general corporate requirements.

We continue to explore opportunities to acquire companies with operations that will provide additional liquidity and cash flow. Our ability to continue in existence is partly dependent upon our ability to attain satisfactory levels of operating cash flows and our ability to continue borrowing.

RESULTS OF OPERATIONS

2001 COMPARED TO 2000

Net sales decreased $3,456,848 compared to 2000, a 24% decrease. Net sales included $8,378,202 of Glas-Aire sales through September 30, 2001, when the investment in Glas Aire was disposed. Sales of household accessories decreased by $903,028 due to general economic conditions, the effects of September 11, 2001, and a reduction in the purchases of a large retail customer. Rustic Crafts continues to emphasize higher margin sales in 2001, has begun diversifying its product line, and has reduced its reliance on its single large customer, who required discounted prices.

Gross margins decreased $1,273,429 in 2001 over 2000, which is primarily attributable to the disposition of Glas-Aire and its inclusion in the company's financial statements through only September 30, 2001. Gross margins of home accessories decreased $437,441 in 2001 reflecting the softer economic conditions, and a reduced reliance on its single largest customer.

Selling and administrative expenses were reduced by $18,467 or 3.4% in 2001 compared to 2000. Increases in professional fees were offset by similar reductions attributable closing the Omaha office and removal of Glas-Aire activities from September 30, 2001. Expenses increased at Rustic Crafts by $57,132 as a result of an increase in spending for Research and Development to diversify into other product lines and higher costs of selling and marketing.

Income from equity investment in partnership increased $705,582 over 2000 due to the reduction of interest expenses on the lower loan principal balance of the partnership.

Interest expense increased by $94,197 in 2001 over 2000 as a result of higher loan balances at Rustic Crafts and of Regency.

Income tax expense decreased $58,082 due to lower income tax expense for Glas-Aire. Regency cannot use its net operating loss to offset the earnings of Glas Aire.

Minority interest in the Statement of Operations decreased $118,045 due primarily to the elimination of the results of operations of Glas-Aire.

Net income increased $1,518,428 or 70.5% in 2001 over 2000. The increase was due to the recognition of a gain in 2001 resulting from the sale of Glas-Aire and increased partnership earnings reduced by losses at Rustic Craft. Income before extraordinary gain increased $192,197 or 9.8% in 2000 over 1999.

2000  COMPARED  TO  1999

Net sales increased $6,507,542 over 1999, an 83% increase. Net sales include $10,929,775 of Glas-Aire sales. Sales of household accessories decreased by $485,286 due to general economic conditions resulting in a decline in sales and a reduction in backlog orders from the previous period. Rustic Crafts continues to emphasized higher margin sales in 2000 and to reduce its reliance on it's single large customer, who requires discounted prices.

Gross margins increased $2,050,695 in 2000 over 1999, which is primarily attributable to the acquisition of Glas-Aire and it's inclusion in the company's financial statements for the entire year. Gross margins of home accessories increased $196,200 in 2000 reflecting the Company's focus on higher margin products.

Selling and administrative expenses increased $1,960,385 or 58% in 2000 compared to 1999 The increase is attributable to the inclusion in the companies financial statement of Glas-Aire activities for the entire year. Expenses increased at Rustic Crafts by $214,842 as a result of higher costs of selling and marketing, including the compensation of key employees.

Income from equity investment in partnership increased $451,403 over 1999 due to the reduction of interest expenses on the lower loan principal balance of the partnership, partially offset by increased operating and administrative expenses.

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

Net income decreased $137,668 or 6% in 2000 over 1999. The decrease was due to the recognition of an extraordinary gain in 1999. Income before extraordinary gain increased $192,937 or 9.8% in 2000 over 1999.

ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

We are exposed to financial market risks due primarily to changes in interest rates. We do not use derivatives to alter the interest characteristics of our debt securities. We have no holdings of derivative or commodity instruments and we do not transact business in foreign currencies.

The fair value of our cash and cash equivalents or related income would not be significantly impacted by changes in interest rates since the investment maturities are short. Debt from drawdowns on our lines of credit incurs interest at the Prime Lending Rate, which would change from time to time.

It is not possible to anticipate the level of interest rates going forward. Changes in interest rates have little impact as the majority of our debt is at a fixed interest rate.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.

The Financial Statements and supplementary data required by Item 8 of Part II of Form 10-K for the year ending December 31, 2001, are presented on page F1 and are incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III

ITEM  10. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS OF THE REGISTRANT.

Identification  of  directors  and  officers.

The following directors were elected at the 2001 meeting of the stockholders held January 16, 2002 and will serve until the next meeting of stockholders. Executive officers are elected annually by the Board of Directors or until their successors are duly elected and qualified. Following is a list of the names and addresses, ages, positions with Regency, principal occupation and periods of service of the directors and executive officers.

NAME (AGE) ADDRESS                         POSITIONS AND OFFICES HELD AND PRINCIPAL OCCUPATIONS OR
                                                      EMPLOYMENT DURING PAST FIVE YEARS
William R. Ponsoldt, Sr. (60)       Mr. Ponsoldt has served as Chairman of the Board of Directors
729 South Federal                   since August, 1996 and as President and CEO since June, 1997.
Hwy., South 307                     On April 16, 1999, Mr. Ponsoldt was elected to fill a vacant
Stuart, Florida 34994               position on the Board of Directors of Glas-Aire Industries Group
                                    Ltd. ("Glas-Aire") and was elected Chairman of the Board of Glas-
                                    Aire at that time.  During the past five years, Mr. Ponsoldt has served as the portfolio manager for several hedge funds.  Mr.
                                    Ponsoldt is the father of William R. Ponsoldt, Jr. a director of the
                                    Company
Stephanie Carey (51)                Ms. Carey is a principal and the Investment Manager for managed
Beaumont House, 3rd Floor           companies with Bradley Management (Bahamas) Limited.  She was
King & George Street                formerly a director of Regal Bahamas International Airways Limited
P.O. Box CB 10985                   and Bank of the Bahamas.  She is also a director of Caribtours
Nassau, Bahamas                     Company Ltd., Y.M.C.A. Bahamas Chapter and Southwestern
                                    District Bahamas School Board.
Martin J. Craffey (63)              Mr. Craffey was a real estate and business broker and contract
145 Roseland Lane                   vendee with Prudential Realty of Long Island, New York from
East Patchogue, N.Y. 11772          January 1988 until December 31, 1993.  Mr. Craffey is presently employed seeking financing for, and reorganizing, real estate projects.
William R. Ponsoldt, Jr. (36)       Mr. Ponsoldt is an attorney engaged in the private practice of law in
1000 S.E. Monterrey Commons Blvd.   Florida with the firm of Wright, Ponsoldt & Lozeau Trial Attorneys,
Stuart, Florida 34994               LLP.  Formerly he was a partner in the firm of Warner, Fox, Seeley,
                                    Dungey & Sweet.  Mr. Ponsoldt is the son of William R. Ponsoldt,
                                    Sr.


Marc H. Baldinger (46)              Mr. Baldinger, C.F.P. until recently was a senior officer of financial
P. O. Box 383                       services for Riverside National Bank, located in Palm City, Florida.
Palm City Fl. 34991                 Prior to his employment at Riverside, he was a financial advisor for
                                    American Express Financial Advisors, Inc. and Linsco Private
                                    Ledger.  Mr. Baldinger was elected to fill a vacant position on the
                                    Board of Directors of Glas-Aire on April 16, 1999.
Jackie Teske (51)                   Secretary of Regency since February 2001.  From October 1982 to
P. O. Box 2998                      the present, Ms. Teske was employed as Secretary of National
Stuart, Fl. 34995                   Investment Company.


Each of Messrs. Ponsoldt, Jr. and Craffey, and Ms. Carey were appointed directors by Statesman as part of the closing of the NRDC Transaction on July 7, 1993. Each had an understanding with Statesman and/or Regency that as an inducement to accept their positions as directors, he or she would receive certain consideration from Statesman and/or Regency. Ms. Carey received 100,000 shares of our Common Stock from Statesman in 1997.

Compliance  with  Section  16(a)  of  the  Exchange  Act

Based solely on a review of reports on Form 3 and 4 and amendments thereto furnished to the Regency during its most recent fiscal year, reports on Form 5 and amendments thereto furnished to us with respect to our most recent fiscal year, we believe that no person who, at any time during 2001, was subject to the reporting requirements of Section 16(a) with respect to Regency failed to meet such requirements on a timely basis.

ITEM  11.  EXECUTIVE  COMPENSATION.

Summary  Compensation  Table.

The following table sets forth the annual and long-term compensation during the last three years for William R. Ponsoldt, Sr., and Marc Baldinger.

                                       SUMMARY COMPENSATION TABLE

                              Annual Compensation (1)                    Long Term Compensation

                                                  Other Annual   Restricted   Securities     All other
Name and Principal             Salary    Bonus    Compensation      Stock     Underlying   Compensation
Position                Year    ($)       ($)          ($)        Awards(s)   Options(#)        ($)
----------------------  ----  --------  --------  -------------  -----------  -----------  -------------
William Ponsoldt, Sr.   2001   271,638   935,920         10,000            0       10,000              0
Pres/CEO(1)             2000   269,114   501,904         10,000            0       10,000              0
                        1999   258,000   307,393          7,200            0       10,000              0

Marc Baldinger (2)      2001    40,000                   10,000                    10,000
CFO                     2000         0         0         10,000            0       10,000              0
                        1999         0         0         10,000            0       10,000              0

(1) Mr. Ponsoldt's employment agreement provides for Mr. Ponsoldt to continue in these duties until his attainment of retirement age, provided that he may resign upon 30 days notice to us and further provided that Mr. Ponsoldt may be removed from office upon death or disability or for just cause. The Agreement provides for a base salary in annual installments, in advance, of $250,000 each, which salary is to be adjusted on January 1 of every year by any increase since the previous January 1 in the Consumer Price Index ("CPI") for All Urban Consumers, U.S. city average, as published by the U.S. Department of Labor, Bureau of Labor Statistics. As additional compensation, payable on a quarterly basis, Mr. Ponsoldt is to receive an amount equal to 20% of our increase in quarterly common stock net worth, which is defined to be the difference between
(i) total shareholders' equity and (ii) any shareholders' equity accounts relating to preferred stock. Mr. Ponsoldt may elect to have a portion of his salary or additional compensation in the form of (i) a qualified pension plan;
(ii) a qualified profit sharing plan; or (iii) life insurance with a beneficiary of his choice. We may elect to pay up to 50% of the additional compensation by the issuance of warrants to purchase our Common Stock at a price equal to 50% of the average bid price for our Common Stock for the calendar quarter for which the increased compensation is payable. At Mr. Ponsoldt's option, payment for the exercise of the warrants, in whole or in part, may be made in the form of a promissory note secured by a pledge of the shares purchased. The Agreement further provides for Mr. Ponsoldt to receive health and disability insurance (with a benefit of $100,000/year payable in the event of long term disability), an automobile allowance of $600/month (to be adjusted by increases in the CPI), and reimbursement of expenses. The Agreement provides that Mr. Ponsoldt will not compete with us for a two-year period following the termination of his employment. In addition, we have agreed to indemnify Mr. Ponsoldt under certain circumstances. Any disputes between the parties under the Agreement are to be resolved through arbitration. William Ponsoldt had accrued payment of his salary and bonus until October 2001. On that date, Regency had paid his salary, bonus, and accrued interest of $1,355,00.

2. Marc Baldinger accepted the position of CFO in 2001. Mr. Baldinger was paid $40,000 as compensation in 2001 and $0 in 2000 or before.

Option/SAR  Grants.

The Option/SAR Grants Table below shows the individual grants of stock options (whether or not in tandem with SARs) and freestanding SARs made during the last completed fiscal year to any of the named executive officers. Other than the 2001 year options for 10,000 shares, exercisable at $0.40 per shares, issued to William R. Ponsoldt, Sr. and Marc Baldinger in their capacity as a director no options were granted.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                             POTENTIAL REALIZABLE VALUE
                                      PERCENT OF                                             AT ASSUMED ANNUAL RATES OF
                                        TOTAL                                                 STOCK PRICE APPRECIATION
                         NUMBER OF     OPTIONS        EXERCISE       MARKET                    FOR THE OPTION TERM (1)
                         SECURITIES   GRANTED TO       PRICE        PRICE ON               ------------------------------
                         UNDERLYING   EMPLOYEES                     DATE OF
                          OPTIONS         IN                         GRANT     EXPIRATION
NAME                      GRANTED    FISCAL YEAR   PER SHARE ($)      ($)         DATE          5%             10%
-----------------------  ----------  ------------  --------------  ----------  ----------  ------------  ----------------

William R. Ponsoldt, Sr      10,000          100%  $         4.00  $     0.33    08/05/06  $       422   $         1,846
Marc Baldinger. . . . .      10,000          100%  $         0.40  $     0.33    08/05/06  $       422   $         1,846
=========================================================================================================================

     (1) The Securities and Exchange Commission (the "SEC") requires disclosure of the potential realizable value or present value of each grant. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the SEC and do not represent the Company's estimate or projection of the Company's future common stock prices. The disclosure assumes the options will be held for the full six year term prior to exercise. Such options may be exercised prior to the end of such six-year term. The actual value, if any, an executive officer may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. There can be no assurance that the stock price will appreciate at the rates shown in the table.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Value.

The Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values table shows there were no exercises of stock options (nor tandem SARs) nor freestanding SARs during the last completed fiscal year by any of the named executive officers.

                                  OPTION VALUES AT DECEMBER 31, 2001


                                                      NUMBER OF
                                                 SECURITIES UNDERLYING
                                                  UNEXERCISED OPTIONS              VALUE OF
                            SHARES                AT DECEMBER 31, 2001      IN-THE-MONEY OPTIONS AT
                           ACQUIRED                   # OF SHARES           DECEMBER 31, 2001 (4) (1)
                              ON       VALUE    --------------------------  --------------------------
NAME                      (# SHARES)  REALIZED  EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
------------------------  ----------  --------  -----------  -------------  -----------  -------------

William R. Ponsoldt, Sr.           -         -       10,000         20,000            -              -
Marc Baldinger                     -         -       10,000         20,000

--------------------------------------------------------------------------------

---------------
(1) The Securities and Exchange Commission (the "SEC") requires disclosure of the potential realizable value or present value of each grant. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the SEC and do not represent the Company's estimate or projection of the Company's future common stock prices. The disclosure assumes the options will be held for the full six-year term prior to exercise. Such options may be exercised prior to the end of such six-year term. The actual value, if any, an executive officer may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. There can be no assurance that the stock price will appreciate at the rates shown in the table.

INCENTIVE  STOCK  OPTION  PLANS

The Company has reserved 500,000 shares of its Common Stock for issuance under the 1988 Incentive Stock Plan. There are no options to purchase Common Stock outstanding under this plan.

Stock  Options  Granted  to  Statesman  Group,  Inc.

The Statesman Group, Inc. is an international business corporation organized under the laws of the Bahamas. Statesman's principal business is the making of investments in the United States and elsewhere. Both its principal business and principal office are located at Bay Street, Nassau, Bahamas. The Statesman Irrevocable Trust dated April 15, 1991 is the controlling person of Statesman. The Statesman Trust is an irrevocable trust for the benefit of William R. Ponsoldt, Jr., a director of Regency, Tracey A. Ponsoldt, now married and sometimes known as Tracey A. Powers, and Christopher J. Ponsoldt, all children of William R. Ponsoldt, Sr. The acting trustees of the Statesman Trust, dated April 15, 1991, have the sole right to control the disposition of and vote Regency's securities acquired by Statesman

Pursuant to an Agreement dated June 3, 1997, as amended and restated on March 24, 1998, Statesman Group, Inc. was granted options to purchase 6.1 million shares of Common Stock. Statesman owned approximately 25% of our outstanding common stock prior to the issuance of these options. The options were issued to Statesman in order to secure the release of Mr. William R. Ponsoldt, Sr. to serve as our President and Chief Executive Officer and to recognize in part, the amendment to the Series C Preferred Shares under which Statesman forfeited the common stock conversion rights with respect thereto. Statesman also agreed to provide loan guarantees not to exceed the sum of $300,000 upon the request of Regency and a showing of reasonable need. In 2001, we accessed and repaid the line of credit from Statesman. The loans had been collateralized with holdings of Glas-Aire Stock owned by Regency. Statesman and/or its affiliated interests have provided loan guarantees and/or unsecured prime interest rate direct loans to Regency exceeding $2,000,000 since June 1997. Pursuant to the Amended and Restated Agreement between Regency and Statesman, until their date of expiration, the options were exercisable at any time in whole or in part at a price equal to the lower of (a) the closing trading price as of the most recent date on which at least 10,000 shares of such stock were traded, or (b) the average closing trading price of the shares during the ninety day period immediately preceding the date of exercise. We agreed to reserve sufficient shares to meet the requirements of the options. The options became exercisable immediately and remained exercisable until April 15, 2007. At the option of Statesman, payment could and was made by Statesman for exercise of the options, in whole, in the form of a promissory note executed by Statesman, secured only by a pledge of the shares purchased, which promissory note would accrue interest for any quarter at the prime rate in effect on the last day of the quarter at Chase Manhattan Bank, with interest and principal payable in a balloon payment five years after the date of execution of the note, provided that if our Board of Directors reasonably determines that exercising the options by delivery of a note would render the respective purchase of shares void or voidable, then the Board may require, as a condition to exercise of the options, that Statesman either (i) pay at least the par value of the shares in cash (with the balance paid by delivery of a note), or (ii) provide acceptable collateral other than the shares themselves to secure payment of the note. We received no cash consideration with respect to the issuance of the securities to Statesman, no commissions were paid, and no underwriter was involved. The options granted to Statesman have no readily determinable value and, therefore, we have not recognized any costs associated with the issuance of these options.

At a meeting of our Board of Directors on December 3, 2000, Statesman notified us that it intended to exercise its option. The Board formed a committee to negotiate for collateral for the note that Statesman was entitled to issue to exercise the option. The committee also obtained independent expert advice with respect to the transaction.

On October 15, 2001, Statesman exercised the option in full pursuant to an agreement that (1) provided for a purchase price at $.40 per share (par value) rather than the formula price in the option, which would have yielded us approximately 25% less and (2) provided for collateral for the $2.44 million 5 year note issued by Statesman to Regency (in addition to the shares purchased) in the form of the 20% stock interest owned by Statesman in National Resource Development Corporation, our 80% owned subsidiary.

Non Qualified Stock Options.

Non qualified options to acquire a total of 70,000 common shares were granted in 2001 to directors of Regency in accordance with the Directors' compensation program as approved by the Shareholders in the 1999 Meeting of Shareholders. The options were granted at an exercise price of $0.40 per share, respectively, the par value of the common shares at date of grant. The options vest on February 5,2002 and are exercisable to August 5, 2006.

LTIP Awards.

There have been no awards under any Long-Term Incentive Plan during the last completed fiscal year.

Defined Benefit Plans.

We have no defined benefit or actuarial plans.

Compensation of Directors.

At the 1999 Meeting of Shareholders held on August 5, 1999, the Shareholders approved a compensation program for directors providing for (i) an annual retainer for all directors of $10,000, payable one-half in cash and one-half in our Common Stock, (ii) a fee of $125/hour, with a two hour minimum, for attendance at each meeting of the Board or committee thereof, provided that multi-day meetings and specific consultations with our executive management lasting at least eight hours are compensated on a flat per diem rate of $1,000, and (iii) an award of an option to all directors to purchase 10,000 shares of our Common Stock, at fair market value on date of grant.

Other Arrangements.

Martin J. Craffey was paid $7,400 for consulting primarily with respect to the operations of Rustic Crafts International, Inc. There were no other arrangements pursuant to which any director was compensated during our last completed fiscal year for services provided as a director.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS.

On  June  3, 1997, the Company entered into an Employment Agreement with William
R. Ponsoldt, Sr. pursuant to which he became the President and Chief Executive Officer of the Company. The Agreement provides for Mr. Ponsoldt to continue in these duties until his attainment of retirement age, provided that he may resign upon 30 days notice to the Company and further provided that Mr. Ponsoldt may be removed from office upon death or disability or for just cause. The Agreement provides for a base salary in annual installments, in advance, of $250,000 each, which salary is to be adjusted on January 1 of every year by any increase since the previous January 1 in the Consumer Price Index ("CPI") for All Urban Consumers, U.S. city average, as published by the U.S. Department of Labor,

Bureau of Labor Statistics. As additional compensation, payable on a quarterly basis, Mr. Ponsoldt is to receive an amount equal to 20% of the Company's increase in quarterly common stock net worth, which is defined to be the difference between (i) total shareholders' equity and (ii) any shareholders' equity accounts relating to preferred stock. Mr. Ponsoldt may elect to have a portion of his salary or additional compensation in the form of (i) a qualified pension plan; (ii) a qualified profit sharing plan; or (iii) life insurance with a beneficiary of his choice. The Company may elect to pay up to 50% of the additional compensation by the issuance of warrants to purchase the Company's Common Stock at a price equal to 50% of the average bid price for the Company's Common Stock for the calendar quarter for which the increased compensation is payable. At Mr. Ponsoldt's option, payment for the exercise of the warrants, in whole or in part, may be made in the form of a promissory note secured by a pledge of the shares purchased. The Agreement further provides for Mr. Ponsoldt to receive health and disability insurance (with a benefit of $100,000/year payable in the event of long term disability), an automobile allowance of $600/month (to be adjusted by increases in the CPI), and reimbursement of expenses. The Agreement provides that Mr. Ponsoldt will not compete with the Company for a two year period following the termination of his employment. In addition, the Company agrees to indemnify Mr. Ponsoldt under certain circumstances. Any disputes between the Company and Mr. Ponsoldt under the Agreement are to be resolved through arbitration.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

To the best of the Company's knowledge, the only beneficial owners of more than five percent of the Company's Common Stock, its only voting securities, as of April 12, 2002 are listed below:

                                          AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP(1)
                                        -----------------------------------------------

                                            COMMON STOCK     SERIES C PREFERRED STOCK
                                        ------------------  ---------------------------
 NAME AND ADDRESS OF BENEFICIAL OWNER     SHARES      %        SHARES           %
--------------------------------------  ----------  ------  -------------  ------------
Statesman Group, Inc. (2)               754,950(3)   38.9          10,885          51.8
Bay Street
Nassau, Bahamas
Edward E. Gatz, M.D.                       92,060      (4)            -0-           -0-

---------------
(1) The nature of beneficial ownership is sole investment power and sole voting power as to all shares listed except as listed below.
(2)  See  "Certain  Relationships  and  Related  Party  Transactions."
(3) In addition to 754,950 shares of Common Stock owned outright, Statesman Group, Inc. has voting trusts for 10,000 shares of Common Stock. It also holds proxies for 62,393 shares of Common Stock subject to release under certain conditions. A committee of Regency's Board of Directors has the ability to vote the shares of Common Stock.
(4) The shareholder's most recent Schedule 13D, filed on June 5, 1998, reports that the shareholder owns 5% of the outstanding shares of the Common Stock. However, based on the number of shares owned by the shareholder as reported in the Schedule 13D and the number of outstanding shares of Common Stock, the Company believes the shareholder holds less than 5% of the outstanding Common Stock.

Security  Ownership  of  Management

The following table sets forth as of April 12, 2002 the number of shares of our Common Stock, $0.01 par value per share and the Series C Preferred Stock, beneficially owned by each director and by all executive officers and directors of the Company as a group as of such date. Unless otherwise indicated, each person has sole voting and investment powers with respect to the shares of Common Stock and the Series C Preferred Stock indicated.

                                                       AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP(1)
                                                       ---------------------------------------------
                                                          COMMON STOCK     SERIES C PREFERRED STOCK
                                                       -----------------  --------------------------
 NAME OF BENEFICIAL OWNER                               SHARES      %      SHARES          %
-----------------------------------------------------  ---------  ------  --------  ----------------
William R. Ponsoldt, Sr.                               4,313 (2)      *        -0-               -0-
Stephanie Carey                                        4,313 (2)      *        -0-               -0-
Martin J. Craffey                                      4,313 (2)      *        100                 *
William R. Ponsoldt, Jr.                               4,313 (2)      *        100                 *
Marc  H. Baldinger                                     4,313 (2)      *        -0-               -0-
All officers and directors as a group (5 individuals)
                                                       21,566(2)    .01%       -0-               -0-

---------------

*  Less  than  0.1%
(1) The nature of beneficial ownership is sole investment power and sole voting power as to all shares listed except as listed below.
(2) Includes 2,000 shares of common stock underlying stock options issued to each director in accordance with the Company's director compensation program.

Cumulative  Senior  Preferred  $100  Series-C  Stock

As of December 31, 2001 certain members of the Board of Directors of Regency Affiliates, Inc. held warrants to purchase Cumulative Senior Preferred $100 Series-C Stock from Statesman Group, Inc., as follows: William R. Ponsoldt, Jr. (warrants to purchase 1,000 shares) and Martin J. Craffey (warrants to purchase 1,000 shares).

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

STATESMAN  GROUP,  INC.  OPTIONS

Statesman Group, Inc. ("Statesman") is an international business corporation organized under the laws of the Bahamas. Statesman's principal business is the making of investments in the United States and elsewhere. Both its principal business and principal office are located at Bay Street, Nassau, Bahamas. The Statesman Irrevocable Trust, dated April 15, 1991, is the controlling person of Statesman. The Statesman Trust is an irrevocable trust for the benefit of William R. Ponsoldt, Jr., a director of the Company, Tracey A. Ponsoldt, now married and sometimes known as Tracey A. Powers, and Christopher J. Ponsoldt, all children of William R. Ponsoldt, Sr. The acting trustees of the Statesman Trust is Liedenhall Bank and Trust, Nassau, Bahamas, which has the sole right to control the disposition of and vote the Company's securities acquired by Statesman.

Pursuant to an Agreement dated June 3, 1997, as amended and restated on March 24, 1998, Statesman Group, Inc. was granted options to purchase 6.1 million shares of Common Stock. Statesman owned approximately 25% of the Company's outstanding common stock prior to the issuance of these options. The options were issued to Statesman in order to secure the release of Mr. William R. Ponsoldt, Sr. to serve as President and Chief Executive Officer of the Company, for the release of certain contractual rights held by Statesman, for assignment of certain rights of first refusal and for other consideration. Pursuant to the Amended and Restated Agreement between the Company and Statesman, until their date of expiration, the options were exercisable at any time in whole or in part at a price equal to the lower of (a) the closing trading price as of the most recent date on which at least 10,000 shares of such stock were traded, or (b) the average closing trading price of the shares during the ninety day period immediately preceding the date of exercise. The options became exercisable immediately and were to remain exercisable until April 15, 2007. At the option of Statesman, payment could be made by Statesman for exercise of the options, in whole or in part, in the form of a promissory note executed by Statesman, secured only by a pledge of the shares purchased, which promissory note would accrue interest for any quarter at the prime rate in effect on the last day of the quarter at Chase Manhattan Bank, with interest and principal payable in a balloon payment five years after the date of execution of the note, provided that if the Company's Board of Directors reasonably determined that exercising the options by delivery of a note would render the respective purchase of shares void or voidable, then the Board could require, as a condition to exercise of the options, that Statesman either (i) pay at least the par value of the shares in cash (with the balance paid by delivery of a note), or (ii) provide acceptable collateral other than the shares themselves to secure payment of the note.

At a meeting of Regency's Board of Directors on December 3, 2000, Statesman notified the Company that it intended to exercise its option. The Board of Directors formed a committee to negotiate for collateral for the note that Statesman was entitled to issue to exercise the option. The committee also obtained independent expert advice with respect to the transaction.

On October 15, 2001, Statesman exercised the option in full pursuant to an agreement that (1) provided for a purchase price at $.40 per share (par value) rather than the formula price in the option, which would have yielded the Company approximately 25% less and (2) provided for collateral for the $2.44 million 5 year note issued by Statesman to the Company (in addition to the shares purchased) in the form of the 20% stock interest owned by Statesman in National Resource Development Corporation, the Company's 80% owned subsidiary. As a result of the transaction the Statesman Group owns approximately 38.2 % of our stock.

In addition, pursuant to the Amended and Restated Agreement, Statesman also agreed to provide loan guarantees not to exceed the sum of $300,000 upon the request of the Company and a showing of reasonable need. The Company has accessed the Statesman loan. The loan is a demand loan which was collateralized by the Glas-Aire Stock held by the Company. Statesman and/or its affiliated interests have provided loan guarantees and/or unsecured prime interest rate direct loans to the Company in excess of $2,000,000 since June 1997. As of October 2, 2001, the balances of such loans have been paid in full.

DISPOSITION OF OUR INTEREST IN GLAS AIRE

On September 17, 2001, the Company completed a transaction for the disposition of its interest in its partially owned subsidiary, Glas-Aire Industries Group Ltd. ("Glas-Aire"). Prior to the transaction, each corporation owned a substantial percentage of the common stock of the other, and they had certain officers and directors in common. Pursuant to an agreement entered into on September 17, 2001 and amended on October 1, 2001, Regency exchanged 1,215,105 shares of common stock of Glas-Aire, representing approximately 50% of the issued and outstanding shares of Glas-Aire, for $2,500,000 plus 4,040,375 shares of Regency's common stock, or approximately 23% of the issued and outstanding shares of Regency. As a result of the transaction, neither Regency nor Glas-Aire owns any stock of the other.

The exchange rate was based on negotiations between the parties and confirmed as to fairness by independent valuation firms, hired by respective committees of each of the Boards of Directors of Regency and Glas-Aire.

The former president of Glas-Aire has commenced litigation in British Columbia, Canada against Glas-Aire, the Company, Mr. Ponsoldt and Mr. Baldinger, among other things, asserting that the Regency-Glas-Aire transaction is in breach of bank agreements, securities law and fiduciary duties owed to Glas-Aire and its stockholders. While the company has been served, plaintiff has not proceeded on this action and has not filed a statement of claim on a timely basis. Should plaintiff continue with the action, the defendants, including Regency, would vigorously defend this litigation

WILLIAM  R.  PONSOLDT'S,  SR.  EMPLOYMENT  AGREEMENT

Mr. Ponsoldt's employment agreement provides for Mr. Ponsoldt to continue in these duties until his attainment of retirement age, provided that he may resign upon 30 days notice to us and further provided that Mr. Ponsoldt may be removed from office upon death or disability or for just cause. The Agreement provides for a base salary in annual installments, in advance, of $250,000 each, which salary is to be adjusted on January 1 of every year by any increase since the previous January 1 in the Consumer Price Index ("CPI") for All Urban Consumers, U.S. city average, as published by the U.S. Department of Labor, Bureau of Labor Statistics. As additional compensation, payable on a quarterly basis, Mr. Ponsoldt is to receive an amount equal to 20% of our increase in quarterly common stock net worth, which is defined to be the difference between (i) total shareholders' equity and (ii) any shareholders' equity accounts relating to preferred stock. Mr. Ponsoldt may elect to have a portion of his salary or additional compensation in the form of (i) a qualified pension plan; (ii) a qualified profit sharing plan; or (iii) life insurance with a beneficiary of his choice. We may elect to pay up to 50% of the additional compensation by the issuance of warrants to purchase our Common Stock at a price equal to 50% of the average bid price for our Common Stock for the calendar quarter for which the increased compensation is payable. William Ponsoldt had accrued payment of his salary and bonus until October 2001. On that date, Regency had paid his salary, bonus, and accrued interest of $1,355,00. At Mr. Ponsoldt's option, payment for the exercise of the warrants, in whole or in part, may be made in the form of a promissory note secured by a pledge of the shares purchased. The Agreement further provides for Mr. Ponsoldt to receive health and disability insurance (with a benefit of $100,000/year payable in the event of long term disability), an automobile allowance of $600/month (to be adjusted by increases in the CPI), and reimbursement of expenses. The Agreement provides that Mr. Ponsoldt will not compete with us for a two-year period following the termination of his employment. In addition, we have agreed to indemnify Mr. Ponsoldt under certain circumstances. Any disputes between the parties under the Agreement are to be resolved through arbitration.




PART IV

ITEM 14.  EXHIBITS,  FINANCIAL  STATEMENTS,  SCHEDULES,  AND  REPORTS  ON
          FORM  8-K.

          a.   The  following  documents  are  filed  as  part  of  this report:

               1.   Financial  Statements:                                  Page

                    Independent Auditors' Reports                            F-1

                    Consolidated Balance Sheets as of
                    December 31, 2001 and 2000                               3-4

                    Consolidated Statements of Operations for the years
                    ended December 31, 2001, 2000, and 1999                    5

                    Consolidated Statements of Shareholders' Equity for the
                    years ended December 31, 2001, 2000 and 1999               6

                    Consolidated Statements of Cash Flows for the years
                    ended December 31, 2001, 2000, and 1999                  7-8

                    Notes to Consolidated Financial Statements              9-26

2.  Schedules.

          Certain schedules are omitted because of the condition under which they are required or because the required information is included in the financial statements or notes thereof.

          b. The following reports on Form 8-K were filed by the registrant during the quarter ended December 31, 2001:

          Current Report on Form 8-K dated November 6, 2001 and filed November 6, 2001

          Current Report on Form 8-K dated October 15, 2001 and Filed October 25, 2001

          Current Report on Form 8-K dated October 1, 2001 and Filed October 16, 2001

INDEX  TO  EXHIBITS

Exhibit No.   Description of Document

1(b)          Irrevocable Proxies over 85,599 shares of Regency's $0.01 par value
              Common Stock, and incorporated herein by reference
1(d)          Security Land And Development Company Limited Partnership
              Agreement, as amended, filed as Exhibit 1(a) to Registrant's Annual
              Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference
3(a)          Certificate of Incorporation of Registrant filed at Exhibit 6.1 to
              Registrant's Registration Statement on Form S-14, Registration No.
              2-66923 1 (a), page E-1 Agreement For Acquisition among Regency
              Affiliates, Inc., Statesman Group, Inc., and National Resource
              Development Corporation, as amended, and incorporated herein by reference
3(b)          Certificate of Amendment of Certificate of Incorporation of
              Registrant filed at Exhibit 3.2 to Registrant's Annual Report on Form
              10-K, and incorporated herein by reference
3(c)          Certificate of Amendment of Certificate of Incorporation filed
              February 15, 1988, and incorporated herein by reference
3(d)          By-laws of Registrant filed at Exhibit 3.4 to Registrant's Registration
              Statement on Form S-1, Registration No. 2-86906, and incorporated herein by reference
4(b)          Certificate of Designation - Series B Preferred Stock, $10 Stated
              Value, $.10 Par Value filed as Exhibit to Form 10-K dated June 7,
              1993 and incorporated herein by reference
4(c)          Certificate of Designation - Series C Preferred Stock, $100 Stated
              Value, $.10 Par Value filed as Exhibit to Form 10-K dated June 7,
              1993 and incorporated herein by reference


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

10(i)         Asset Purchase and Sale Agreement dated February 27, 1997, between Rustic Crafts Co., Inc. and certain individuals, as Sellers, and Regency Affiliates, Inc., as Purchaser, and Assignment and
              Assumption of Purchase Agreement dated March 17, 1997, between
              Regency Affiliates, Inc., and Rustic Crafts International, Inc., filed as
              Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 at page E-1, and incorporated herein by reference
10(j)         Amended and Restated Agreement Between Regency Affiliates, Inc.
              and the Statesman Group dated March 24, 1998 filed as Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended
              December 31, 1997, at page E-36, and incorporated herein by reference.
10(k)         Loan Agreement and Pledge and Security Agreement with KBC
              Bank N.V. dated June 24, 1998, filed as Exhibits 10.1 and 10.2 to the registrant's report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference.
10(l)         7th Amendment to Partnership Agreement of Security Land and
              Development Company Limited Partnership dated June 24, 1998, filed as Exhibit 10.3 to the Registrant's report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference.
10(m)         Purchase Agreement for a 5% Limited Partnership Interest in 1500
              Woodlawn Limited Partnership, the General Partner of Security.


Exhibit No.   Description of Document

10.1 Glas-Aire Redemption Agreement (incorporated herein by reference the 8-K filed on October 16, 2001)

10.2 Statesman exercise agreement (incorporated herein by reference the 8-K filed on October 25, 2001)

10.3 Certificate of Amendment for Reverse Split (incorporated herein by reference the 8-K filed on February 5, 2002)

21            Schedule of Registrant's Subsidiaries

23            Consent Letter from Rosenberg, Rich, Baker, Bermann & Company

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      REGENCY AFFILIATES, INC.
                                      (Registrant)

April 16, 2002                        By: /s/ William R. Ponsoldt Sr., President
Date                                      --------------------------------------
                                      William R. Ponsoldt, Sr., President

                                      By: /s/ Marc H. Baldinger
                                          -----------------------
                                      Marc H. Baldinger, CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date                                      Signature and Title

April 16, 2002                         By: /s/ William R. Ponsoldt, Sr.
Date                                   -------------------------------------
                                       William R. Ponsoldt, Sr. President
                                       and Director

April 16, 2002                         /s/ Stephanie Carey
Date                                   -------------------------------------
                                       Stephanie Carey,
                                       Director

April 16, 2002                         /s/ Martin J. Craffey
Date                                   -------------------------------------
                                       Martin J. Craffey,
                                       Director

April 16, 2002                         /s/ William R. Ponsoldt, Jr
Date                                   -------------------------------------
                                       William R. Ponsoldt, Jr.,
                                       Director

April 16, 2002                         /s/ Marc H. Baldinger
Date                                   -------------------------------------
                                       Marc H. Baldinger,
                                       Director

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                        INDEX TO THE FINANCIAL STATEMENTS




                                                                          Page

Independent Accountant's  Report . . . . . . . . . . . . . . . . . . . .    1

Financial  Statements

Consolidated  Balance  Sheets. . . . . . . . . . . . . . . . . . . . . .    2-3

Consolidated  Statements  of  Operations . . . . . . . . . . . . . . . .    4

Consolidated  Statements  of  Shareholders'  Equity. . . . . . . . . . .    5

Consolidated  Statements  of  Cash  Flows. . . . . . . . . . . . . . . .    6-7

Notes  to  Consolidated  Financial  Statements . . . . . . . . . . . . .    8-26

                          Independent Auditor's Report


To the Board of Directors and Stockholders of Regency Affiliates, Inc. and Subsidiaries


We have audited the consolidated balance sheets of Regency Affiliates, Inc. and Subsidiaries as of December 31, 2001and 2000 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regency Affiliates, Inc. and Subsidiaries as of December 31, 2001 and 2000 and the results of its consolidated operations, changes in shareholder's equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                /s/  Rosenberg Rich Baker Berman & Company


Bridgewater,  New  Jersey
April  6,  2002

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                    December  31,
                                                    ------------------------
                                                       2001         2000
                                                    -----------  -----------
Assets
     Current Assets
          Cash and Cash Equivalents                 $   310,093  $   928,636
          Accounts receivable, net of allowance         495,160    2,553,589
          Income taxes receivable                         8,988       24,556
          Inventory                                     953,909    2,243,726
          Other current assets                          309,663      127,728
                                                    -----------  -----------
               Total current assets                   2,077,813    5,878,235

     Property, Plant and Equipment, Net               2,192,695    4,343,170

     Investment in partnerships                      30,183,346   24,575,881

     Other Assets
          Aggregate inventory                           834,194      834,675
          Goodwill, net of amortization                 484,312      820,774
          Debt issuance costs, net of amortization      362,311      551,343
          Other                                           5,205       12,751
                                                    -----------  -----------
               Total other assets                     1,686,022    2,219,543

                                                    $36,139,876  $37,016,829
                                                    ===========  ===========


See  notes  to  the  consolidated  financial  statements.

                               REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS


                                                                                       December  31,
                                                                                 --------------------------
                                                                                     2001          2000
                                                                                 ------------  ------------
Liabilities and Shareholders' Equity
     Current Liabilities
          Current portion of long-term debt                                      $   238,145   $   128,510
          Note Payable - Banks                                                       906,977       692,174
          Notes payable - Related Party                                                    -       776,000
          Accounts payable                                                           366,440     1,080,904
          Accrued expenses                                                         1,043,221       899,837
          Taxes payable                                                              180,000        78,820
                                                                                 ------------  ------------
               Total current liabilities                                           2,734,783     3,656,245

     Long term debt, net of current portion                                       13,495,178    13,072,341

     Deferred income taxes                                                                 -       402,048
     Minority interest in consolidated subsidiaries                                   31,741     3,810,143
     Shareholders' equity
          Serial preferred stock not subject to mandatory redemption
               (maximum liquidation preference $24,975,312 in 2001
                and 2000)                                                          1,052,988     1,052,988
          Common stock, par value$.40 authorized 25,000,000 shares,
               issued and outstanding 19,398,744 and 17,251,619 shares
               in 2001 and 2000, respectively                                      7,759,509     6,900,659
          Additional paid-in capital                                                 597,294     2,308,484
          Readjustment resulting from quasi-reorganization at December 31, 1987   (1,670,596)   (1,670,596)
          Retained earnings                                                       14,589,672    10,915,990
          Accumulated other comprehensive income                                           -       (93,440)
          Note receivable - related party                                         (2,440,000)            -
          Treasury stock, 4,052,825 shares, at cost, in 2001 and 2000,
               respectively                                                          (10,693)   (3,338,033)
                                                                                 ------------  ------------
               Total shareholders' equity                                         19,878,174    16,076,052
                                                                                 ------------  ------------

                                                                                 $36,139,876   $37,016,829
                                                                                 ============  ============


See  notes  to  the  consolidated  financial  statements.

                               REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             December  31,
                                                               ----------------------------------------
                                                                   2001          2000          1999
                                                               ------------  ------------  ------------
Net Sales                                                      $10,885,765   $14,342,613   $ 7,835,071

Costs and expenses
     Costs of goods sold                                         7,616,980     9,800,399     5,343,552
     Selling and administrative expenses                         5,337,584     5,356,051     3,395,666
                                                               ------------  ------------  ------------
                                                                12,954,564    15,156,450     8,739,218
                                                               ------------  ------------  ------------

Loss from operations                                            (2,068,799)     (813,837)     (904,147)
Income from equity investment in partnerships                    5,607,465     4,712,615     4,261,212
Gain on disposition of subsidiary                                1,818,820             -             -
Other income, net                                                   77,665        99,875       190,960
Interest expense                                                (1,267,778)   (1,173,581)   (1,186,002)
                                                               ------------  ------------  ------------
Income before income tax expense, minority interest and
     extraordinary gain                                          4,167,373     2,825,072     2,362,023
Income tax expense                                                (368,211)     (426,293)     (235,309)
Minority interest                                                 (125,480)     (243,525)     (164,397)
                                                               ------------  ------------  ------------
Income before extraordinary gain                                 3,673,682     2,155,254     1,962,317
Extraordinary gain - retirement of debt                                  -             -       330,605
                                                               ------------  ------------  ------------
Net income                                                     $ 3,673,682   $ 2,155,254     2,292,922
                                                               ============  ============  ============

Net income attributable to common shareholders
     (after paid or accrued preferred stock dividends of $0,
     $0, and $49,791 in 2001, 2000 and 1999, respectively,
     and preferred stock accretion of $0, $0 and
     $19,400 in 2001, 2000 and 1999 respectively)              $ 3,673,682   $ 2,155,254     2,223,731
                                                               ============  ============  ============

Net income per common share:
     Basic                                                     $      0.21   $      0.16          0.18
                                                               ============  ============  ============
     Diluted                                                   $      0.18   $      0.14          0.15
                                                               ============  ============  ============


     See  notes  to  the  consolidated  financial  statements.

                                      REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                    YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999



                                                                                                     Readjustment
                                     Preferred Stock*       Common Stock               Additional    Resulting
                                     ---------------------  -------------------------  Paid in       from Quasi-
                                     Shares     Amount      Shares       Amount        Capital       Reorganization
                                     ---------  ----------  -----------  ------------  ------------  ----------------
Balance - January 1, 1999              605,291  $1,052,988  12,644,549   $ 5,057,831   $   270,510   $    (1,670,596)
  Issuance of common stock                   -           -     198,736        79,494       110,606                 -
  Common stock issued to acquire
    Glas-Aire                                -           -   4,040,375     1,616,150     1,711,190                 -
  Conversion of Series E
    preferred stock                          -           -      10,828         4,331         4,518                 -
  Accretion of Series E
    preferred stock                          -           -           -             -             -                 -
  Payment of dividend on Series E
    preferred stock                          -           -           -             -             -                 -
  Purchase of treasury stock                 -           -           -             -             -                 -
  Re-issue treasury stock                    -           -           -             -             -                 -
  Comprehensive income:                      -           -           -             -             -                 -
      Net income                             -           -           -             -             -                 -
      Translation adjustments net            -           -           -             -             -                 -
  Comprehensive income                       -           -           -             -             -                 -
                                     ---------  ----------  -----------  ------------  ------------  ----------------

Balance - December 31, 1999            605,291   1,052,988  16,894,488     6,757,806     2,096,824        (1,670,596)
  Issuance of common stock
  Common stock issued as
    additional consideration
    to acquire Glas-Aire                     -           -     114,000        45,600        54,400                 -
  Conversion of Series E
    preferred stock                          -           -      95,877        38,351        41,299                 -
  Common stock issued
    for services                             -           -     147,254        58,902       115,961                 -
  Comprehensive income:                      -           -           -             -             -                 -
      Net income                             -           -           -             -             -                 -
      Translation adjustments net            -           -           -             -             -                 -
  Comprehensive income                       -           -           -             -             -                 -
                                     ---------  ----------  -----------  ------------  ------------  ----------------

Balance - December 31, 2000            605,291   1,052,988  17,251,619     6,900,659     2,308,484        (1,670,596)
                                     =========  ==========  ===========  ============  ============  ================

  Disposition of subsidiary shares,
    Glas-Aire                                -           -  (4,040,375)   (1,616,150)   (1,711,190)                -
  Common stock acquisition at par
    by exercise of option
    - Statesman Group                        -           -   6,100,000     2,440,000             -                 -
  Common stock issued for services           -           -      87,500        35,000             -                 -
  Comprehensive income:
      Net income                             -           -           -             -             -                 -
                                     ---------  ----------  -----------  ------------  ------------  ----------------
                                       605,291  $1,052,988  19,398,744   $ 7,759,509   $   597,294   $    (1,670,596)
                                     =========  ==========  ===========  ============  ============  ================



                                                   Accumulated      Note
                                                   Other            Receivable    Treasury Stock             Total
                                     Retained      Comprehensive    Related       -------------------------  Stockholders'
                                     Earnings      Income           Party         Shares       Amount        Equity
                                     ------------  ---------------  ------------  -----------  ------------  ---------------
Balance - January 1, 1999            $ 6,519,019   $            -   $         -       12,460   $   (10,702)  $   11,219,050
  Issuance of common stock                     -                -             -            -             -          190,100
  Common stock issued to acquire
    Glas-Aire                                  -                -             -            -             -        3,327,340
  Conversion of Series E
    preferred stock                            -                -             -            -             -            8,849
  Accretion of Series E
    preferred stock                      (19,400)               -             -            -             -          (19,400)
  Payment of dividend on Series E
    preferred stock                      (31,805)               -             -            -             -          (31,805)
  Purchase of treasury stock                   -                -             -    4,040,375    (3,327,340)      (3,327,340)
  Re-issue treasury stock                      -                -             -          (10)            9                9
  Comprehensive income:                        -                -             -            -             -
      Net income                       2,292,922                -             -            -             -        2,292,922
      Translation adjustments net              -          (23,675)            -            -             -          (23,675)
                                                                                                             ---------------
  Comprehensive income                         -                -             -            -             -        2,269,247
                                     ------------  ---------------  ------------  -----------  ------------  ---------------

Balance - December 31, 1999            8,760,736          (23,675)            -    4,052,825    (3,338,033)      13,636,050
  Issuance of common stock
  Common stock issued as
    additional consideration
    to acquire Glas-Aire                       -                -             -            -             -          100,000
  Conversion of Series E
    preferred stock                            -                -             -            -             -           79,650
  Common stock issued
    for services                               -                -             -            -             -          174,863
  Comprehensive income:                        -                -             -            -             -
      Net income                       2,155,254                -             -            -             -        2,155,254
      Translation adjustments net              -          (69,765)            -            -             -          (69,765)
                                                                                                             ---------------
  Comprehensive income                         -                -             -            -             -        2,085,489
                                     ------------  ---------------  ------------  -----------  ------------  ---------------

Balance - December 31, 2000           10,915,990          (93,440)            -    4,052,825    (3,338,033)      16,076,052
                                     ============  ===============  ============  ===========  ============  ===============

  Disposition of subsidiary shares,
    Glas-Aire                                  -           93,440             -   (4,040,375)    3,327,340           93,440
  Common stock acquisition at par
    by exercise of option
    - Statesman Group                          -                -    (2,440,000)           -             -                -
  Common stock issued for services             -                -             -            -             -           35,000
  Comprehensive income:
      Net income                       3,673,682                -             -            -             -        3,673,682
                                     ------------  ---------------  ------------  -----------  ------------  ---------------
                                     $14,589,672   $            -   $(2,440,000)      12,450   $   (10,693)  $   19,878,174
                                     ============  ===============  ============  ===========  ============  ===============


See notes to the consolidated financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                              Years Ended December 31,
                                                                      ----------------------------------------
                                                                          2001          2000          1999
                                                                      ------------  ------------  ------------
Cash flows from operating activities
    Net income                                                        $ 3,673,682   $ 2,155,254   $ 2,292,922
    Adjustments to reconcile net income to net cash
        used by operating activities
            Minority interest                                          (3,778,402)      360,506       164,397
            Income from equity investment in partnerships              (5,607,465)   (4,712,615)   (4,261,212)
            Distribution of management fees  earnings from
                partnership                                                     -       106,251       101,326
            Interest accretion on long-term debt                          773,642       799,091       952,075
            Depreciation and amortization                                 609,788       576,727       351,985
            Issuance of common stock in lieu of cash                       35,000       274,863        69,100
            Gain on retirement of debt and disposal of assets            (253,591)            -      (346,211)
            Undistributed earnings of subsidiaries                              -             -      (114,961)
            Deferred taxes                                               (402,048)      (14,647)            -
            Changes in operating assets and liabilities
                Accounts receivable                                     2,058,429      (180,314)     (100,154)
                Inventory                                               1,290,298      (400,734)     (233,221)
                Other current assets                                     (181,935)       86,403       124,353
                Other assets                                                7,546         6,227       110,764
                Accounts payable                                         (714,464)      739,317      (555,802)
                Accrued expenses and taxes payable                        184,132      (257,503)      879,332
                                                                      ------------  ------------  ------------
                    Net cash used by operating activities              (2,305,388)     (461,174)     (565,307)
                                                                      ------------  ------------  ------------
Cash flows from investing activities
    Proceeds from disposition of Glas-Aire                              2,500,000             -             -
    Acquisition of business, net of cash of $0 in 2001, $0 in
 2000         and $595,995 in 1999                                              -       (10,000)     (885,098)
    Expenditures for property and equipment                               (86,788)     (251,492)   (1,002,781)
    Proceeds from sales of property                                             -             -       126,565
                                                                      ------------  ------------  ------------
                    Net cash used by investing activities               2,413,212      (261,492)   (1,761,314)
                                                                      ------------  ------------  ------------

Cash flows from financing activities
    Redemption of serial preferred stock                                        -      (168,150)            -
    Proceeds from long-term debt                                                -       411,224       636,323
    Payment of long-term debt                                            (241,170)     (870,996)      (85,962)
    Proceeds from line of credit - bank                                   290,803             -             -
    Loans from related parties                                            322,000             -             -
    Repayment of related party loans                                   (1,098,000)            -             -
    Net short-term proceeds                                                     -             -        20,553
    Issuance of common stock                                                    -             -     1,967,960
    Dividends paid                                                              -             -       (31,805)
                                                                      ------------  ------------  ------------
                    Net cash provided (used) by financing activities     (726,367)     (627,922)    2,507,069
                                                                      ------------  ------------  ------------
Effect of foreign exchange rates and cash                                       -       (69,765)            -
                                                                      ------------  ------------  ------------
Increase (decrease) in cash and cash equivalents                         (618,543)   (1,420,353)      180,448
Cash and cash equivalents - beginning                                     928,636     2,348,989     2,168,541
                                                                      ------------  ------------  ------------
Cash and cash equivalents - ending                                    $   310,093   $   928,636   $ 2,348,989
                                                                      ============  ============  ============


See notes to the consolidated financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                      Years Ended December 31,
                                                    ----------------------------
                                                      2001      2000      1999
                                                    --------  --------  --------
Supplemental disclosures of cash flow information:
      Cash paid during the year for:
             Interest                               $239,824  $374,490  $259,652
             Income taxes                            274,942   319,453    78,415

Supplemental disclosures of noncash investing and financing activities: In 2001, the Company issued 6,100,000 shares of common stock at par to Statesman Group, Inc. a related party, for a promissory note of $2,440,000.

     In 2001, a bank loan for $76,000 was paid off by a former officer of the Company who was guarantor on the loan. This liability is included in accrued expenses as part of an estimated contingent liability.

          In 2001, the Company issued 87,500 shares of common stock for services.

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

          In 1999, the Company issued 1,580,425 shares of its common stock, a promissory note in the amount of $650,000 and paid cash of $1,481,093 for 51.3% of the outstanding common stock of Glas-Aire Industries Group, Ltd. In connection therewith, the Company acquired assets and assumed certain liabilities as follows:

                      Fair value of assets acquired, including
                      goodwill                          $   5,304,776
                      Cash paid                            (1,481,093)
                      Promissory note issued                 (650,000)
                      Common stock issued                  (1,359,380)
                                                        --------------
                      Liabilities assumed               $   1,814,303
                                                        ==============


See notes to the consolidated financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Summary of Significant Accounting Policies

          A. Principals of Consolidation and Nature of Business - The consolidated financial statements include the accounts of Regency Affiliates, Inc. (the "Company"), its wholly owned subsidiaries, Rustic Crafts International, Inc. ("Rustic Crafts"), and Speed.com, Inc., it's 75% owned subsidiary, Iron Mountain Minerals, Inc. ("IMM") since December 13, 2001, its 80% owned subsidiaries, National Resource Development Corporation ("NRDC"), Transcontinental Drilling Company ("Drilling") and RegTransco, Inc. ("RTI") and its 50% owned subsidiary, Glas-Aire Industries Group, Ltd. ("Glas-Aire") from September 23, 1999, the date in which the Company achieved an ownership interest greater than 50% through October 1, 2001, the date this interest was disposed of. All significant intercompany balances and transactions have been eliminated in consolidation.

               The Company is engaged in multiple business activities (See
               Note 16).

               Regency Affiliates, Inc.'s share of consolidated net assets at December 31, 2001 and 2000 consists principally of cash and cash equivalents of approximately $280,000 and $12,000 respectively, investment in partnerships of approximately $30,183,200 and $24,576,000, respectively, property, plant and equipment of approximately $19,600 and $27,300, respectively, and liabilities of approximately $12,100,000 and $12,303,000, respectively.

          B. Revenue Recognition - The Company's subsidiaries recognize revenue from the sale of goods upon shipment to their respective customers.

          C. Earnings Per Share - Basic earnings per share are computed by dividing net income attributable to common shareholders (net income less preferred stock dividend requirements and periodic accretion if applicable) by the weighted average number of common shares outstanding during the year. Diluted earnings per share computations assume the conversion of Series E, Series B, and Junior Series D preferred stock during the period that the preferred stock issues were outstanding. If the result of these assumed conversions is dilutive, the dividend requirements and periodic accretion for the preferred stock issues are reduced (See Note 9).

               The weighted average number of shares used in basic earnings per share computations for 2001, 2000 and 1999 was approximately 17,547,161 and 13,085,106 and 12,664,000, respectively. The weighted average number of shares used in the computation of diluted earnings per share for 2001, 2000 and 1999 was approximately 20,439,524, 14,864,004 and 14,923,000, respectively. The Company's stock was thinly traded in the over-the-counter market on the bulletin board section until late 1999. In 2001, 2000 and 1999, market prices of $.256, $.587 and
               $.984 per share, respectively, were utilized in the conversion formulas for the computation of diluted earnings per share. In 2001, 2000 and 1999, if market prices of $.230, $.406 per share, and $.563 per share, respectively, the lowest bid price of the Company's common shares during the year, were used in the conversion formulas, the weighted average number of shares utilized in the computation of diluted earnings per share would amount to approximately 20,551,994, 15,061,106 and 15,435,000, respectively, yielding diluted earnings per share of $.18, $.14 and $.15, respectively.


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

          F. Inventory - Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Market value for raw materials is defined as replacement cost and for work-in-progress and finished products as net realizable value. Inventory is comprised of the following at December 31, 2001 and 2000:


                                                       2001       2000
                                                     --------  ----------
                         Finished products           $646,958  $  819,738
                         Work-in-process                8,793     274,988
                         Raw materials and supplies   298,158   1,149,000
                                                     --------  ----------
                                                     $953,909  $2,243,726
                                                     ========  ==========

          G. Property, Plant and Equipment - Property, plant and equipment are carried at cost. Depreciation is provided over the estimated useful lives of the assets by the use of the straight-line and declining balance methods. These items consist of the following at December 31, 2001 and 2000:

                                                        Property, Plant and
                                                        Equipment
                                                        ----------------------
                                                           2001        2000
                                                        ----------  ----------
          Land                                          $  100,000  $  100,000
          Buildings                                      2,332,160   2,307,411
          Leasehold improvements                            77,986     320,636
          Machinery and equipment                          209,605   3,390,195
                                                        ----------  ----------
                                                         2,719,751   6,118,242
          Accumulated depreciation                         527,056   1,775,072
                                                        ----------  ----------
                                                        $2,192,695  $4,343,170
                                                        ==========  ==========

          Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $372,837, $399,362 and $295,193, respectively.

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

               In December, 2001 the aggregate inventory was sold to Iron Mountain Minerals, Inc., a 75% owned subsidiary of the company. The purchase price was $18,200,000 and is payable, with interest of 2.46%, in ninety six equal payments of principal and interest commencing December, 2003. The intercompany gain on this transaction has been eliminated in the consolidation process resulting in the aggregate inventory being carried at it's historical cost.

          I. Goodwill - Goodwill resulted from the acquisition of Rustic Crafts in 1997 and Glas-Aire in 1999. The goodwill attributable to Rustic Crafts is being amortized straight-line over a period of 15 years. Accumulated amortization was $256,542 and $208,623 at December 31, 2001 and 2000, respectively.

          J. Debt Issuance Costs - Debt issuance costs are recorded at cost and are being amortized over 66 months, the life of the related loan using the effective interest method. Accumulated amortization was $587,361 and $398,329 at December 31, 2001 and 2000, respectively.

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

          M.   Evaluation  of  Long  Lived  Assets

               Long-lived assets are assessed for recoverability on an ongoing basis. In evaluating the fair value and future benefits of long-lived assets, their carrying value would be reduced by the excess, if any of the long-lived asset over management's estimate of the anticipated undiscounted future net cash flows of the related long-lived asset.

          N.   Recently Issued Accounting Pronouncements

               In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually at a minimum for potential impairment by comparing the carrying value to the

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Note 1.  Summary  of  Significant  Accounting  Policies  (Continued)

               fair value of the reporting unit to which they are assigned. The provisions of SFAS No. 142 apply to goodwill and intangible assets arising for acquisitions completed subsequent to June 30, 2001. SFAS No. 142 is required to be adopted for goodwill and intangible assets arising from acquisitions prior to June 30, 2001 as of December 31, 2001 and is effective for fiscal years beginning after December 15, 2001. The Company is currently determining the impact of adopting this standard under the transition provisions of SFAS No. 142.

               In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses accounting and reporting for the obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2001. The Company is currently assessing the impact of this new standard.

          O. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          P. Reclassifications - Certain reclassifications were made to prior period financial statement presentations to conform with current period presentations.

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

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.   Investment in Glas-Aire (Continued)


                                                      1999
                                                     (Unaudited)
                                                     ------------
              Net sales                              $ 13,638,300
              Net income                                2,358,800
              Net income applicable to common stock 2,307,600 Net income per common shares
                   Basic                                      .19
                   Diluted                                    .16


          Pursuant to an agreement entered into on September 17, 2001 and amended on October 1, 2001, the Company exchanged 1,215,105 shares of common stock of Glas-Aire, representing approximately 50% of the issued and outstanding shares of Glas-Aire, for $2,500,000 plus 4,040,375 of its common stock, or approximately 23% of its issued and outstanding shares. As a result of the transaction, neither the company or Glas-Aire owns any stock of the other.

          The Company's consolidated results of operations for 2001 include the financial activity of Glas-Aire up to and through September 30, 2001. As a result of this transaction, Regency recognized a gain of $1,818,820 as follows:


          Cash received                                             $2,500,000
          Net Assets of Glas-Aire at October 31, 2001  (1,694,991)
          Elimination of minority interest and
           Unamortized goodwill                         1,013,811     (681,180)
                                                       -----------  -----------
                Gain on Disposition                                 $1,818,820
                                                                    -----------

          On September 13, 2001 the Company was named as a defendant in litigation commenced by Glas-Aire's former president. The complaint alleges that the Regency/Glas-Aire transaction is in breach of bank agreements, securities law and fiduciary duties owed Glas-Aire and its stockholders. While the company has been served, plaintiff has, to date, taken no further action in this matter. Should the litigation proceed, the Company intends to vigorously defend its position.

Note 3.   Acquisition of Rustic Crafts

          In March 1997, the Company, through its newly formed subsidiary, Rustic Crafts, Inc. acquired all of the operating assets, including cash, accounts receivable, inventory, property and equipment and intangibles, of Rustic Crafts Co., Inc. Rustic Crafts, Inc. is involved in the manufacture of wood and cast marble decorative fireplaces, heater logs and related accessories. The Company paid $1,100,000 in cash and issued 100,000 shares of common stock and assumed trade accounts payable, bank debt and certain other accrued liabilities of $413,778. The transaction was accounted for using the purchase method and resulted in goodwill and intangibles of $715,000. Such goodwill is being amortized on a straight-line basis over a fifteen year period.

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

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Note 4.  Investment in Partnerships (Continued)

          For the years ended December 31, 2001, 2000 and 1999, the Company's income from its equity investment in the Partnership was $5,418,197, $4,712,615 and $4,261,214, respectively. These funds, however, are committed for the amortization of the outstanding principal balance on Security's real estate mortgage and, while the Company's equity investment has increased to $29,984,078 at December 31, 2001 the partnership does not provide liquidity to the Company in excess of an approximately $100,000 annual management fee.

          For the years ended December 31, 2001, 2000 and 1999, the Company earned $109,793, $106,251, and $101,326, respectively, for management services provided to Security.

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

          The Company accounts for the investment in partnership on the equity method, whereby the carrying value of the investment is increased or decreased by the Company's allocable share of Security's book income or loss. The investment in partnership included in the Consolidated Balance Sheets at December 31, 2001 and 2000 was $29,984,078 and $24,565,881, respectively. The undistributed earnings from the Company's equity investment in the Partnership as of December 31, 2001 and 2000 amounted to $29,635,078 and $24,215,881, respectively.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.   Investment in Partnership (Continued)

Summarized Financial information for Security is as follows:

                                                       2001         2000
                                                       -----------  -----------
Balance Sheet Data
   Cash and receivables                                $ 1,072,657  $ 1,066,481
   Restricted cash                                       3,940,057    3,843,022
   Real estate, net                                     43,343,491   45,692,368
   Other assets                                            405,615      573,533
                                                       -----------  -----------

         Total assets                                   48,761,820   51,175,404
                                                       ===========  ===========

   Accounts payable and accrued expenses                   325,515      714,389
   Project note payable                                 16,185,097   23,269,305
   Other liabilities                                     1,777,576    2,311,650
                                                       -----------  -----------

         Total liabilities                              18,288,188   26,295,344

   Partners' capital:
         Regency Affiliates, Inc.                       29,984,078   24,565,884
         Other partners                                    489,554      314,176
                                                       -----------  -----------
              Total partners' capital                   30,473,632   24,880,060
                                                       -----------  -----------
              Total liabilities and partners' capital  $48,761,820  $51,175,404
                                                       ===========  ===========

                                          2001          2000          1999
                                      ------------  ------------  ------------
Statement of Operations Data
    Revenues                          $13,690,444   $13,311,337   $13,244,631
    Expenses                            6,261,611     6,394,400     6,229,300
    Net operating income                7,428,833     6,916,937     7,015,331
                                      ------------  ------------  ------------
    Other expenses                     (1,725,468)   (1,956,606)   (2,529,846)
                                      ------------  ------------  ------------
    Net income                        $ 5,703,365   $ 4,960,331   $ 4,485,485
                                      ============  ============  ============

See Note 14. Contingencies, Risks and Uncertainties related to the Company's investment in Security.

          Effective November 30, 2000 the Company invested $10,000 for a 5% limited partnership interest in 1500 Wood Lawn Limited Partnership, the general partner of Security.

          The Company recognized income of $188,268 and $0 in 2001 and 2000, respectively, from this investment.

Note 5.  Note Receivable - Related Party

          On October 15, 2001 the Statesman Group, Inc. (Statesman) exercised in full its option, which had been granted in 1997, to acquire 6,100,000 shares of the Company's common stock. The exercise was made pursuant to an agreement which provided for (1) a purchase price at $0.40 per share (par value) rather

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5. Note  Receivable  -  Related  Party  (Continued)

          than the formula price in the option, which would have yielded 25% less to the Company, (2) the execution of a note from Statesman to the Company in the principal amount of $2,440,000 payable in five years with interest to accrue at the prevailing prime rate and (3) the obligation to be collateralized by the 6,100,000 common shares of the Company purchased upon exercise of the option as well as the 20% remaining interest in the Company's 80% owned subsidiary, NRDC.

          Statesman is controlled by The Statesman Irrevocable Trust dated April 15, 1991, a trust for the benefit of William R. Ponsoldt, Jr. (a director of the Company) and two other children of William R. Ponsoldt, Sr., the Company's President and Chief Executive Officer.

Note 6. Note  Payable

          The Company's subsidiary, Rustic Crafts, has established a $1,000,000 line of credit with PNC Bank. The line of credit expires on May 18, 2002 and is renewable annually, and bears interest at the Bank's prime rate minus one-half percent (5.25% at December 31, 2001). The accounts receivable, inventory and other assets, such as property and equipment, of Rustic Crafts have been pledged as collateral to secure the line of credit. The line of credit is guaranteed by the Company. At December 31, 2001 and 2000, the amounts outstanding under the line of credit were $906,977 and $616,174, respectively.

          At December 31, 2000, the Company had outstanding $126,000 of demand notes bearing interest at 10%, payable to a shareholder. Additionally, the Company had outstanding a $650,000 demand note bearing interest at a rate of prime minus one percent to its President. These obligations were paid in 2001.

          On October 24, 2000, the Company obtained a commitment for a short term loan of $100,050 from a bank bearing interest at the prime rate plus three-fourths percent, adjusted monthly. As of December 31, 2000 $76,000 remained outstanding; the interest rate was 10.25%. This obligation was guaranteed by two shareholders, one of whom was a former officer and director of the Company. (See Note 13)

Note 7.  Long-Term  Debt

          KBC Bank Loan - On June 24, 1998, the Company refinanced the long-term
          -------------
          debt previously outstanding with Southern Indiana Properties, Inc. ("SIPI") and entered into a Loan Agreement (the "Loan") with KBC Bank N.V. ("KBC"). Under the terms of the Loan Agreement, KBC advanced $9,383,320. The due date of the Loan is November 30, 2003 with interest at the rate of 7.5% compounded semi-annually on each June 1 and December 1, commencing December 1, 1998. The interest may be paid by the Company in cash on these semi-annual dates or the Company may elect to add the interest to the principal of the Loan then outstanding. As of December 31, 2001 and 2000, the amount outstanding under the Loan is $12,089,931 and $11,311,808, respectively, including $2,706,611 and $1,928,488 of interest, through December 31, 2001 and 2000, respectively.

          The Loan is secured by all of the Company's interest in Security, including the Company's interest in all profits and distributions, other than the payment of management fees of approximately $100,000 annually, and all of the Company's rights, powers, and remedies under the Security Land and Development Company Limited Partnership Agreement as amended and restated. The security agreement requires the Company to maintain a certain ratio of debt to equity. At any time, the Company may prepay the entire principal balance of the Loan, plus accrued and unpaid interest, plus a make-whole premium as defined in the Loan Agreement, if any.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Long-Term  Debt  (Continued)

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

          Mortgage  Loan - On March 25, 1998, Rustic Crafts purchased a building
          --------------
          of 126,000 square feet located in Scranton, Pennsylvania. The purchase of this facility was funded in part by a first mortgage term loan in the amount of $960,000. The first mortgage term loan is payable in consecutive monthly installments over 10 years with a 20 year amortization. The balance outstanding at December 31, 2001 and 2000 was $878,193 and $903,065, respectively.

          Equipment Loans - In connection with the purchase of the building, PNC
          ---------------
          Bank loaned the Company a total of $767,000 to finance the acquisition of new equipment and to install such equipment in the facility. Principal payments on one loan of $604,000 began in March 2000 and will continue for 120 months in amounts sufficient to amortize the outstanding balance over twenty years from March 2000. In March 2000 the interest rate changed to the average weekly yield on U.S. Treasury Bills, plus 200 basis points. The remaining loan in the original amount of $163,500 is payable in equal monthly installments of $2,518. The outstanding balance of these loans was $ 675,766 and $730,797 at December 31, 2001 and 2000, respectively.

          In June 1999, Rustic Crafts obtained an additional loan from PNC Bank for the purpose of funding additional equipment purchases and working capital in the amount of $156,000. The loan is payable in equal monthly installments, including principal and interest, of $3,153. The outstanding balance was $89,433 and $118,927 at December 31, 2001 and 2000, respectively.

          The interest rates on the mortgage loan and the equipment loan vary from 7.52% to 8.50% as of December 31, 2001.

          Rustic Crafts' real and personal property, equipment, accounts receivable, inventory and other general intangibles are pledged as security for the loans. The loans are also guaranteed by Regency Affiliates, Inc., the parent company.

          Zero  Coupon  Bonds  - The zero coupon non-recourse secured bonds, due
          -------------------
          January 2, 2002, had a face value of $542,000 and a carrying value of $414,700 at December 31, 1998. The bonds were issued by NRDC and the difference (discount) between the face value and carrying value was being amortized utilizing the interest method at 9%. Interest expense related to the bonds for 1999 was $36,905.

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

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Long-Term  Debt (Continued)

          Lease  Obligations  - Glas-Aire had two long-term lease obligations to
          ------------------
          purchase equipment. These obligations were five year capital leases and had been recorded as a capital asset and long-term debt. The Equipment, with a cost of $292,273 and $303,171 and accumulated depreciation of $46,764 and $18,980, as of December 31, 2000 and 1999, respectively, was pledged as collateral for the leases. The terms of the leases required equal monthly installments of $7,484 including principal and interest over a five year period. Interest rates on the leases ranged from 6.5% to 8.6%. The total outstanding balance of these lease obligations was $136,254 at December 31, 2000.

          Required annual principal payments (based on the current carrying value of debt securities) on long-term debt at December 31, 2001 are:


                                       2002                238,145
                                       2003             12,340,387
                                       2004                252,931
                                       2005                249,876
                                       2006                239,059
                                       Thereafter          412,925
                                                      ------------
                                                      $ 13,733,323
                                                      ============

Note 8.   Minority Interest

          Statesman Group, Inc. has a 20% minority interest in the Company's three 80% owned subsidiaries. In addition, Statesman holds a significant common stock interest in the Company.

Note 9.   Serial Preferred Stock

          At December 31, 2001 and 2000, the Company had 5,000,000 authorized shares of $.10 par value serial preferred stock. Serial preferred stock at December 31, 2001 and 2000, all of which is convertible (other than Series C) and cumulative, consists of:

          Mandatory  Redeemable  Shares  -  Series  E,  $100 stated value, 12.5%
          ----------------------------------------------------------------------
          cumulative
          ----------

                            Shares                    Value
                            ------------------------  -------------------------
                            Designated  Outstanding    Carrying    Liquidation
                            ----------  ------------  ----------  -------------

Balance, December 31, 1999     566,400        2,478   $ 247,800   $    247,800

Converted to common shares           -         (885)    (88,500)       (88,500)

Redeemed                             -       (1,593)   (159,300)      (159,300)

Balance, December 31, 2000     566,400            -           -              -
                            ----------  ------------  ----------  -------------

Balance, December 31, 2001     566,400            -   $       -   $          -
                            ==========  ============  ==========  =============

                          Shares                   Value
                          -----------------------  -------------------------------------------
                                                                   2001               2000
                          Designated  Outstanding   Carrying   Liquidation        Liquidation
                          ----------  -----------  ----------  ------------       ------------
Series C, $100 stated
    value, cumulative        210,000      208,850  $  229,136  $ 20,885,000  (a)  $ 20,885,000  (a)

Series B, $10 stated
    value, 6% cumulative     370,747      370,747     566,912     3,707,470          3,707,470

Junior Series, D, $10
    stated value,
    7% cumulative             26,000       25,694     256,940       382,842  (b)       382,842  (b)
                          ----------  -----------  ----------  ------------       ------------
                             606,747      605,291  $1,052,988  $ 24,975,312       $ 24,975,312
                          ==========  ===========  ==========  ============       ============

          (a) This represents the estimated maximum possible liquidation value of the Series C preferred shares, which is defined as the lesser of: 1) net proceeds of the assets of NRDC or 2) the redemption value (defined below). In the event of liquidation, the Series C shares are senior to all other shares of the Company's stock, with the exception of the Series E shares.

          (b) The liquidation value of the Junior Series D shares includes accrued and unpaid dividends of $125,902 at December 31, 2001 and 2000.

          On January 31, 2000, the holders of the Series E preferred stock either converted their preferred shares to the Company's common stock or received cash equal to the par value of the shares, plus accrued dividends. The Company issued 95,877 of its common shares in exchange for 885 shares of preferred stock and paid cash in the amount of $159,300 for 1,593 shares.

          Series C. - The Series C shares were issued on July 7, 1993 as part of
          --------
          the transaction to acquire an 80% interest in NRDC. The cumulative dividend right is equal to 20% (not to exceed $500,000) of annual after tax earnings of NRDC. At the Company's option, the Series C may be redeemed at the lesser of (a) the stated value plus accrued and unpaid dividends or (b) the fair market value of the common stock interest acquired by the Company in NRDC.

          Series  B  -  The  Series  B  shares  were issued in 1991 as part of a
          --------
          restructuring plan limited to senior lenders and was issued in exchange for all obligations and any claims or causes of action relating to the Company's obligations and guarantees. Such preferred stock includes, among other provisions and preferences, the following:

          (a) A 6% cumulative dividend right commencing on the 24th month from the consummation of a defined "initial business combination transaction" (which occurred with the acquisition of Rustic Crafts in 1997 (see Note 3)) and if the Company has reached a defined ratio of earnings to fixed charges. In addition, dividends accrue for a period of 35 additional months without cash payment.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.   Serial  Preferred  Stock  (Continued)

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

          Junior  Series  D  -  The junior preferred stock was issued in 1992 in
          -----------------
          exchange for the Company's Restructuring Serial Promissory Notes. This preferred stock is redeemable, at the Company's option, at the stated value plus accrued and unpaid dividends and is contingently convertible into common at the fair market value of the common as determined by the average of the bid and asked price for the thirty
          (30) day period preceding the conversion date.

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

          Generally the preferred shares have limited voting rights. However, in the event dividends payable on the Series C and E shares, respectively, are accumulated and unpaid for seven quarterly dividends (whether or not declared and whether or not consecutive), the holders of record of the Series C shares, shall thereafter have the right to elect two directors (each) until all arrears in required cash dividends (whether or not declared) on such shares have been paid. The Company's bylaws provide for eight members on its Board of Directors. At December 31, 2001 the company had no accumulated and unpaid dividends on Series C preferred shares.

Note 10.  Stock  Options/Stock  Option  Plans

          Effective June 3, 1997, the Company issued options to purchase 6.1 million shares of common stock to Statesman Group, Inc. The options were issued to Statesman in order to secure the release of Mr. William
          R. Ponsoldt, Sr. to serve as President and Chief Executive Officer of the Company and to recognize in part, the amendment to the Series C preferred shares under which Statesman forfeited certain common stock conversion rights with respect thereto. Statesman also agreed to provide loan guarantees not to exceed the sum of $300,000 upon the request of the company and a showing of reasonable need. Statesman and/or its affiliated interests have provided loan guarantees and/or unsecured prime interest rate direct loans to the Company exceeding $2,000,000 since June 1997. These options were exercised on October 15, 2001 (See Note 5).

          In 2001 and 2000, the Company issued 70,000 and 90,000, respectively, non-qualified common stock options at the exercise price of $.40 (par value) and $.84 (fair market value) of the Company's common stock, respectively, on the date of grant, to the directors in accordance with the Director's Compensation Program approved by the shareholders. The 2001 and 2000 options will vest completely on February 5, 2002 and 2001, and are exercisable until August 5, 2006 and 2005, respectively.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.  Stock Options/Stock Option Plans (Continued)

          The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for options. The Company has elected to treat these option awards to directors as employee based compensation and therefore has not recorded the estimated value of these options in the accompanying statement of operations. The fair value of the Company's stock-based compensation to directors was estimated using the Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. The Company's stock-based compensation has characteristics significantly different from those traded options and changes in the subjective input can materially affect the fair value estimate. The fair value of the Company's stock awards was estimated assuming the following assumptions: no expected dividends, risk free interest rate of 5.9% expected average life of approximately 2.5 to 5 years and expected stock price volatility of 90% in 2001, 41% in 2000 and 55% in 1999. The weighted average fair value of options granted was $.22 during 2001, $.38 during 2000, and $.43 during 1999.

          Had compensation cost for the options been determined based on the fair value at the grant dates for the awards, net income and net income per common share basic and diluted would have been as follows for 2001:


                                                    As Reported   Pro Forma
                                                    ------------  ----------
          Net income                                $  3,673,682  $3,658,282
          Net income attributable to common shares 3,673,682 3,658,282 Net income per common share:
                Basic                                        .21         .21
                Diluted                                      .18         .18

          The following is a summary of the status of the Company's options for 2001:


                                                               Average
                                                               Exercise
                                                    Options    Price
                                                    ---------  ---------
          Outstanding at beginning of year            180,000  $    0.89
          Issued                                       70,000       0.40
          Cancelled                                         -          -
                                                    ---------  ---------
          Outstanding at end of year                  250,000  $    0.75
                                                    =========  =========


          Number of outstanding and exercisable       250,000  shares
          Average remaining contractual life                4  years
          Exercise price                          $.40 - $.93  per share


          Had compensation cost for the options been determined based on the fair value at the grant dates for the awards, net income and net income per common share (basic and diluted) would have ben as follows for 2000:


                                                    As Reported   Pro Forma
                                                    ------------  ----------
          Net income                                $  2,155,254  $2,121,054
          Net income attributable to common shares 2,155,254 2,121,054 Net income per common share:
               Basic                                         .16         .16
               Diluted                                       .14         .14

REGENCY AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.  Stock Options/Stock Option Plans (Continued)

          The following is a summary of the status of the Company's options for 2000:

                                                               Average
                                                               Exercise
                                                      Options  Price
                                                      -------  ---------
          Outstanding at beginning of year             90,000  $    0.93
          Issued                                       90,000       0.84
          Cancelled                                         -          -
                                                      -------  ---------
          Outstanding at end of year                  180,000  $    0.89
                                                      =======  =========

          The following table summarizes information about options outstanding at December 31, 2000:

          Number of outstanding and exercisable      180,000  shares
          Average remaining contractual life            4.15  years
          Exercise price                         $.84 - $.93  per share

Note 11.  Income Taxes

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

          At December 31, 2001 and 2000, the Company's net deferred tax asset, utilizing a 34% effective tax rate, consists of:

                                                      2001          2000
                                                  ------------  -------------
          Deferred tax assets:
               Investment partnership earnings    $ 2,418,000   $  2,214,000
               Net operating loss carry forward     2,552,000      9,606,000
               Alternative minimum tax credits        493,000        493,000
               Valuation allowance                 (5,463,000)   (12,313,000)
                                                  ------------  -------------

                    Subtotal                      $         -   $          -
                                                  ============  =============
                                                         2001           2000
                                                  ------------  -------------
          Deferred tax liabilities:
               Depreciation                                 -       (402,048)
                                                  ------------  -------------

                    Net deferred tax liabilities  $         -   $   (402,048)
                                                  ============  =============

          The valuation allowance was established to reduce the net deferred tax asset to the amount that will more likely than not be realized. This reduction is necessary due to uncertainty of the Company's ability to utilize the net operating loss and tax credit carry forwards before they expire. The deferred tax liability relates to depreciation and is due to the consolidation of the accounts of Glas-Aire in 2000. Glas-Aire files a separate return for income tax purposes.

          For regular federal income tax purposes, the Company has remaining net operating loss carryforwards of approximately $7,507,000. These losses can be carried forward to offset future taxable income and, if not

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11.  Income Taxes (Continued)

          utilized, will expire in varying amounts beginning in the year 2001. The Company's tax returns have not recently been examined by the Internal Revenue Service ("Service") and there is no assurance that the Service would not attempt to limit the Company's use of its net operating loss and tax credit carryforwards.

          For the years ended December 31, 2001, 2000 and 1999, the tax effect of net operating loss carryforwards reduced the current provision for regular Federal income taxes by approximately $1,375,226, $670,000, and $980,000, respectively. At December 31, 2001, 2000 and 1999, the Company has provided $368,211, $426,293, and $235,309, respectively, for taxes, which relate to federal taxes, including alternative minimum tax liabilities (See Note 14) and state income taxes.

          The  provision  for  income  taxes  is  as  follows:


                                     2001      2000      1999
                                   --------  --------  --------
               Current             $368,211  $254,760  $212,092
               Deferred                   -   171,533    23,217
                                   --------  --------  --------
                                   $368,211  $426,293  $235,309
                                   ========  ========  ========

Note 12.  Employment Agreements

          On June 3, 1997, Regency entered into an Employment Agreement with William R. Ponsoldt, Sr., pursuant to which he became the President and CEO of the Company. The Agreement provides for Mr. Ponsoldt to continue in these duties until attainment of retirement age, provided that he may resign upon the provision of 30 days notice to the Company and further provided that Mr. Ponsoldt may be removed from office upon death or disability or for just cause. The Agreement provides for a base salary in annual installments, in advance, of $250,000 each, which salary is to be adjusted on January 1 of every year by any increase since the previous January 1 in the Consumer Price Index ("CPI") for All Urban Consumers, U.S. city average, as published by the U. S. Department of Labor Bureau of Labor Statistics. As additional compensation, Mr. Ponsoldt is to receive an amount equal to 20% of the Company's increase in quarterly common stock net worth, which is defined to be the difference between (i) total shareholders' equity and (ii) any shareholders' equity accounts relating to preferred stock. At December 31, 2001 and 2000, approximately $786,000 and $935,000, respectively, of additional compensation is included in accrued expenses in the consolidated balance sheets. The Company may elect to pay up to 50% of the additional compensation by the issuance of warrants to purchase the Company's common stock at a price equal to 50% of the average bid price for the Company's common stock for the calendar quarter for which the increased compensation is payable. The Agreement further provides for Mr. Ponsoldt to receive health and disability insurance ($100,000/year in the event of long term disability), an automobile allowance of $600/month (to be adjusted by increases in the CPI), and reimbursement of expenses. The Agreement provides that Mr. Ponsoldt will not compete with the Company for a two year period following the termination of his employment and provides for indemnification under certain circumstances. Any disputes between the Company and Mr. Ponsoldt under the Agreement are to be resolved through arbitration.

Note 13.  Related Party Transactions

          L. J. Horbach, a director of the Company through December 5, 2001 and
          L. J. Horbach and Associates, of which Mr. Horbach is the sole owner, received $0 in 2001, $134,180 in 2000 and $90,700 in 1999 for
          services, expenses and certain administrative functions provided to the Company.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.  Related  Party  Transactions  (Continued)

          On November 2, 2001 Mr. Horbach purchased from Mid City Bank a certain promissory note of the Company for $71,109, as to which he had been a guarantor. Thereafter, Mr. Horbach filed suit against the company seeking to collect both the principal amount of the note and accrued interest which amounted to $82,978. In December 2001, the company filed suit against Mr. Horbach seeking to void it's alleged liability and other relief.


Note 14.  Contingencies,  Risks  and  Uncertainties

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

          (v) The Company has significant tax loss and credit carryforwards and no assurance can be provided that the Internal Revenue Service would not attempt to limit or disallow altogether the Company's use, retroactively and/or prospectively, of such carryforwards, due to ownership changes or any other reason. The disallowance of the utilization of the Company's net operating loss would severely impact the Company's financial position and results of operations due to the significant amounts of taxable income (generated by the Company's investment in Security) that has in the past been, and is expected in the future to be, offset by the Company's net operating loss carryforwards (See Note 11).

         (vi) As described at Note 16, the Company's operating subsidiaries (Rustic Crafts) is dependent on a limited number of customers for a substantial portion of its respective revenue. The loss of one or more of these customers could have a significant effect on the Company's results of operations.

Note 15.  Lease Commitments

          Regency leases office space and is committed to the minimum lease payment of $34,048 through July 31, 2002 under an operating lease for premises. Rent expense was $38,340, $43,276 and $42,990 for the years ended December 31, 2001, 2000 and 1999, respectively.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.  Segment Information

          The Company's operating structure includes operating segments for Automobile Accessories through September 30, 2001 (the operations of Glas-Aire, which was acquired in September 1999 (Note 2)), Home Furnishing Accessories (the operations of Rustic Crafts, which was acquired in March 1997 (Note 3)), Investment in Partnerships (the investment in Security Land and Development Limited Partnership and 1500 Wood Lawn Limited Partnership (Note 4)), and Corporate and Other. The Company operates and generates its revenue in the United States, Canada and Japan. One Home Furnishing Accessories customer accounted for approximately 24%, 16% and 19% of consolidated sales for 2001, 2000 and 1999, respectively. Three Automobile Accessories customers accounted for 60% and 40% of consolidated sales for 2000, and 1999, respectively. Security Land and Development Limited Partnership leases its property to a single tenant.

          Information  about  the  Company's  Operations  by  segment  follows:

                                                   Home          Investment
                                    Automobile     Furnishing    in            Corporate and
                                    Accessories    Accessories   Partnership   Other             Consolidated
                                    ------------  -------------  ------------  ---------------  --------------

2001
----
Net sales                           $  8,378,202  $  2,486,949   $          -  $       20,614   $  10,885,765
Income (loss) from operations            425,656      (362,466)             -      (2,131,989)     (2,068,799)
Other income (expense)                    50,982        26,651              -              32          77,665
Interest expense                          27,598       174,250              -       1,065,930       1,267,778
Income from equity investment
    in partnership                             -             -      5,607,465               -       5,607,465
Identifiable operating assets                  -     3,869,167              -       1,186,618       5,055,785
Investments                                    -             -     30,183,346               -      30,183,346
Capital expenditures                       7,898        78,890              -               -          86,788
Depreciation and amortization            203,332       207,242              -         199,214         609,788
Income before income tax
    expense and minority interest        449,040      (510,065)     5,607,465      (1,379,067)      4,167,373

                                                   Home          Investment
                                    Automobile     Furnishing    in            Corporate and
                                    Accessories    Accessories   Partnership   Other             Consolidated
                                    ------------  -------------  ------------  ---------------  --------------
2001
----
Net sales                           $ 10,929,775  $  3,389,977   $          -  $       22,861   $  14,342,613
Income (loss) from operations            836,521       312,324              -      (1,962,682)       (813,837)
Other income (expense)                    90,885         8,990              -               -          99,875
Interest expense                          20,968       222,563              -         930,050       1,173,581
Income from equity investment
    in partnership                             -             -      4,712,615               -       4,712,615
Identifiable operating assets          5,820,746     4,828,727              -       1,218,603      11,868,076
Investments                                    -             -     24,575,881               -      24,575,881
Capital expenditures                     177,136         3,486              -          70,870         251,492
Depreciation and amortization            251,475       189,753              -         135,499         576,727
Income before income tax
    expense and minority interest        564,836        24,915      4,712,615      (2,477,294)      2,825,072

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.  Segment Information (Continued)

                                                  Home        Investment
                                 Automobile    Furnishing         in        Corporate and
                                Accessories    Accessories   Partnership        Other        Consolidated
                                ------------  -------------  ------------  ---------------  --------------

1999
----
Net sales                       $  3,930,541  $  3,875,263   $          -  $       29,267   $   7,835,071
Income (loss) from operations        395,027       318,446              -      (1,617,620)       (904,147)
Other income (expense)                32,686       (30,974)             -         189,248         190,960
Interest expense                           -       164,905              -       1,021,097       1,186,002
Income from equity investment
    in partnership                         -             -      4,261,212               -       4,261,212
Identifiable operating assets      5,499,895     4,734,718              -       3,463,505      13,698,118
Investments                                -             -     19,959,517               -      19,959,517
Capital expenditures                 406,506       595,586              -             689       1,002,781
Depreciation and amortization        129,002       202,959              -          20,024         351,985
Income before income tax
    expense and minority
    interest                         367,193       186,227      4,261,212      (2,122,004)      2,692,628

Note 17.  Quarterly Information (Unaudited)


                     First Quarter                       Second Quarter
                     ----------------------------------  ----------------------------------
                        2001        2000        1999        2001        2000        1999
                     ----------  ----------  ----------  ----------  ----------  ----------
Net sales            $3,385,072  $2,139,499  $  975,154  $3,209,359  $2,971,112  $  901,022
Net income              454,012     393,252     455,472     791,821     439,350     465,068
Earnings per share:
        Basic               .03         .03         .04         .06         .03         .04
       Diluted              .03         .03         .03         .06         .03         .03

                     Third Quarter                       Fourth Quarter
                     ----------------------------------  ----------------------------------
                        2001        2000        1999        2001        2000        1999
                     ----------  ----------  ----------  ----------  ----------  ----------

Net sales            $3,358,715  $4,268,915  $1,164,941  $  932,619  $4,963,087  $4,793,954
Net income              670,172     585,023     490,105   1,757,677     737,629     882,277
Earnings per share:
        Basic               .05         .04         .04         .07         .06         .06
        Diluted             .05         .04         .03         .04         .04         .06

Note 18.  Subsequent Events

          On February 5, 2002 the Company's stockholders approved a one-for-ten reverse stock split of the Company's common stock, par value $0.40 per share, and a decrease in the par value to $0.01 per share of common stock. The record date for the reverse stock split was February 15, 2002 and the effective date was February 22, 2002.