Form 10-Q
period 2002-03-31
REGENCY AFFILIATES INC
filed 2002-05-20
CIK 99249

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          ---        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


            For the transition period from ___________ to ___________


                         COMMISSION  FILE NUMBER 1-7949

                            REGENCY AFFILIATES, INC.
             (Exact name of registrant as specified in its charter)



                 DELAWARE                                72-0888772
                 --------                                ----------
    (State or other jurisdiction of        (IRS Employer Identification Number)
    incorporation or organization)



729 SOUTH FEDERAL HIGHWAY, SUITE 307, STUART, FLORIDA        34994
-----------------------------------------------------      ---------
     (Address of principal executive offices)              (Zip Code)



Registrant's Telephone Number, including Area Code  (561) 220-7662
                                                    --------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the past 90 days.    Yes    X       No
                                                     -----        -----

As  of  May  20,  2002 there were 1,939,874 shares of the $ .01 Par Value Common
Stock

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                        INDEX TO THE FINANCIAL STATEMENTS




                                                                                  Page
Part I - Financial Information (Unaudited)

     Item 1.  Financial Statements

              Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . .    3-4

              Consolidated Statements of Operations . . . . . . . . . . . . . .      5

              Consolidated Statements of Cash Flows . . . . . . . . . . . . . .    6-7

              Notes to Consolidated Financial Statements  . . . . . . . . . . .   8-12

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations . . . . . . . . . . . . . . . . . . . .  13-15

Part II - Other Information (Unaudited)

     Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .     16

     Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . . . . .     16

     Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . .     16

     Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . .     16

     Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . .     16

     Item 6.  Exhibits and Reports on  Form 8-K . . . . . . . . . . . . . . . .     16

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     17

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS




                                                March 31,   December 31,
                                                  2002          2001
                                               -----------  -------------
Assets

 Current Assets
  Cash and Cash Equivalents                    $   295,191  $     310,093
  Accounts receivable, net of allowance            361,251        495,160
  Income taxes receivable                            8,988          8,988
  Inventory                                        929,289        953,909
  Other current assets                             320,194        309,663
                                               -----------  -------------
     Total current assets                        1,914,913      2,077,813

Property, Plant and Equipment, Net               2,313,966      2,192,695

Investment in partnerships                      31,565,704     30,183,346

Other Assets

  Aggregate inventory                              834,194        834,194
  Goodwill, net of amortization                    514,617        484,312
  Debt issuance costs, net of amortization         315,053        362,311
  Accrued interest receivable - related party       55,084              -
  Other                                              3,150          5,205
                                               -----------  -------------
     Total other assets                          1,722,098      1,686,022

                                               $37,516,681  $  36,139,876
                                               ===========  =============


The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS




                                                                           March 31,     December 31,
                                                                              2002           2001
                                                                          ------------  --------------
Current Liabilities

   Current portion of long-term debt                                      $   112,060   $     238,145
   Notes Payable - Banks                                                      930,370         906,977
   Accounts payable                                                           458,368         366,440
   Accrued expenses                                                         1,232,598       1,043,221
   Taxes payable                                                              180,000         180,000
                                                                          ------------  --------------
     Total current liabilities                                              2,913,396       2,734,783

Long term debt, net of current portion                                     14,017,647      13,495,178

Minority interest in consolidated subsidiaries                                 26,251          31,741
Shareholders' equity
   Serial preferred stock not subject to mandatory redemption
    (maximum liquidation preference $24,975,312 in 2002 and 2001,
    Respectively                                                            1,052,988       1,052,988
   Common stock, par value $.01 authorized 25,000,000 shares; issued and
    outstanding 1,939,874 shares in 2002 and 2001                              19,399       7,759,509
   Additional paid-in capital                                               8,337,404         597,294
   Readjustment resulting from quasi-reorganization at December 31, 1987   (1,670,596)     (1,670,596)
   Retained earnings                                                       15,270,885      14,589,672
   Note receivable - related party                                         (2,440,000)     (2,440,000)
   Treasury stock, 405,283 shares in 2002 and 2001                            (10,693)        (10,693)
                                                                          ------------  --------------
     Total shareholders' equity                                            20,559,387      19,878,174
                                                                          ------------  --------------

                                                                          $37,516,681   $  36,139,876
                                                                          ============  ==============


The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)



                                                            2002         2001
                                                         -----------  -----------
Net Sales                                                $  502,883   $3,385,072
                                                         -----------  -----------

Costs and expenses
  Costs of goods sold                                       397,884    2,572,388
  Selling and administrative                                635,271    1,187,923
                                                         -----------  -----------
                                                          1,033,155    3,760,311
                                                         -----------  -----------

(Loss) from operations                                     (530,272)    (375,239)
Income from equity investment in partnerships             1,486,660    1,225,396
Other income, net                                            62,393       24,583
Interest expense                                           (343,058)    (314,345)
                                                         -----------  -----------
Income before income tax expense, and minority interest     675,723      560,395
Income tax expense                                                -      (68,923)
Minority interest                                             5,490      (37,460)
                                                         -----------  -----------
Net income                                               $  681,213   $  454,012
                                                         ===========  ===========

Net income per common share:
  Basic                                                  $     0.35   $     0.26
                                                         ===========  ===========
  Diluted                                                $     0.35   $     0.26
                                                         ===========  ===========


                                                         -----------  -----------
Weighted average number of common shares outstanding      1,939,874    1,725,162



The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                  (UNAUDITED)




                                                         2002          2001
                                                     ------------  ------------

Cash flows from operating activities

 Net income                                          $   681,213   $   454,012

Adjustments to reconcile net income to net cash
  used by operating activities
    Depreciation and amortization                         90,589       166,889
    Change in deferred income taxes                            -       (21,818)
    Minority interest                                     (5,490)       32,460
    Income from equity investment in partnerships     (1,382,358)   (1,225,396)
    Interest amortization on long-term debt              252,040       210,771
    Changes in operating assets and liabilities
     Accounts receivable                                 133,909     1,143,075
     Accrued interest receivable                         (55,084)            -
     Inventory                                            24,620       (65,057)
     Other current assets                                (10,531)     (250,579)
     Accounts payable                                     91,928      (246,997)
     Accrued expenses                                    189,377     1,003,337
                                                     ------------  ------------
      Net cash from (used by) operating activities        10,213     1,200,697

Cash flows from investing activities
 Capital expenditures                                   (194,907)      (73,017)
 Other                                                     2,055         8,601
                                                     ------------  ------------
      Net cash used by investing activities             (192,852)      (64,416)
                                                     ------------  ------------

Cash flows from financing activities
 Net short-term borrowings (payments)                     23,393       (89,440)
 Net long-term borrowings (payments)                     144,344      (741,249)
                                                     ------------  ------------
      Net cash from (used) by financing activities       167,737      (830,689)
                                                     ------------  ------------
Foreign currency translation adjustment                        -       (28,255)
Increase (decrease) in cash and cash equivalents         (14,902)      277,337
Cash and cash equivalents - beginning                    310,093       928,636
                                                     ------------  ------------
Cash and cash equivalents - ending                   $   295,191   $ 1,205,973
                                                     ============  ============


The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                    THREE MONTHS ENDED MARCH 31, 2002AND 2001
                                  (UNAUDITED)




                                                      2002      2001
                                                    --------  --------

Supplemental disclosures of cash flow information:
 Cash paid during the year for:
   Income taxes                                     $      -  $ 86,695
   Interest                                           39,366     6,478


The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Bases of Presentation and Summary of Significant Accounting Policies

          A. Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
               (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 2001.

          B. Principals of Consolidation and Nature of Business - The consolidated financial statements include the accounts of Regency Affiliates, Inc. (the "Company"), its wholly owned subsidiaries, Rustic Crafts International, Inc. ("Rustic Crafts"), its 80% owned subsidiaries, National Resource Development Corporation ("NRDC"), Transcontinental Drilling Company ("Drilling") and RegTransco, Inc. ("RTI"), its 75% owned subsidiary, Iron Mountain Minerals, Inc. ("IMM") and its 50% owned subsidiary, Glas-Aire Industries Group, Ltd. ("Glas-Aire") from September 23, 1999, the date in which the company achieved an ownership interest greater than 50% through October 1, 2001, the date this interest was disposed of. All significant intercompany balances and transactions have been eliminated in consolidation.

          C. Earnings Per Share - Basic earnings per share are computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share computations assume the conversion of Series B, and Junior Series D preferred stock during the period that the preferred stock issues were outstanding. If the result of these assumed conversions is dilutive, the dividend requirements and periodic accretion for the preferred stock issues are reduced. On February 5, 2002 the Company's stockholders approved a one-for ten reverse stock split of the Company's common stock, par value $0.40 per share, and a decrease in the par value to $0.01 per share. The computation of basic and diluted EPS have been retroactively adjusted for the period ending March 31, 2001 to reflect this change in capital structure.

          D. Inventory - Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Inventory is comprised of the following at March 31, 2002:


                          Raw materials and supplies  $282,822
                          Work-in-process                7,144
                          Finished products            639,323
                                                      $929,289
                                                      ========

          E. Aggregate Inventory - Inventory, which consists of 70+ million short tons is stated at lower of cost or market. The Company is also subject to a royalty agreement which requires the payment of certain royalties to a previous owner of the aggregate inventory upon sale of the aggregate. In December 2001 the aggregate inventory was sold to Iron Mountain Minerals, Inc., a 75% owned subsidiary of the Company. The purchase price was $18,200,000 and is payable, with interest of 2.46% in ninety-six

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Bases of Presentation and Summary of Significant Accounting Policies (Continued)

               equal  payments  of  principal  and  interest commencing December
               2003. The intercompany gain on this transaction has been eliminated in the consolidation process resulting in the aggregate inventory being carried at it's historical cost. Otherwise, the Company has made only casual sales of the inventory during the periods.

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

               Security was organized to own and operate two buildings containing approximately 717,000 net rentable square feet consisting of a two-story office building and a connected six-story office tower. The building was purchased by Security in 1986 and is located on approximately 34.3 acres of land, which is also owned by Security. The building has been occupied by the United States Social Security Administration's Office of Disability and International Operations for approximately 24 years under a lease between the United States of America, acting by and through the General Services Administration ("GSA"). Effective November 1, 1994, Security and the GSA entered into a nine-year lease (the "Lease") for 100% of the building. Security has received an opinion of the Assistant General Counsel to the GSA that lease payments are not subject to annual appropriation by the United States Congress and the obligations to make such payments are unconditional general obligations of the United States Government.

               The Company accounts for the investment in partnership on the equity method, whereby the carrying value of the investment is increased or decreased by the Company's allocable share of income or loss. The investment in partnership included in the Consolidated Balance Sheets at March 31, 2002 is $31,565,704. The income from the Company's equity investment in the Partnership for the three months ended March 31, 2002 was $1,436,660.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note  2.  Investment  in  Partnership  (Continued)

               Summarized operating data for Security for the three months ended March 31, 2002, and March 31, 2001, is as follows:

                                                       2002          2001
               Revenues                          $  3,387,359   $  3,352,823
               Operating Expenses                     963,540        982,451
               Depreciation and Amortization          642,000        716,067
               Interest Expense, Net                  269,545        364,444
                  Net Income                     $  1,512,274   $  1,289,861
                                                 ------------   ------------

               Effective November 30, 2000 the Company invested $10,000 for a 5% limited partnership interest in 1500 Wood Lawn Limited Partnership, the general partner of Security.

               The Company recognized income of $50,000 and $47,317 in 2002 and 2001, respectively, from the Woodlawn Limited Partnership investment.

Note  3.  Note  and  Accrued  Interest  Receivable  -  Related  Party

               On October 15, 2001 the Statesman Group, Inc. (Statesman) exercised in full its option, which had been granted in 1997, to acquire 6,100,000 shares of the Company's common stock. The exercise was made pursuant to an agreement which provided for (1) a purchase price at $0.40 per share (par value) rather than the formula price in the option, which would have yielded 25% less to the Company, (2) the execution of a note from Statesman to the Company in the principal amount of $2,440,000 payable in five years with interest to accrue at the prevailing prime rate and
               (3) the obligation to be collateralized by the 6,100,000 common shares of the Company purchased upon exercise of the option as well as the 20% remaining interest in the Company's 80% owned subsidiary, NRDC. Accrued interest amounted to $55,084 at March 31, 2002.

               Statesman is controlled by The Statesman Irrevocable Trust dated April 15, 1991, a trust for the benefit of William R. Ponsoldt, Jr. (a director of the Company) and two other children of William
               R. Ponsoldt, Sr., the Company's President and Chief Executive Officer.

Note  4.  Note  Payable

               The Company's subsidiary, Rustic Crafts, has established a $1,000,000 line of credit with PNC Bank. The line of credit expires on May 18, 2002, (with an extention of approximately 90 days) is renewable annually and bears interest at the Bank's prime rate minus one-half percent (5.25% at March 31, 2002). The accounts receivable, inventory and other assets, such as property and equipment, of Rustic Crafts have been pledged as collateral to secure the line of credit. The line of credit is guaranteed by the Company. At March 31, 2002, the amount outstanding under the line of credit was $930,370.

Note 5.   Long-Term  Debt

               KBC  Bank  Loan  -  On  June 24, 1998, the Company refinanced the
               ---------------
               long-term debt previously outstanding with Southern Indiana Properties, Inc. ("SIPI") and entered into a Loan Agreement (the "Loan") with KBC Bank N.V. ("KBC"). Under the terms of the Loan Agreement, KBC advanced $9,383,320. The due date of the Loan is November 30, 2003 with interest at the rate of 7.5% compounded semi-annually on each June 1 and December 1, commencing December 1, 1998. The interest may be paid by the Company in cash on these semi-annual dates or the Company may elect to add the interest to the principal of the Loan then outstanding. The loan is secured by the Company's interest in the partnership. As of March 31, 2002, the amount outstanding under the Loan is $12,409,507, including $252,040 of interest for the three months ended March 31, 2002.

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

               Mortgage  Loan  -  On  March  25, 1998, Rustic Crafts purchased a
               --------------
               building of 126,000 square feet located in Scranton, Pennsylvania. The purchase of this facility was funded in part by a first mortgage term loan in the amount of $960,000. The first mortgage term loan is payable in consecutive monthly installments over 10 years with a 20 year amortization.

               Equipment  Loans  - In connection with the purchase of the Rustic
               ----------------
               Crafts building, PNC Bank loaned the Company a total of $767,000 to finance the acquisition of new equipment and to install such equipment in the facility. Principal payments on one loan of $604,000 began March 2000 for 120 months in amounts sufficient to amortize the outstanding balance over twenty years from March 2000. In March 2000 the interest rate was changed to the average weekly yield on U.S. Treasury Bills, plus 200 basis points. The remaining loan in the original amount of $163,500 is payable in equal monthly installments of $2,518.

               Miscellaneous  Loan  -  In  June  1999, Rustic Crafts obtained an
               -------------------
               additional loan from PNC Bank for the purpose of funding additional equipment purchases and working capital in the amount of $156,000. The loan is payable in equal monthly installments, including principal and interest, of $3,153.

               The interest rates on the mortgage loan, the equipment loan and the miscellaneous loan range from 7.52% to 8.25% at March 31, 2002. The outstanding balance on these loans is $1,608,140 at March 31, 2002.

               Rustic Craft's real and personal property, equipment, accounts receivable, inventory and other general intangibles are pledged as security for the loans. The loans are also guaranteed by the Company. The security agreement requires Rustic Crafts to maintain certain financial ratios. Rustic Crafts was in compliance with such ratios at March 31, 2002.

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

               For regular federal income tax purposes, the Company has remaining net operating loss carryforwards of approximately $7,507,000. These losses can be carried forward to offset future taxable income and, if not utilized, will expire in varying amounts beginning in the year 2002.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6.   Income  Taxes  (Continued)

               For the three months ended March 31, 2002, and 2001, the tax effect of net operating loss carryforwards reduced the current provision for regular Federal income taxes by approximately $300,000, and $154,000, respectively. The Company provided $0 and $68,923, for Canadian, state income and the alternative minimum tax in the three months ended March 31, 2002 and 2001, respectively.


Note 7.   Related  Party  Transactions

               On November 2, 2000, L. J. Horbach, a director of the Company through December 5, 2000 and L. J. Horbach and Associates, of which Mr. Horbach is the sole owner, purchased from Mid City Bank a certain promissory note of the Company for $71,109, as to which he had been a guarantor. Thereafter, Mr. Horbach filed suit against the Company seeking to collect both the principal amount of the note and accrued interest which amounted to, collectively, $82,978. In December 2001, the Company filed suit against Mr. Horbach seeking to avoid it's alleged liability and other relief.

Note 8.   Segment  Information

               The Company's operating structure includes operating segments for Automobile Accessories through September 30, 2001 (the operations of Glas-Aire, which was acquired in September 1999), Home Furnishing Accessories (the operations of Rustic Crafts, which was acquired in March 1997), Investment in Partnerships (the investment in Security Land and Development Limited Partnership and 1500 Wood Lawn Limited Partnership (Note 2), and Corporate and Other. The Company operates and generates its revenue in the United States, Canada and Japan.

               Information about the Company's Operations by segment for the periods presented follows:

                                                  Home        Investment
                                 Automobile    Furnishing         in        Corporate and
                                Accessories    Accessories   Partnership        Other       Consolidated

March 31, 2002
--------------
Net sales                       $          -  $    502,883   $          -  $            -   $     502,883
Income from equity investment
  in partnerships                          -             -      1,486,660               -       1,486,660
Segment profit/(loss)                      -      (177,999)     1,486,660        (627,448)        681,213


March 31, 2001
---------------
Net sales                       $  2,962,047  $    423,025   $          -  $            -   $   3,385,072
Income from equity investment
  in partnerships                          -             -      1,225,396               -       1,225,396
Segment profit/(loss)                 75,780      (178,304)     1,225,396        (668,860)        454,012

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General.

     Regency Affiliates, Inc. (the "Company") is the parent company of several subsidiary business operations. The Company is committed to develop and/or monetize these business operations for the benefit of its shareholders and continues to commit both financial and personnel resources to an active merger and acquisition program in order to enhance common stockholder's values. The Company's Shareholders Equity at March 31, 2002 was $20,559,387 as compared to $16,501,809 at March 31, 2001, an increase of $4,057,578 for the twelve months ended March 31, 2002.

Liquidity  and  Capital  Resources.

     The investment in Security is estimated to provide the Company with management fees of approximately $100,000 per annum until 2003. In the period ending March 31, 2002, the Company's income from its equity investment in the Partnership (as well as it's interest in the General Partner, 1500 WoodLawn L.P.) was $1,486,660. These funds, however, are presently committed for the amortization of the outstanding principal balance on Security's real estate mortgage and, while the Company's equity investment in the Partnership has increased to $31,565,704, neither provides liquidity to the Company in excess of the $100,000 annual management fee. The Company has, however, been successful in obtaining financing with respect to this investment.

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

     The Company has had discussions with several companies regarding the possible sale of its interest in IMM The Company is also exploring the possibility of establishing a permanent infrastructure during the year 2002 to commercialize the inventory of previously quarried and stockpiled aggregate at the Groveland Mine in cooperation with an experienced aggregate supply company.

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

Results  of  Operations

     In September 1999, the Company acquired a 51% interest in Glas-Aire which manufacturers automotive accessories. The financial statements for March 31, 2001 include the results of Glas-Aire, but not those for March 31, 2002. The operations of the Company also include the operations of Rustic Crafts, which is engaged in the manufacturing of decorative fireplaces, heater logs and related accessories.

     On October 1, 2001, The Company announced that it had completed a transaction for the disposing of the Company's interest in Glas-Aire. Pursuant to an agreement entered into on September 17, 2001 and amended on October 1, 2001, the Company exchanged 1,215,105 shares of common stock of Glas-Aire, representing approximately 50% of the issued and outstanding shares of Glas-Aire, for $2,500,000 plus 4,040,375 shares of Regency's common stock, or approximately 23% of the issued and outstanding shares of Regency. As a result of the transaction, neither Regency nor Glas-Aire owns any stock of the other. Glas-Aire generated net sales of $8,378,202 for the nine-month period ending September 30, 2001. Income before income from equity investment and income tax expense was $449,040 over the same period. Glas-Aire had been included in Regency's consolidated financial statements effective September 23, 1999 (the date that we acquired 51.3% control of Glas-Aire) through September 30, 2001. Gross margins decreased $1,273,429 in 2001 over 2000, which is primarily attributable to the disposition of Glas-Aire and its inclusion in the company's financial statements through only September 30, 2001.

     During the period that Regency owned it's interest of Glas-Aire, Regency received no cash from the operations of Glas-Aire, so there will be no change in cash flow as a result of the disposition of it's interest.

     The Company's current operations do not generate sufficient cash flow to cover corporate operating expenses and thus the Company must rely on external sources to fund these expenses. The Company currently has unused borrowing capacity and is in discussion with additional external sources to provide for additional borrowing capacity to be used if needed.

2002 Compared to 2001

     Net sales decreased $2,882,189 in 2002 over the similar period in 2001, which is largely attributable to the disposition of the Glas-Aire subsidiary. The remaining difference is due to an increase in sales at Rustic Crafts of $79,858.

     Gross margin decreased $707,685, which is largely attributable to the disposition of the Glas-Aire subsidiary. The remaining decrease is due to increase in gross margin from Rustic Crafts of $33,810.

     Selling and administrative expenses decreased $552,652 in 2002 as compared to 2001, which decrease is largely attributable to the disposition of Glas-Aire.

     Income from equity in partnerships increased $261,264. This increase is due to a decrease in interest expense of $161,822 resulting from payment of principal and decreases in operating expenses for the quarter as to Security Land income.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

     Interest expense increased by $28,713 and is largely attributable to increased interest expense on the KBC loan.

     Net income increased $227,201 in 2002 compared to 2001. Increased equity earnings from partnerships were offset by the disposition of Glas-Aire

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




                                          REGENCY AFFILIATES, INC.
                                          ------------------------
                                          (Registrant)



Date: May 20, 2002                        /s/  Marc H. Baldinger
------------------                        ----------------------
                                          (Chief Financial Officer and Director)