Form 10-Q
period 2002-06-30
REGENCY AFFILIATES INC
filed 2002-08-19
CIK 99249

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                For the transition period from ______ to _______

                          COMMISSION FILE NUMBER 1-7949

                            REGENCY AFFILIATES, INC.
             (Exact name of registrant as specified in its charter)



                DELAWARE                               72-0888772
                --------                               ----------
    (State or other jurisdiction of       (IRS Employer Identification Number)
    incorporation or organization)



            610 JENSEN BEACH BLVD., JENSEN BEACH, FLORIDA          34957
         -----------------------------------------------------     -----
             (Address of principal executive offices)            (Zip Code)



Registrant's  Telephone  Number,  including  Area  Code  (772)  334-8181
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

As of August 13, 2002 there were 1,939,874 shares of the $ .01 Par Value Common Stock outstanding.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                        INDEX TO THE FINANCIAL STATEMENTS


                                                                             Page
Part I - Financial Information (Unaudited)

     Item 1.  Financial Statements

          Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . .  3-4

          Consolidated Statements of Operations. . . . . . . . . . . . . .  5

          Consolidated Statements of Cash Flows. . . . . . . . . . . . . .  6-7

          Notes to Consolidated Financial Statements . . . . . . . . . . .  8-13

     Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . . . .  13-17

Part II - Other Information (Unaudited)

     Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .  18-19

     Item 2.  Changes in Securities and Use of Proceeds. . . . . . . . . .  19

     Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . .  19

     Item 4.  Submission of Matters to a Vote of Security Holders. . . . .  19

     Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . .  19

     Item 6.  Exhibits and Reports on  Form 8-K. . . . . . . . . . . . . .  19

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                   June 30      December 31,
                                                     2002           2001
                                                 (Unaudited)     (Audited)
                                                 ------------  --------------
Assets
  Current Assets
    Cash and Cash Equivalents                    $     71,621  $      310,093
    Accounts receivable, net of allowance             316,812         495,160
    Income taxes receivable                             8,988           8,988
    Inventory                                       1,042,390         953,909
    Other current assets                              323,832         309,663
                                                 ------------  --------------
      Total current assets                          1,763,643       2,077,813

  Property, Plant and Equipment, Net                2,284,926       2,192,695

  Investment in partnerships                       33,065,843      30,183,346

  Other Assets
    Aggregate inventory                               834,194         834,194
    Goodwill, net of amortization                     501,094         484,312
    Debt issuance costs, net of amortization          267,795         362,311
    Accrued interest receivable - related party        83,979               -
    Other                                               1,373           5,205
                                                 ------------  --------------
      Total other assets                            1,688,435       1,686,022
                                                 ------------  --------------

      Total Assets                               $ 38,802,847  $   36,139,876
                                                 ============  ==============


The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                                  June 30      December 31,
                                                                    2002           2001
                                                                (unaudited)     (audited)
                                                                ------------  --------------
Liabilities and Shareholders' Equity
  Current Liabilities
    Current portion of long-term debt                           $   112,060   $     238,145
    Notes Payable - Banks                                         1,000,000         906,977
    Accounts payable                                                647,636         366,440
    Accrued expenses                                              1,459,917       1,043,221
    Taxes payable                                                   180,000         180,000
                                                                ------------  --------------
      Total current liabilities                                   3,399,613       2,734,783

  Long term debt, net of current portion                         14,216,273      13,495,178

  Minority interest in consolidated subsidiaries                      9,277          31,741
  Shareholders' equity
    Serial preferred stock not subject to mandatory redemption    1,052,988       1,052,988
      (maximum liquidation preference $24,975,312 in 2002
      and 2001, respectively
    Common stock, par value $.01 authorized 25,000,000 shares;       19,399          19,399
      issued and outstanding 1,939,874 shares in 2002 and 2001
    Additional paid-in capital                                    8,337,404       8,337,404
    Readjustment resulting from quasi-reorganization at
    December 31, 1987                                            (1,670,956)     (1,670,596)
    Retained earnings                                            15,889,182      14,589,672
    Note receivable - related party                              (2,440,000)     (2,440,000)
    Treasury stock, 405,283 shares in 2002 and 2001                 (10,693)        (10,693)
                                                                ------------  --------------
      Total shareholders' equity                                 21,177,324      19,878,174
                                                                ------------  --------------

      Total Liabilities and Shareholders' Equity                $38,802,487   $  36,139,876
                                                                ============  ==============


The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                  (UNAUDITED)



                                                   Three Months Ended          Six Months Ended
                                                ------------------------  -------------------------
                                                 June 30,      June 30      June 30,     June 30,
                                                   2002         2001          2002         2001
                                                -----------  -----------  ------------  -----------
Net Sales                                       $  405,750   $3,209,359   $   908,633   $6,594,431
                                                -----------  -----------  ------------  -----------

Costs and expenses
  Costs of goods sold                              370,274    2,142,065       768,158    4,714,453
  Selling and administrative                       748,248    1,423,015     1,383,519    2,610,938
                                                -----------  -----------  ------------  -----------
                                                 1,118,522    3,565,080     2,151,677    7,325,391
                                                -----------  -----------  ------------  -----------

(Loss) from operations                            (712,772)    (355,721)   (1,243,044)    (730,960)
Income from equity investment in partnerships    1,500,140    1,522,710     2,986,800    2,748,106
Other income (expense), net                         42,938       (7,781)      105,331       16,802
Interest expense                                  (217,733)    (307,669)     (560,791)    (622,014)
                                                -----------  -----------  ------------  -----------
Income before income tax expense, and minority     612,573      851,539     1,288,296    1,411,934
interest
Income tax expense                                       -      (36,396)            -     (105,319)
Minority interest                                    5,724      (23,322)       11,214      (60,782)
                                                -----------  -----------  ------------  -----------
Net income                                      $  618,297   $  791,821   $ 1,299,510   $1,245,833
                                                ===========  ===========  ============  ===========
    Net income per common share:
      Basic                                     $     0.32   $     0.60   $      0.67   $     0.94
                                                ===========  ===========  ============  ===========
      Diluted                                   $     0.32   $     0.60   $      0.67   $     0.94
                                                ===========  ===========  ============  ===========


Weighted average number of common shares
outstanding                                      1,939,874    1,319,879     1,939,874    1,319,879
                                                -----------  -----------  ------------  -----------


The  accompanying  notes  are  an  integral  part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                  (UNAUDITED)



                                                                          June 30,      June 30,
                                                                            2002          2001
                                                                        ------------  ------------
Cash flows from operating activities
  Net income                                                            $ 1,299,510   $ 1,245,833
  Adjustments to reconcile net income to net cash
    used by operating activities
      Depreciation and amortization                                         180,410       334,401
      Change in deferred income taxes                                             -         3,468
      Minority interest                                                     (22,464)       60,782
      Undistributed income from equity investment in partnerships        (2,882,497)   (2,748,106)
      Interest accretion on long-term debt                                  481,662       427,140
      Changes in operating assets and liabilities
        Accounts receivable                                                 178,348       703,126
        Accrued interest receivable - related party                         (83,979)            -
        Inventory                                                           (88,481)     (181,336)
        Other current assets                                                (14,169)     (287,472)
        Accounts payable                                                    281,196      (183,138)
        Accrued expenses                                                    416,696       885,998
                                                                        ------------  ------------
          Net cash provided by operating activities                        (253,768)      260,696
                                                                        ------------  ------------

Cash flows from investing activities
  Capital expenditures                                                     (194,907)      (67,565)
  Other                                                                       3,832         9,601
                                                                        ------------  ------------
          Net cash (used) by investing activities                          (191,075)      (57,964)
                                                                        ------------  ------------

Cash flows from financing activities
  Net short-term borrowings (payments)                                       93,023       659,414
  Net long-term borrowings (payments)                                       113,348      (154,355)
                                                                        ------------  ------------
          Net cash provided (used) by financing activities                  206,371       505,059
                                                                        ------------  ------------
Foreign currency translation adjustment                                           -        (7,395)
Increase (decrease) in cash and cash equivalents                           (238,472)      700,396
Cash and cash equivalents - beginning                                       310,093       928,636
                                                                        ------------  ------------
Cash and cash equivalents - ending                                      $    71,621   $ 1,629,032
                                                                        ============  ============


The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                    SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                  (UNAUDITED)


                                                       2002     2001
                                                      -------  -------
Supplemental disclosures of cash flow information:
         Cash paid during the year for:
              Income taxes                            $     -  $86,695
              Interest                                 74,399    6,478

Supplemental  disclosures  of  non-cash  investing  and  financing  activities:

In 2002, the stockholders approved a one-for-ten reverse stock split of the Corporation's common stock, par value $0.40 per share, and a decrease in the par value to $0.01 per share of common stock. This resulted in a decrease in the value of common stock and corresponding increase in the value of additional paid-in capital of $7,740,110. This transaction has been given retroactive treatment for the year ended December 31, 2001 in the accompanying financial statements.


The  accompanying  notes  are  an  integral  part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.   Bases of Presentation and Summary of Significant Accounting Policies

          A. Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
               (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 2001.

          B. Principals of Consolidation and Nature of Business - The consolidated financial statements include the accounts of Regency Affiliates, Inc. (the "Company"), its wholly owned subsidiary, Rustic Crafts International, Inc. ("Rustic Crafts"), its 80% owned subsidiaries, National Resource Development Corporation ("NRDC"), Transcontinental Drilling Company ("Drilling") and RegTransco, Inc. ("RTI"), its 75% owned subsidiary, Iron Mountain Minerals, Inc. ("IMM"). The consolidated financial statements for 2001 also include its 50% owned subsidiary, Glas-Aire Industries Group, Ltd. ("Glas-Aire") from September 23, 1999, the date in which the company achieved an ownership interest greater than 50% through October 1, 2001, the date this interest was disposed of. All significant intercompany balances and transactions have been eliminated in consolidation.

          C. Earnings Per Share - Basic earnings per share are computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share computations assume the conversion of Series B, and Junior Series D preferred stock during the period that the preferred stock issues were outstanding. If the result of these assumed conversions is dilutive, the dividend requirements and periodic accretion for the preferred stock issues are reduced. On February 5, 2002 the Company's stockholders approved a one-for ten reverse stock split of the Company's common stock, par value $0.40 per share, and a decrease in the par value to $0.01 per share. The computation of basic and diluted EPS have been retroactively adjusted for the period ending June 30, 2001 to reflect this change in capital structure.

          D. Inventory - Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Inventory is comprised of the following at June 30, 2002:

                          Raw materials and supplies             $       269,462
                          Work-in-process                                 12,746
                          Finished products                              760,182
                                                                 ---------------
                                                                 $     1,042,390
                                                                 ===============

          E. Aggregate Inventory - Inventory, which consists of 70+ million short tons, is stated at lower of cost or market. The Company is also subject to a royalty agreement, which requires the payment of certain royalties to a previous owner of the aggregate inventory upon sale of the aggregate.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Bases of Presentation and Summary of Significant Accounting Policies (Continued)

          In December 2001 the aggregate inventory was sold to Iron Mountain Minerals, Inc., a 75% owned subsidiary of the Company. The purchase price was $18,200,000 and is payable, with interest of 2.46% in ninety-six equal payments of principal and interest commencing December 2003. The intercompany gain on this transaction has been eliminated in the consolidation process resulting in the aggregate inventory being carried at its historical cost. Otherwise, the Company has made only casual sales of the inventory during the periods.


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

Note 2.   Investment  in  Partnership

          In November 1994, the Company purchased a limited partnership interest in Security Land and Development Company Limited Partnership ("Security"), which owns and operates an office complex. The Company has limited voting rights and is entitled to be allocated 95% of the profit and loss of the Partnership until October 31, 2003 (the lease termination date of the sole tenant of the office complex) and 50% thereafter. The Company is to receive certain limited cash flow after debt service, and a contingent equity build-up depending upon the value of the project upon termination of the lease. The Company is also entitled to receive certain fees relating to the partnership.

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

          The Company accounts for the investment in partnership on the equity method, whereby the carrying value of the investment is increased or decreased by the Company's allocable share of income or loss. The investment in partnership included in the Consolidated Balance Sheets at June 30, 2002 is $33,065,843. The income from the Company's equity investment in the Partnership for the three and six months ended June 30, 2002 was $1,500,140 and $2,986,800, respectively.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2.   Investment  in  Partnership  (Continued)

          Summarized operating data for Security for the three and six months ended June 30, 2002 , and June 30, 2001, is as follows:

                                 Three Months Ended          Six Months Ended
                               ----------------------  --------------------------
                                June 30,    June 30,    June 30,       June 30,
                                  2002        2001        2002          2001
                               ----------  ----------  ----------  --------------
Revenues                       $3,376,933  $3,460,613  $6,764,292  $    6,813,436
                               ----------  ----------  ----------  --------------
Operating Expenses                958,783     648,355   1,922,323       1,630,806
Depreciation and Amortization     622,142     716,067   1,264,142       1,432,134
Interest Expense, Net             269,545     498,290     539,090         862,734
                               ----------  ----------  ----------  --------------
    Net Income                 $1,526,463  $1,597,901  $3,038,737  $    2,887,762
                               ----------  ----------  ----------  --------------

          Effective November 30, 2000 the Company invested $10,000 for a 5% limited partnership interest in 1500 Wood Lawn Limited Partnership, the general partner of Security. The Company recognized income of $100,000 and $94,634 in 2002 and 2001, respectively, from this investment.

Note 3.   Note  and  Accrued  Interest  Receivable  -  Related  Party

          On October 15, 2001 the Statesman Group, Inc. (Statesman) exercised in full its option, which had been granted in 1997, to acquire 6,100,000 shares of the Company's common stock. The exercise was made pursuant to an agreement which provided for (1) a purchase price at $0.40 per share (par value) rather than the formula price in the option, which would have yielded 25% less to the Company, (2) the execution of a note from Statesman to the Company in the principal amount of $2,440,000 payable in five years with interest to accrue at the prevailing prime rate and (3) the obligation to be collateralized by the 6,100,000 common shares of the Company purchased upon exercise of the option as well as the 20% remaining interest in the Company's 80% owned subsidiary, NRDC. Accrued interest amounted to $83,979 at June 30, 2002.

          Statesman is controlled by The Statesman Irrevocable Trust dated April 15, 1991, a trust for the benefit of William R. Ponsoldt, Jr. (a director of the Company) and two other children of William R. Ponsoldt, Sr., the Company's President and Chief Executive Officer.

Note 4.   Note  Payable

          The Company's subsidiary, Rustic Crafts, has established a $1,000,000 line of credit with PNC Bank. The line of credit expired on May 18, 2002 and bears interest at the Bank's prime rate minus one-half percent (5.25% at June 30, 2002). The accounts receivable, inventory and other assets, such as property and equipment, of Rustic Crafts have been pledged as collateral to secure the line of credit. The line of credit is guaranteed by the Company. At June 30, 2002, the amount outstanding under the line of credit was $1,000,000.

          At May 18, 2002, Rustic Crafts was given a July 31, 2002 extension date for this line of credit. The Company is currently negotiating a further extension/renewal with PNC Bank. There are no assurances that such negotiations will be successful.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5.   Long-Term  Debt

          KBC Bank Loan - On June 24, 1998, the Company refinanced the long-term
          -------------
          debt previously outstanding with Southern Indiana Properties, Inc. ("SIPI") and entered into a Loan Agreement (the "Loan") with KBC Bank N.V. ("KBC"). Under the terms of the Loan Agreement, KBC advanced $9,383,320. The due date of the Loan is November 30, 2003 with interest at the rate of 7.5% compounded semi-annually on each June 1 and December 1, commencing December 1, 1998. The interest may be paid by the Company in cash on these semi-annual dates or the Company may elect to add the interest to the principal of the Loan then outstanding. The loan is secured by the Company's interest in the partnership. As of June 30, 2002, the amount outstanding under the Loan is $12,639,128, including $481,662 of interest for the six months ended June 30, 2002.

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

          Remodeling  Loans  -  In  connection  with  the purchase of the Rustic
          -----------------
          Crafts building, PNC Bank loaned the Company a total of $760,000 to finance remodeling of the facility purchased in March 1998. Principal payments on one loan of $604,000 began June 1999 for 120 months in amounts sufficient to amortize the outstanding balance over twenty years. The remaining loan in the original amount of $156,000 is payable in 120 equal monthly installments of $2,518.

          Miscellaneous  Loans  -  In  January  1999,  Rustic Crafts obtained an
          --------------------
          additional loan from PNC Bank for the purpose of funding additional equipment purchases and working capital in the amount of $163,512. The loan is payable in equal monthly installments, including principal and interest, of $3,153.

          In 2002, Rustic Crafts assumed loans in connection with the purchase of a small business involved in kitchen cabinet manufacturing called Alpine Resources, Inc. The total long-term debt assumed was $194,907.

          The interest rates on the mortgage loan, the equipment loan and the miscellaneous loans range from 4.25% to 7.96% at June 30, 2002. The outstanding balance on these loans is $1,689,205 at June 30, 2002.

          Rustic Craft's real and personal property, equipment, accounts receivable, inventory and other general intangibles are pledged as security for the loans. The loans are also guaranteed by the Company. The security agreement requires Rustic Crafts to maintain certain financial ratios.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
               NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


Note 5.   Long Term Debt (continued)

          Rustic Crafts was not in compliance with such ratios at June 30, 2002 as a result of changes in the interpretation of such ratios by PNC. Rustic Crafts was given a July 31, 2002 extension date. The Company is currently negotiating a further extension/renewal with PNC Bank. There are no assurances that such negotiations will be successful.

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

          For the three and six months ended June 30, 2002, and 2001, the tax effect of net operating loss carryforwards reduced the current provision for regular Federal income taxes by approximately $300,000, $300,000, $154,000 and $259,000, respectively. The Company provided $0, $0, $36,396 and $105,319, for Canadian, state income and the alternative minimum tax in the three and six months ended June 30, 2002 and 2001, respectively.

Note 7.   Related  Party  Transactions

          On November 2, 2001, L. J. Horbach, a director of the Company through December 5, 2001 and L. J. Horbach and Associates, of which Mr. Horbach is the sole owner, purchased from Mid City Bank a certain alleged promissory note of the Company for $71,109, as to which he and another shareholder (Dr. Gatz) had been guarantors. In December 2001, the Company filed suit against Mr. Horbach seeking to avoid its alleged liability and other relief. Thereafter, Mr. Horbach filed a counterclaim against the Company seeking to collect both the principal amount of the alleged note and accrued interest, which amounted to, collectively, $82,978.

Note 8.   Segment  Information

          The Company's operating structure includes operating segments for Automobile Accessories through September 30, 2001 (the operations of Glas-Aire, which was acquired in September 1999), Home Furnishing Accessories (the operations of Rustic Crafts, which was acquired in March 1997), Investment in Partnerships (the investment in Security Land and Development Limited Partnership and 1500 Wood Lawn Limited Partnership (Note 2)), and Corporate and Other. The Company operates and generates its revenue in the United States and Canada.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9.   Litigation

          In May 2002, a complaint in the form of a class action and a derivative action, was instituted against the Company, its officers and its directors. The complaint alleges the undertaking of various actions taken from 1993 to the present, which comprise a fraudulent scheme violative of the Board's fiduciary duties to the Company's shareholders. The Company intends to vigorously contest the allegations made in the complaint

          Information about the Company's Operations by segment for the periods presented follows:

                                                  Home        Investment    Corporate
                                 Automobile    Furnishing         in           and
                                Accessories    Accessories   Partnership      Other      Consolidated

June 30, 2002
-------------
Net sales                       $          -  $    908,633   $          -  $         -   $     908,633
Income from equity investment
  in partnerships                          -             -      2,986,800            -       2,986,800
Segment profit/(loss)                      -      (428,995)     2,986,800   (1,258,295)      1,299,510

June 30, 2001
-------------
Net sales                       $  5,690,563  $    891,775   $          -  $    12,093   $   6,594,431
Income from equity investment
  in partnerships                          -             -      2,748,106            -       2,748,106
Segment profit/(loss)                118,026      (211,849)     2,748,106   (1,408,450)      1,245,833


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     General.

     Regency Affiliates, Inc. (the "Company") is the parent company of several subsidiary business operations. The Company is committed to develop and/or monetize these business operations for the benefit of its shareholders. The Company's Shareholders' Equity at June 30, 2002 was $21,177,324 as compared to $17,314,490 at June 30, 2001, an increase of $3,862,834 for the twelve months ended June 30, 2002.

     Liquidity  and  Capital  Resources.

     The investment in Security is estimated to provide the Company with management fees of approximately $100,000 per annum until 2003. In the period ending June 30, 2002, the Company's income from its equity

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

     investment in the Partnership (as well as its interest in Security's General Partner, 1500 Woodlawn L.P.) was $2,986,800. These funds, however, are presently committed for the amortization of the outstanding principal balance on Security's real estate mortgage and, while the Company's equity investment in the Partnerships has increased to $33,065,843, neither provides liquidity to the Company in excess of the $100,000 annual management fee.

     The outstanding principal on Security's real estate mortgage balance is expected to be amortized in November of 2003. Under the current structure and assuming the building remains occupied, KBC has indicated it is willing to extend the maturity of the loan (under certain circumstances) under the condition that all income with the exception of $100,000 will then be paid to KBC to amortize the loan. In that event, the KBC loan would be liquidated in approximately 2006. Until that time, Regency would continue to receive only the $100,000 of cash flow. Currently the Company is exploring options, which include refinancing the building, monetizing the asset, or restructuring the debt to provide a more appropriate level of cash flow. There are no assurances that any of these options will be implemented.

     On March 15, 1998, Rustic Crafts purchased a building of 126,000 square feet located near the current facility in Scranton, Pennsylvania. The purchase of this facility was funded by new borrowings from PNC Bank in the form of a first mortgage term loan in the amount of $960,000. Rustic Crafts also obtained financing of approximately $923,000 from PNC Bank to equip the facility and purchase new equipment. The move to the new facility was completed in 1999 and has significantly increased the operating capacity and enabled Rustic Crafts to more efficiently fill its current orders and increase its customer base. On the date of acquisition of the new facility, a tenant was renting 23,000 square feet of this facility at a base rent of approximately $17,400 per year plus an allocable share of the real estate taxes. The Company intends to maintain this tenant relationship on an ongoing basis. Previously, Rustic Crafts had a tenant for 28,000 square feet, which is now vacant. Rustic Crafts is currently attempting to find a tenant for the 28,000 square feet.

     Rustic Crafts has continued the trend of losses that began in early 2001 and was exacerbated by the disaster of September 11th as well as substantially reduced sales from its largest customer, J.C. Penney. Management of Rustic Crafts has reduced overhead by eliminating personnel, cutting several employee benefits, and other cost reduction steps in 2001 and 2002. In addition, the Company is currently studying other available options for Rustic Crafts.

     The Company has had discussions with several companies regarding the possible sale of its interest in IMM. The Company is also exploring the possibility of establishing a permanent infrastructure to commercialize the inventory of previously quarried and stockpiled aggregate at the Groveland Mine in cooperation with an experienced aggregate supply company.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

     The Board of Directors has approved the formation of a wholly owned subsidiary called Neptune Trading, Inc. ("Neptune"). Neptune Trading will engage in real estate development and other related industries. Neptune will initially assume building contracts of single family residential properties that have appreciated in value from Marc Baldinger and William Ponsoldt, Sr. at their cost. Neptune will thereafter enter into agreements on its own. In addition, Neptune intends to purchase vacant lots for the purpose of resale and to build single-family residential homes. If successful, the Neptune venture is expected to generate substantial sales for Regency. To date, there have been no closing but the first closing is scheduled for mid September. The Company will need outside financing to fund the purchase of the houses and the lots. There is no assurances currently that Neptune or Regency will attain such financing.

     The Company historically has relied primarily on debt financing to sustain the liquidity for ongoing operations. The Company's ability to continue in existence is largely dependent upon its ability to continue to find financing.

Results  of  Operations

     In September 1999, the Company acquired a 51% interest in Glas-Aire which manufacturers automotive accessories. The financial statements for June 30, 2001 include the results of Glas-Aire. The operations of the Company also include the operations of Rustic Crafts, which is engaged in the manufacturing of decorative fireplaces, heater logs and related accessories.

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

     During the period that Regency owned its interest of Glas-Aire, Regency received no cash from the operations of Glas-Aire, so there will be no change in cash flow as a result of the disposition of its interest.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

     The Company's current operations do not now, or have ever, generated sufficient cash flow to cover corporate operating expenses and thus the Company must rely on external sources to fund these expenses. The Company currently has unused borrowing only with the Statesman Group, Inc. and is in discussion with additional external sources to provide for additional borrowing capacity to be used, if needed. There are no assurances that any source can be found.

     2002  Compared  to  2001

     For  the  six  months  ended  June  30,  2002:

     Net sales decreased $5,685,798 in 2002 over the similar period in 2001, which is almost solely attributable to the disposition of the Glas-Aire subsidiary. There was an increase in sales at Rustic Crafts of $16,858 and a decrease in sales at NRDC of $12,093. Gross margin decreased $1,739,503, which is largely attributable to the disposition of the Glas-Aire subsidiary. Selling and administrative expenses decreased $1,227,419 in 2002 as compared to 2001, which decrease is largely attributable to the disposition of Glas-Aire.

     Income from equity in partnerships increased $238,694. This increase is due to a decrease in interest expense of $323,644 reduced by increases in operating expenses for the period. Interest expense decreased by $61,223 and is largely attributable to increased interest expense on the KBC loan less interest expense previously attributable to Glas-Aire.

     Net income increased $53,677 in 2002 compared to 2001. Increased equity earnings from partnerships and reduced corporate expenses were offset by the disposition of Glas-Aire and increased losses of Rustic Crafts.

     For  the  three  months  ended  June  30,  2002:

     Net sales decreased $2,803,609 in 2002 over the similar period in 2001, which is largely attributable to the disposition of the Glas-Aire subsidiary. Sales of Rustic Crafts decreased $63,000 during this period.

     Gross margin decreased $1,031,818, which is largely attributable to the disposition of the Glas-Aire subsidiary.

     Selling and administrative expenses decreased $674,767 which is largely attributable to the disposition of the Glas-Aire subsidiary and an increase of $89,513 of corporate expense.

     Income from equity in partnerships decreased $22,570. This decrease is due to a decrease in interest expense resulting from payment of principal offset by increases in operating expenses for the quarter.

     Interest expense increased by $89,936 and is largely attributable to increased interest expense on the KBC loan less interest expense previously attributable to Glas-Aire.

     Net income decreased $173,523, which is largely attributable to the disposition of the Glas-Aire subsidiary and increased losses of Rustic Crafts.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

Forward-Looking  Statements

     Certain statements contained in this Quarterly Report on Form 10-Q, including, but not limited to those regarding the Company's financial position, business strategy, acquisition strategy and other plans and objectives for future operations and any other statements that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements expressed or implied by such forward-looking statements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effect on its business or operations. These forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company may differ materially from those results contemplated by such forward-looking statements, which include, but are not limited to:

          (i) The Company's current operations do not now, or have ever, generated sufficient cash flow to cover corporate operating expenses and thus the Company must rely on external sources to fund these expenses. The Company's ability to continue in existence is partly dependent upon its ability to generate satisfactory levels of operating cash flow.

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

                    Regency Affiliates, Inc. and Subsidiaries


PART  II  -  OTHER  INFORMATION


     ITEM  1.  LEGAL  PROCEEDINGS.

          On May 2, 2002, a lawsuit was filed in the Federal District Court for the District of Nebraska by two dissident Company shareholders, Edward E Gatz and Donald D. Graham, against the Company, its Board of Directors and Statesman Group, Inc. The five-count Complaint purports to be brought on behalf of the named plaintiffs, individually, as members of a class of the Company's shareholders, and derivatively, and it purports to allege RICO violations against Mr. Ponsoldt, Sr. and Statesman Group, Inc., and direct and derivative breaches of fiduciary duties by members of the Company's Board of Directors. The Complaint asserts that plaintiffs claims arise from a variety of actions taken from 1993 to the present, including the Company's 1996 employment agreement with Mr. Ponsoldt, Sr., the options granted to Statesman pursuant to a 1997 agreement, as amended in 1998, Statesman's exercise of its options, the exchange of the Company's interest in Glas-Aire Industries Group, Ltd. for Regency Affiliates, Inc. stock and cash, and the Company's reverse stock split which was approved at the Company's last shareholder meeting. In addition to damages, the Complaint seeks to void the shares owned and controlled by Mr. Ponsoldt, Sr. and Statesman Group, Inc.

          On or about July 24, 2002, the plaintiffs moved for a preliminary injunction which seeks, among other things, to enjoin any funding to Mr. Ponsoldt Sr., under his employment agreement, any acquisition by or transfer of Company stock to Mr. Ponsoldt, Sr. or Statesman Group, Inc., prohibiting the redemption of Series C preferred stock, barring the monetization of the Security Land partnership interest without notice to the Court or plaintiffs, and, in the event of such monetization, prohibiting the distribution of any proceeds of such monetization.

          The Defendants responses to the Complaint and Motion for Preliminary Injunction are due to be filed on August 30, 2002. The Company believes the plaintiffs' claims are without merit and is defending, and will continue to defend, against them vigorously. However, due to the inherent uncertainties of litigation, the Company cannot predict the ultimate outcome of this litigation. An unfavorable outcome could have a material adverse impact on the Company's business, financial condition and results of operations.

          On February 7, 2002 a complaint naming Regency Affiliates, Inc. as Defendant was filed in the District Court of Douglas County, Nebraska, case number 1012. The Plaintiffs are Larry J. Horbach, individually and L.J. Horbach & Associates and they are demanding payment on an alleged Regency Affiliates, Inc. loan they purchased from Mid City Bank. The plaintiffs are requesting payment of $82,512.57 plus accrued interest, costs and attorney fees. We are vigorously defending this litigation and had previously commenced litigation regarding the same subject in December 2001.

          On December 14, 2001 we initiated a proceeding in The Circuit Court of the Nineteenth Judicial Circuit in and for Martin County, Florida, case number 01-1087-CA against Larry J. Horbach, individually and L.J.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

          Horbach & Associates. Larry Horbach was a former interim CFO and Board member. We claim that Larry Horbach, without appropriate authority, borrowed $100,050 from Mid City Bank in the name of Regency Affiliates, Inc. Horbach and another shareholder, Dr. Gatz, personally guaranteed the loan. We further claim that Horbach converted all or part of the proceeds from the loan for his benefit.

          On September 13, 2001, Glas-Aire Industries LTD., Multicorp Holdings Inc., Glas-Aire Industries Group Ltd, Craig Grossman, Todd Garrett, Speed.Com, Inc., Regency Affiliates, Inc., William Ponsoldt, Sr., and Marc Baldinger were listed as defendants in a proceeding in the Supreme Court of British Columbia with Alex Y. W. Ding as plaintiff. The case number is S015104. Mr. Ding, the former president of Glas-Aire, has asserted that the October 2001 Regency-Glas-Aire transaction is in breach of bank agreements, securities law and fiduciary duties owed to Glas-Aire and its stockholders. While the company has been served, plaintiff has not proceeded on this action and has not filed a statement of claim on a timely basis. Should plaintiff continue with the action, the defendants, including Regency Affiliates, Inc., would vigorously defend this litigation.


ITEM 2.   CHANGES IN SECURITIES.

          None.


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

          None.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

          None.

ITEM  5.  OTHER  INFORMATION.

          None.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

          None.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES



SIGNATURES


     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          REGENCY  AFFILIATES,  INC.
                                          --------------------------
                                          (Registrant)



Date:  August  19,  2002                  /s/  Marc  H.  Baldinger
------------------------                  ------------------------
                                          (Chief Financial Officer and Director)