Form 10-Q/A
period 2002-06-30
REGENCY AFFILIATES INC
filed 2002-08-30
CIK 99249

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A


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

                         COMMISSION FILE NUMBER 1-7949

                            REGENCY AFFILIATES, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                   72-0888772
           --------                                   ----------
(State or other jurisdiction of                     (IRS Employer
 incorporation or organization)                 Identification Number)



    610 JENSEN BEACH BLVD., JENSEN BEACH, FLORIDA         34957
-----------------------------------------------------     -----
       (Address of principal executive offices)         (Zip Code)



Registrant's Telephone Number, including Area Code  (772) 334-8181
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.        Yes    X          No
                                                    -----            -----

As of August 13, 2002 there were 1,939,874 shares of the $ .01 Par Value Common Stock outstanding.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                        INDEX TO THE FINANCIAL STATEMENTS


                                                                           Page

Part I - Financial Information (Unaudited)

         Item 1.  Financial Statements

                  Consolidated Balance Sheets . . . . . . . . . . . . . .  3-4

                  Consolidated Statements of Operations . . . . . . . . .  5

                  Consolidated Statements of Cash Flows . . . . . . . . .  6-7

                  Notes to Consolidated Financial Statements. . . . . . .  8-13

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations . . . . . . . . . .  13-18

Part II - Other Information (Unaudited)

          Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . .  18-19

          Item 2.  Changes in Securities and Use of Proceeds. . . . . . .  19

          Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . .  19

          Item 4.  Submission of Matters to a Vote of Security Holders. .  20

          Item 5.  Other Information  . . . . . . . . . . . . . . . . . .  20

          Item 6.  Exhibits and Reports on  Form 8-K  . . . . . . . . . .  20

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20


                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                  June 30     December 31,
                                                   2002          2001
                                                (Unaudited)    (Audited)
                                                ------------  ------------
Assets
  Current Assets
    Cash and Cash Equivalents                   $     71,621  $    310,093
    Accounts receivable, net of allowance            316,812       495,160
    Income taxes receivable                            8,988         8,988
    Inventory                                      1,042,390       953,909
    Other current assets                             323,832       309,663
                                                ------------  ------------
      Total current assets                         1,763,643     2,077,813

  Property, Plant and Equipment, Net               2,284,926     2,192,695

  Investment in partnerships                      33,065,843    30,183,346

  Other Assets
    Aggregate inventory                              834,194       834,194
    Goodwill, net of amortization                    501,094       484,312
    Debt issuance costs, net of amortization         267,795       362,311
    Accrued interest receivable - related party       83,979             -
    Other                                              1,373         5,205
                                                ------------  ------------
      Total other assets                           1,688,435     1,686,022
                                                ------------  ------------

      Total Assets                              $ 38,802,847  $ 36,139,876
                                                ============  ============


The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                  June 30     December 31,
                                                                   2002          2001
                                                                (unaudited)    (audited)
                                                                ------------  ------------
Liabilities and Shareholders' Equity
  Current Liabilities
    Current portion of long-term debt                           $   112,060   $   238,145
    Notes Payable - Banks                                         1,000,000       906,977
    Accounts payable                                                647,636       366,440
    Accrued expenses                                                236,124       256,805
    Accrued salary - officer                                      1,223,793       786,416
    Taxes payable                                                   180,000       180,000
                                                                ------------  ------------
      Total current liabilities                                   3,399,613     2,734,783

  Long term debt, net of current portion                         14,216,273    13,495,178

  Minority interest in consolidated subsidiaries                      9,277        31,741
  Shareholders' equity
    Serial preferred stock not subject to mandatory redemption
      (maximum liquidation preference $24,975,312 in 2002 and
      2001, respectively                                          1,052,988     1,052,988
    Common stock, par value $.01 authorized 25,000,000 shares;
      issued and outstanding 1,939,874 shares in 2002 and 2001       19,399        19,399
    Additional paid-in capital                                    8,337,404     8,337,404
    Readjustment resulting from quasi-reorganization at
      December 31, 1987                                          (1,670,956)   (1,670,596)
    Retained earnings                                            15,889,182    14,589,672
    Note receivable - related party                              (2,440,000)   (2,440,000)
    Treasury stock, 405,283 shares in 2002 and 2001                 (10,693)      (10,693)
                                                                ------------  ------------
      Total shareholders' equity                                 21,177,324    19,878,174
                                                                ------------  ------------

      Total Liabilities and Shareholders' Equity                $38,802,487   $36,139,876
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

          B. Principals of Consolidation and Nature of Business - The consolidated financial statements include the accounts of Regency Affiliates, Inc. (the "Company"), its wholly owned subsidiary, Rustic Crafts International, Inc. ("Rustic Crafts"), its 80% owned subsidiaries, National Resource Development Corporation ("NRDC"), Transcontinental Drilling Company ("Drilling"),
               RegTransco, Inc. ("RTI"), and its 75% owned subsidiary, Iron Mountain Minerals, Inc. ("IMM"). The consolidated financial statements for 2001 also include its 50% owned subsidiary, Glas-Aire Industries Group, Ltd. ("Glas-Aire") from September 23, 1999, the date in which the company achieved an ownership interest greater than 50% through October 1, 2001, the date this interest was disposed of. All significant intercompany balances and transactions have been eliminated in consolidation.

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

          D. Inventory - Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Inventory is comprised of the following at June 30, 2002:

                    Raw materials and supplies               $     269,462
                    Work-in-process                                 12,746
                    Finished products                              760,182
                                                             -------------
                                                             $   1,042,390
                                                             =============

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

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Investment in Partnership (Continued)

          Summarized operating data for Security for the three and six months ended June 30, 2002 , and June 30, 2001, is as follows:

                                 Three Months Ended       Six Months Ended
                               ----------------------  ----------------------
                                 June 30,    June 30,    June 30,    June 30,
                                  2002        2001        2002        2001
                               ----------  ----------  ----------  ----------
Revenues                       $3,376,933  $3,460,613  $6,764,292  $6,813,436
                               ----------  ----------  ----------  ----------
Operating Expenses                958,783     648,355   1,922,323   1,630,806
                               ----------  ----------  ----------  ----------
Depreciation and Amortization     622,142     716,067   1,264,142   1,432,134
Interest Expense, Net             269,545     498,290     539,090     862,734
                               ----------  ----------  ----------  ----------
      Net Income               $1,526,463  $1,597,901  $3,038,737  $2,887,762
                               ----------  ----------  ----------  ----------

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

          Statesman is controlled by The Statesman Irrevocable Trust dated April 15, 1991, a trust for the benefit of William R. Ponsoldt, Jr. (a director of the Company) and two other children of William R. Ponsoldt, Sr., the Company's President and Chief Executive Officer. Mr. Ponsoldt, Sr. disclaims any beneficial interest in The Statesman Irrevocable Trust.


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

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5. Long-Term Debt

          KBC Bank Loan - On June 24, 1998, the Company refinanced the long-term
          -------------
          debt previously outstanding with Southern Indiana Properties, Inc. ("SIPI") ") which was accruing at an interest rate exceeding 20% and entered into a Loan Agreement (the "Loan") with KBC Bank N.V. ("KBC"). Under the terms of the Loan Agreement, KBC advanced $9,383,320. The due date of the Loan is November 30, 2003 with interest at the rate of 7.5% compounded semi-annually on each June 1 and December 1, commencing December 1, 1998. The interest may be paid by the Company in cash on these semi-annual dates or the Company may elect to add the interest to the principal of the Loan then outstanding. The loan is secured by the Company's interest in the partnership. As of June 30, 2002, the amount outstanding under the Loan is $12,639,128, including $481,662 of interest for the six months ended June 30, 2002.

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

          Mortgage Loan - On March 25, 1998, Rustic Crafts purchased a building
          -------------
          of 126,000 square feet located in Scranton, Pennsylvania. The purchase of this facility was funded in part by a first mortgage term loan in the amount of $960,000. The first mortgage term loan is payable in consecutive monthly installments over 10 years with a 20 year amortization.

          Remodeling Loans - In connection with the purchase of the Rustic
          ----------------
          Crafts building, PNC Bank loaned the Company a total of $760,000 to finance remodeling of the facility purchased in March 1998. Principal payments on one loan of $604,000 began June 1999 for 120 months in amounts sufficient to amortize the outstanding balance over twenty years. The remaining loan in the original amount of $156,000 is payable in 120 equal monthly installments of $2,518.

          Miscellaneous Loans - In January 1999, Rustic Crafts obtained an
          -------------------
          additional loanfrom PNC Bank for the purpose of funding additional equipment purchases and working capital in the amount of $163,512. The loan is payable in equal monthly installments, including principal and interest, of $3,153.

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

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Information about the Company's Operations by segment for the periods presented follows:


                                Automobile        Home        Investment    Corporate and   Consolidated
                                Accessories    Furnishing         in            Other
                                               Accessories   Partnership
June 30, 2002
-------------
Net sales                       $          -  $    908,633   $          -  $            -   $     908,633
Income from equity investment              -             -                              -
  in partnerships                                               2,986,800                       2,986,800
Segment profit/(loss)                      -      (428,995)     2,986,800      (1,258,295)      1,299,510

June 30, 2001
-------------
Net sales                       $  5,690,563  $    891,775              -  $       12,093   $   6,594,431
Income from equity investment              -             -                              -
  in partnerships                                               2,748,106                       2,748,106
Segment profit/(loss)                118,026      (211,849)     2,748,106      (1,408,450)      1,245,833

Note 9. Litigation

     In May 2002, a complaint in the form of a class action and a derivative action, was instituted against the Company, its officers and its directors. The complaint alleges the undertaking of various actions taken from 1993 to the present, comprise an alleged fraudulent scheme that violates the Board's fiduciary duties to the Company's shareholders. The Defendants deny these allegations andintends to vigorously contest the allegations made in the complaint.



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

     The outstanding principal on Security's real estate mortgage balance is expected to be amortized in November of 2003. Under the current structure and assuming the building remains occupied, KBC has indicated it is willing to extend the maturity of the loan (under certain circumstances) under the condition that all income with the exception of $100,000 will then be paid to KBC to amortize the loan. In that event, the KBC loan would be liquidated in approximately 2006. Until that time, Regency would continue to receive only the $100,000 of cash flow. Currently the Company is exploring options, which include refinancing the building, monetizing the asset, or restructuring the debt to provide a more appropriate level of cash flow. Any such option would be dependant on the Government signing a new lease. Only then would the partnership be able to find acceptable financing and concurrently make a partnership distribution or sell the partnership assets and liquidate the partnership or would Regency be able to sell its interest in the partnership. The ability to do nothing or elect to attempt one of the foregoing options lies with the General partner, not with Regency. None of the options is imminent and will not take place unless and until the government signs a new long term lease. The current lease does not expire until October 31, 2003. There are no assurances that any of these options will be implemented.

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

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

     The Board of Directors has approved the formation of a wholly owned subsidiary called Neptune Trading Corp., Inc. ("Neptune"). Neptune will initially engage in real estate development and other related industries. Neptune will initially assume building contracts of single family residential properties that have appreciated in value from Marc Baldinger and William Ponsoldt, Sr. (at their cost). Neptune will, thereafter, enter into building agreements entered in own. In addition, Neptune intends to purchase vacant lots for the purpose of resale and to build single-family residential homes.

     Both William Ponsoldt, Sr. and Marc Baldinger have significant previous real estate experience. William Ponsoldt, Sr. was involved in single family housing in New Jersey for over 15 years as both a developer and as broker. Additionally, he has continued to have involvement in varying real estate ventures throughout his career. Mr. Baldinger was previously involved in real estate development in central New Jersey. He was one of five owners of a shopping center and also involved in the development of residential and commercial properties.

     If successful, the Neptune venture is expected to generate substantial sales for Regency. To date, there have been no closing but the first closing is scheduled for late August. The Company will need outside financing to fund the purchase of the houses and the lots. There is no assurances currently that Neptune or Regency will attain such financing

     The Company historically has relied primarily on debt financing to sustain the liquidity for ongoing operations. The Company's ability to continue in existence is largely dependent upon its ability to continue to find financing.

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

          (vi) The existence of the litigation filed on May 2, 2002, by two dissident shareholders, and the existence of the pending motion for preliminary injunction, both of which are described in greater detail in Part II. Item I of this Report, are adversely impacting the Company's ability to execute its business plan and obtain external sources of funding, and the outcome of this litigation may have a material adverse impact on the Company's business, financial condition and results of operations.



PART II - OTHER INFORMATION


  ITEM 1. LEGAL PROCEEDINGS.

     On December 14, 2001 we initiated a proceeding in The Circuit Court of the Nineteenth Judicial Circuit in and for Martin County, Florida, case number 01-1087-CA against Larry J. Horbach, individually and Horbach & Associates. Larry Horbach was a former interim CFO and Board member. We claim that Larry Horbach, without appropriate authority, borrowed $100,050 from Mid City Bank in the name of Regency Affiliates, Inc. Horbach and another shareholder, Edward E. Gatz, personally guaranteed the loan. We further claim that Horbach converted all or part of the proceeds from the loan for his benefit.

     On February 7, 2002 a complaint naming Regency Affiliates, Inc. as Defendant was filed in the District Court of Douglas County, Nebraska, case number 1012. The Plaintiffs are Larry J. Horbach, individually and L.J. Horbach & Associates and they are demanding payment on an alleged Regency Affiliates, Inc. loan they purchased from Mid City Bank. The plaintiffs are requesting payment of $82,512.57 plus accrued interest, costs and attorney fees. We are vigorously defending this litigation and had previously commenced litigation regarding the same subject in December 2001. This action has been abated in Nebraska until the above litigation in Florida is decided.

     On May 2, 2002, a lawsuit was filed in the Federal District Court for the District of Nebraska by two dissident Company shareholders, Edward E Gatz and Donald D. Graham, against the Company, its Board of Directors and Statesman Group, Inc. The five-count Complaint purports to be brought on behalf of the named plaintiffs, individually, as members of a class of the Company's shareholders, and derivatively, and it purports to allege RICO violations against Mr. Ponsoldt, Sr. and Statesman Group, Inc., and direct and derivative breaches of fiduciary duties by members of the Company's Board of Directors. The Complaint asserts that plaintiffs claims arise from a variety of actions taken from 1993 to the present, including the Company's 1996 employment agreement with Mr. Ponsoldt, Sr., the options granted to Statesman pursuant

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES to a 1997 agreement, as amended in 1998, Statesman's exercise of its options, the exchange of the Company's interest in Glas-Aire Industries Group, Ltd. for Regency Affiliates, Inc. stock and cash, and the Company's reverse stock split which was approved at the Company's last shareholder meeting. In addition to damages, the Complaint seeks to void the shares owned and controlled by Mr. Ponsoldt, Sr. and Statesman Group, Inc.

     On or about July 24, 2002, the plaintiffs moved for a preliminary injunction which seeks, among other things, to enjoin any funding to Mr. Ponsoldt Sr., under his employment agreement, any acquisition by or transfer of Company stock to Mr. Ponsoldt, Sr. or Statesman Group, Inc., prohibiting the redemption of Series C preferred stock, barring the monetization of the Security Land partnership interest without notice to the Court or plaintiffs, and, in the event of such monetization, prohibiting the distribution of any proceeds of such monetization.The Defendants responses to the Complaint and Motion for Preliminary Injunction are due to be filed on August 30, 2002. The Company believes the plaintiffs' claims are without merit and is defending, and will continue to defend, against them vigorously. However, due to the inherent uncertainties of litigation, the Company cannot predict the ultimate outcome of this litigation. An unfavorable outcome could have a material adverse impact on the Company's business, financial condition and results of operations.

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


ITEM 2. CHANGES IN SECURITIES.

     None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES


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




                                       REGENCY AFFILIATES, INC.
                                       ------------------------
                                       (Registrant)



Date: August 30, 2002                  /s/ Marc H. Baldinger
---------------------                  ---------------------
                                      (Chief Financial Officer and Director)