Form 10-Q
period 2002-09-30
REGENCY AFFILIATES INC
filed 2002-11-19
CIK 99249

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


              For the transition period from ______   to _______


                          COMMISSION FILE NUMBER 1-7949


                            REGENCY AFFILIATES, INC.
             (Exact name of registrant as specified in its charter)



                DELAWARE                               72-0888772
    -------------------------------        ------------------------------------
    (State or other jurisdiction of        (IRS Employer Identification Number)
     Incorporation or organization)



    610 JENSEN BEACH BLVD., JENSEN BEACH, FLORIDA           34957
    ---------------------------------------------         ----------
    (Address of principal executive offices)              (Zip Code)



Registrant's Telephone Number, including Area Code  (772) 334-8181
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.    Yes   X     No
                                               -----      -----

As of November 13, 2002 there were 1,950,549 shares of the $ .01 Par Value Common Stock outstanding.

                        REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                            INDEX TO THE FINANCIAL STATEMENTS



                                                                                    Page
Part I - Financial Information (Unaudited)

   Item 1.  Financial Statements

      Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . .     3-4

      Consolidated Statements of Operations . . . . . . . . . . . . . . . . . . .       5

      Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . .     6-7

      Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . .    8-14

   Item 2.  Management's Discussion and Analysis of Financial Condition
            And Results of Operations . . . . . . . . . . . . . . . . . . . . . .   15-17

   Item 3. Quantitative and Qualitative Disclosure About Market Risk. . . . . . .      18

   Item 4.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . .      18

Part II - Other Information (Unaudited)

   Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . .   18-20

   Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . . . . . . .      20

   Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . .      20

   Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . .      21

   Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . .      21

   Item 6.  Exhibits and Reports on  Form 8-K . . . . . . . . . . . . . . . . . .   21-22

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      22

                      REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS



                                                      September 30,    December 31,
                                                          2002             2001
                                                       (Unaudited)      (Audited)
                                                     ---------------  --------------
Assets
   Current Assets
      Cash and Cash Equivalents                      $        18,821  $      310,093
      Accounts Receivable, net of allowance                        -         495,160
      Notes Receivable - current                             127,653               -
      Inventory                                              354,439         953,909
      Other Current Assets                                    35,116         318,651
                                                     ---------------  --------------
           Total Current Assets                              536,029       2,077,813

   Notes Receivable - net of current portion                 979,347               -

   Property, Plant and Equipment, net                      2,057,478       2,192,695

   Investment in Partnership                              34,550,839      30,183,346

   Other Assets
      Aggregate Inventory                                    833,763         834,194
      Goodwill, net of amortization                          487,757         484,312
      Debt Issuance Costs, net of amortization               220,537         362,311
      Accrued Interest Receivable - related party            113,193               -
      Other                                                   14,873           5,205
                                                     ---------------  --------------
           Total Other Assets                              1,670,123       1,686,022
                                                     ---------------  --------------

           Total Assets                              $    39,793,816  $   36,139,876
                                                     ===============  ==============


The accompanying notes are an integral part of these financial statements.

                            REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS



                                                                  September 30,    December 31,
                                                                      2002             2001
                                                                   (unaudited)      (audited)
                                                                 ---------------  --------------
Liabilities and Shareholders' Equity
  Current Liabilities
    Current Portion of Long-Term Debt                            $    1,038,300   $     238,145
    Notes Payable - banks                                             1,261,536         906,977
    Note Payable                                                        110,018               -
    Accounts Payable                                                    349,746         366,440
    Accrued Expenses                                                    223,141         256,805
    Accrued Compensation                                              1,417,173         786,416
    Loan Payable                                                         10,068               -
    Taxes Payable                                                       180,000         180,000
                                                                 ---------------  --------------
      Total Current Liabilities                                       4,589,982       2,734,783

  Long Term Debt, net of current portion                             13,405,756      13,495,178

  Minority Interest in Consolidated Subsidiaries                          3,881          31,741
  Shareholders' Equity
    Serial preferred stock not subject to mandatory redemption
      (maximum liquidation preference $24,975,312)                    1,052,988       1,052,988
    Common Stock, par value $.01 authorized 25,000,000
     shares; issued and outstanding 1,955,599 shares                     19,556          19,556
    Additional Paid-in Capital                                        8,337,247       8,337,247
    Readjustment resulting from quasi-reorganization at
      December 31, 1987                                              (1,670,596)     (1,670,596)
    Retained Earnings                                                16,505,695      14,589,672
    Note Receivable                                                  (2,440,000)     (2,440,000)
    Treasury Stock, 40,528 shares in 2002 and 2001                      (10,693)        (10,693)
                                                                 ---------------  --------------
      Total Shareholders' Equity                                     21,794,197      19,878,174
                                                                 ---------------  --------------

      Total Liabilities and Shareholders' Equity                 $   39,793,816   $  36,139,876
                                                                 ===============  ==============


The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                  (UNAUDITED)


                                                            Three Months Ended              Nine Months Ended
                                                      ------------------------------  ------------------------------
                                                       September 30    September 30    September 30    September 30
                                                           2002            2001            2002            2001
                                                      --------------  --------------  --------------  --------------
Net Sales                                             $     425,647   $       5,295   $     425,647   $      17,388
                                                      --------------  --------------  --------------  --------------

Costs and Expenses
   Costs of Goods Sold                                      425,455             185         425,455             312
   Selling and Administrative                               536,307         383,685       1,408,973       1,187,023
                                                      --------------  --------------  --------------  --------------
                                                            961,762         383,870       1,834,428       1,187,335

Loss from Operations                                       (536,115)       (378,575)     (1,408,781)     (1,169,947)
Income from Equity Investment in Partnership              1,484,996       1,450,983       4,471,796       4,199,089
Other Income                                                 30,998           7,480         115,817           7,500
Interest Expense                                           (283,548)       (291,546)       (811,896)       (878,424)
                                                      --------------  --------------  --------------  --------------
Income before income tax expense, minority interest,
and discontinued operations                                 696,331         788,342       2,366,936       2,158,218
Income Tax Expense                                                -         (10,000)              -         (30,000)
Minority Interest                                             5,395               -          16,609               -
                                                      --------------  --------------  --------------  --------------
Income from Continuing Operations                     $     701,726   $     778,342   $   2,383,545   $   2,128,218
Discontinued Operations
   Loss from operations of discontinued
   components, after gain on disposal of  $262,550
   in September 2002, net of 0 income tax in 2002
   and 2001                                                 (85,213)       (108,140)       (467,522)       (212,183)
                                                      --------------  --------------  --------------  --------------
Net Income                                            $     616,513   $     670,202   $   1,916,023   $   1,916,035
                                                      ==============  ==============  ==============  ==============
            Net Income per Common Share:
            Basic
              Continuing Operations                   $        0.36   $        0.45   $        1.22   $        1.22
              Discontinued Operations                         (0.04)          (0.06)          (0.24)          (0.12)
                                                      --------------  --------------  --------------  --------------
                                                      $        0.32   $        0.39   $        0.98   $        1.10
                                                      ==============  ==============  ==============  ==============
            Diluted
              Continuing Operations                   $        0.36   $        0.45   $        1.22   $        1.22
              Discontinued Operations                         (0.04)          (0.06)          (0.24)          (0.12)
                                                      --------------  --------------  --------------  --------------
                                                      $        0.32   $        0.39   $        0.98   $        1.10
                                                      ==============  ==============  ==============  ==============

Weighted Average Number of Common Shares
Outstanding                                               1,955,599       1,747,159       1,955,599       1,747,159
                                                      ==============  ==============  ==============  ==============


The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                  (UNAUDITED)


                                                                    September 30,    September 30,
                                                                        2002             2001
                                                                   ---------------  ---------------
Cash Flows from Operating Activities
  Net Income                                                       $    1,916,023   $    1,916,035
  Adjustments to reconcile Net Income to Net Cash
    used by Operating Activities
      Depreciation and Amortization                                       458,129          532,365
      Change in Deferred Income Taxes                                           -          (18,069)
      Minority Interest                                                   (27,860)         140,566
      Undistributed Income from Equity Investment in Partnership       (4,367,493)      (4,199,089)
      Gain on Sale of Net Assets of Subsidiary                           (262,550)               -
      Interest Accretion on Long-Term Debt                                722,603          650,764
      Changes in Operating Assets and Liabilities
        Accounts Receivable                                               163,506          340,243
        Accrued interest Receivable                                      (113,193)               -
        Inventory                                                        (238,223)          67,095
        Other Current Assets                                               54,255         (297,993)
        Accounts Payable                                                  522,716         (296,307)
        Accrued Expenses                                                  638,780        1,111,507
                                                                   ---------------  ---------------
          Net Cash Used by Operating Activities                          (533,307)         (52,883)
                                                                   ---------------  ---------------

Cash Flows from Investing Activities
  Capital Expenditures                                                   (201,004)         (69,915)
  Other                                                                    (9,668)           8,571
                                                                   ---------------  ---------------
          Net Cash Used by Investing Activities                          (210,672)         (61,344)
                                                                   ---------------  ---------------

Cash Flows from Financing Activities
  Net Short-Term Borrowings                                               464,577        1,656,479
  Net Long-Term Borrowings                                                (11,870)         771,658
                                                                   ---------------  ---------------
          Net Cash Provided by Financing Activities                       452,707        2,428,137
                                                                   ---------------  ---------------
Foreign Currency Translation Adjustment                                         -         (167,811)
                                                                   ---------------  ---------------
Increase (Decrease) in Cash and Cash Equivalents                         (291,272)       2,146,099
Cash and Cash Equivalents - Beginning                                     310,093          928,636
                                                                   ---------------  ---------------
Cash and Cash Equivalents - Ending                                 $       18,821   $    3,074,735
                                                                   ===============  ===============


The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                  (UNAUDITED)


                                                           2002      2001
                                                         --------  --------
     Supplemental Disclosures of Cash Flow Information:
         Cash paid during the year for:
            Income Taxes                                 $      -  $211,960
            Interest                                      144,129   155,940

Supplemental disclosures of non-cash investing and financing activities:

     On September 30, 2002 the Corporation's subsidiary, Rustic Crafts, sold a majority of its net assets with a book value of $844,450 and obtained notes receivable totaling $1,107,000. The resultant gain of $262,550 is reflected in the financial statements as a reduction of loss from discontinued operations.

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

     In 2001 accrued compensation in the amount of $113,503 was converted to debt.




The accompanying notes are an integral part of these financial statements.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Basis  of  Presentation  and  Summary  of  Significant  Accounting
          Policies

          A. Bases of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
               (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 2001.

          B. Principals of Consolidation and Nature of Business - The consolidated financial statements include the accounts of Regency Affiliates, Inc. (the "Company"), its wholly owned subsidiaries, Rustic Crafts International, Inc. ("Rustic Crafts"), substantially all of the net operating assets of which were disposed of on September 30, 2002 and Neptune Trading Co., Inc. ("Neptune"), its 80% owned subsidiaries, National Resource Development Corporation ("NRDC"), Transcontinental Drilling Company ("Drilling") and RegTransco, Inc. ("RTI") , its 75% owned subsidiary, Iron Mountain Minerals, Inc. ("IMM") and its 50% owned subsidiary, Glas-Aire Industries Group, Ltd. ("Glas-Aire") from September 23, 1999 the date in which the company achieved an ownership interest greater than 50% through October 1, 2001 the date this interest was disposed of. All significant intercompany balances and transactions have been eliminated in consolidation.

          C. Earnings Per Share - Basic earnings per share are computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share computations assume the conversion of Series B, and Junior Series D preferred stock during the period that the preferred stock issues were outstanding. If the result of these assumed conversions is dilutive, the dividend requirements and periodic accretion for the preferred stock issues are reduced. On February 5, 2002 the Company's stockholders approved a one-for ten reverse stock split of the Company's common stock, par value $0.40 per share, and a decrease in the par value to $0.01 per share. The computation of basic and diluted EPS has been retroactively adjusted for the period ending September 30, 2001 to reflect this change in capital structure.

          D. Inventory - Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Inventory is comprised of the following at September 30, 2002 and December 31, 2001:

                                    September 30,  December 31,
                                        2002           2001
                                    -------------  -------------
        Raw materials and supplies  $           -  $     646,958
        Work-in-process                         -          8,793
        Finished products                       -        298,158
        Construction in Process           354,439              -
                                    -------------  -------------
                                    $     354,439  $     953,909
                                    =============  =============

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Bases of Presentation and Summary of Significant Accounting Policies (Continued)

          E. Aggregate Inventory - Inventory, which consists of 70+ million short tons of aggregate is stated at lower of cost or market. The Company is also subject to a royalty agreement which requires the payment of certain royalties to a previous owner of the aggregate inventory upon sale of the aggregate. In December 2001, the aggregate inventory was sold to Iron Mountain Minerals, Inc., a 75% owned subsidiary of the Company. The purchase price was $18,200,000 and is payable, with interest of 2.46% per annum in ninety six equal payments of principal and interest commencing December 31, 2003. The intercompany gain on this transaction has been eliminated in the consolidation process resulting in the aggregate inventory being carried at its historical cost. Otherwise, the Company has made only casual sales of the inventory during the periods.

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

          Security was organized to own and operate two buildings containing approximately 717,000 net rentable square feet consisting of a two-story office building and a connected six-story office tower. The building was purchased by Security in 1986 and is located on approximately 34.3 acres of land which is also owned by Security. The building has been occupied by the United States Social Security Administration's Office of Disability and International Operations for approximately 24 years under leases between the United States of America, acting by and through the General Services Administration. ("GSA"). Effective November 1, 1994 Security and the GSA entered into a nine-year lease (the "Lease") for 100% of the building. Security has received an opinion of the Assistant General Counsel to the GSA that lease payments are not subject to annual appropriation by the United States

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.   Investment  in  Partnership  (Continued)

          Congress and the obligations to make such payments are unconditional general obligations of the United States Government. The Company accounts for the investment in partnership on the equity method, whereby the carrying value of the investment is increased or decreased by the Company's allocable share of income or loss. The investment in partnership included in the Consolidated Balance Sheets at September 30, 2002 is $34,550,839. The income from the Company's equity investment in the Partnership for the nine months ended September 30, 2002 and 2001 was $4,321,796 and $4,057,138, respectively.

          Summarized operating data for Security for the three and nine months ended September 30, 2002 and September 30, 2001 is as follows:

                                   Three Months Ended       Nine Months Ended
                                 ----------------------  ------------------------
                                 September   September    September    September
                                    30,         30,          30,          30,
                                    2002        2001        2002         2001
                                 ----------  ----------  -----------  -----------
          Revenues               $3,362,843  $3,433,245  $10,127,135  $10,246,680
                                 ----------  ----------  -----------  -----------
          Operating Expenses        960,634     860,172    2,882,957    2,585,613
          Depreciation and          622,142     664,160    1,886,284    2,096,294
          Amortization
          Interest Expense, Net     269,545     431,367      808,635    1,294,101
                                 ----------  ----------  -----------  -----------
             Net Income          $1,510,522  $1,477,546  $ 4,549,259  $ 4,270,672
                                 ----------  ----------  -----------  -----------

          Effective November 30, 2000 the Company invested $10,000 for a 5% limited partnership interest in 1500 Wood Lawn Limited Partnership, the general partner of Security.

          The Company recognized income of $150,000 and $141,951 for the nine-month periods ended September 30, 2002 and 2001, respectively, from this investment.

Note 3.   Note  and  Accrued  Interest  Receivable  -  Other

          On October 15, 2001 the Statesman Group, Inc. (Statesman), a former shareholder, exercised in full its option, which had been granted in 1997 to acquire 6,100,000 (610,000 after one for ten reverse split) shares of the Company's common stock. The exercise was made pursuant to an agreement which provided for (1) a purchase price at $0.40 per share (par value) rather than the formula price in the option, which would have yielded 25% less to the Company, (2) the execution of a note from Statesman to the Company in the principal amount of $2,440,000 payable in five years with interest to accrue at the prevailing prime rate and (3) the obligation to be collateralized by the 610,000 common shares of the Company purchased upon exercise of the option as well as the 20% remaining interest in the Company's 80% owned subsidiary, NRDC. Accrued interest amounted to $113,193 at September 30, 2002.

          Statesman is controlled by The Statesman Irrevocable Trust dated April 15, 1991 a trust for the benefit of William R. Ponsoldt, Jr. (a former director of the Company) and two other children of William R. Ponsoldt, Sr., the Company's former President and Chief Executive Officer.

          On October 16, 2002 the Company redeemed the common shares acquired by Statesman as a result of the above described exercise. See Subsequent Events.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4.   Discontinued  Operations

          On October 1, 2001 the Company disposed of its greater than fifty percent ownership interest in Glas-Aire. On September 30, 2002 the Company's subsidiary, Rustic Crafts, sold all of its operating assets subject to the assumption of certain of its liabilities, recognizing a gain on disposal of $262,550.

          The results of these businesses have been reflected as discontinued operations in the accompanying financial statements. For the nine months ended September 30, 2002 and 2001 revenues attributable to such discontinued operations through the date of disposition amount to $1,299,985 and $9,935,758, respectively. For the nine months ended September 30, 2002 and 2001 net loss attributable to such discontinued operations through the date of disposition were ($730,772) and ($212,183), respectively.

          Rustic Crafts received the following consideration from the buyer of its operating assets:

          1.   A  note  for  $707,000;
          2. A note for $400,000 without interest payable on September 30, 2003 absent the occurrence of certain events requiring prepayment; and
          3. $200,000 (the proceeds of which were from a $250,000 loan from the Company to the buyer).

          Additionally, Rustic Crafts entered into a three year lease with the Buyer for its land and building which it retained, requiring payments of $6,500 per month for a thirty six (36) month term.


Note 5.   Note  Payable

          The Company's subsidiary, Rustic Crafts, has established a $1,000,000 line of credit with PNC Bank. The line of credit expired on May 18, 2002 and bears interest at the Bank's prime rate minus one-half percent (5.25% at September 30, 2002). The line of credit is guaranteed by the Company. At September 30, 2002 the amount outstanding under the line of credit was $900,000. In conjunction with the Rustic Crafts' asset sale, Rustic Crafts' indebtedness under the line of credit together with its mortgage loan from PNC (see Note 6 - Long Term Debt) and certain other PNC indebtedness was restructured to replace such indebtedness with five notes totaling $2,432,782, all of which are due in June 2004 and have a ten year amortization schedule. As part of PNC debt restructuring, Rustic Crafts' was required to pay down the outstanding loan balance with $200,000 of the purchase price in the Rustic Crafts asset sale, and is required to make a $540,000 payment in December 2002. The Company was also required to pledge up to five million tons of rock aggregate as additional collateral for the loans from PNC.

          The Company's subsidiary, Neptune Trading Co., Inc. obtained non-recourse financing in connection with its purchase of residential real property and vacant lots. At September 30, 2002 Neptune had demand notes at 7% interest outstanding totaling $361,536 collateralized by construction in process with a book value of $354,439.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6.   Long-Term  Debt

          KBC  Bank Loan - On June 24, 1998 the Company refinanced the long-term
          --------------
          debt previously outstanding with Southern Indiana Properties, Inc. ("SIPI") and entered into a Loan Agreement (the "Loan") with KBC Bank N.V. ("KBC"). Under the terms of the Loan Agreement, KBC advanced $9,383,320. The due date of the Loan is November 30, 2003 with interest at the rate of 7.5% compounded semi-annually on each June 1 and December 1, commencing December 1, 1998. The interest may be paid by the Company in cash on these semi-annual dates or the Company may elect to add the interest to the principal of the Loan then outstanding. The loan is secured by the Company's interest in the partnership. As of September 30, 2002 the amount outstanding under the Loan is $12,880,069, including $722,603 of interest for the nine months ended September 30, 2002. The Company purchased a residual value insurance policy which secures the repayment of the outstanding principal and interest when due with a maximum liability of $14 million. The costs related to the insurance along with legal fees and other costs associated with obtaining the Loan have been capitalized as debt issuance costs and are being amortized over the life of the Loan using the effective interest method.

          Mortgage  Loan  - On March 25, 1998 Rustic Crafts purchased a building
          --------------
          of 126,000 square feet located in Scranton, Pennsylvania. The purchase of this facility was funded in part by a first mortgage term loan in the amount of $960,000 from PNC, which is guaranteed by the Company. The first mortgage term loan was payable in consecutive monthly installments over 10 years with a 20 year amortization but was restructured in connection with the September 30, 2002 Rustic Crafts asset sale (see Note 5).


Note 7.   Income  Taxes

          As referred to in Note 1, the Company utilizes SFAS 109, "Accounting for Income Taxes."

          For federal income tax purposes, the Company has remaining net operating loss carryforwards of approximately $7,507,000. These losses can be carried forward to offset future taxable income and, if not utilized, will expire in varying amounts beginning in the year 2002.

          For the three months ended September 30, 2002 and 2001 the tax effect of net operating loss carryforwards reduced the current provision for regular Federal income taxes by approximately $210,000 and $230,000, respectively. For the nine months ended September 30, 2002 and 2001 the tax effect of net operating loss carryforwards reduced the current provision for regular Federal income taxes by approximately $650,000 in each of the years. The Company provided for $0 state income taxes in the three months ended September 30, 2002 and 2001, respectively. The Company provided $10,000 and $30,000 for state income taxes in the nine months ended September 30, 2002 and 2001, respectively.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8.   Related  Party  Transactions

          On November 2, 2001, L. J. Horbach, a director of the Company through December 5, 2001 and L. J. Horbach and Associates, of which Mr. Horbach is the sole owner, purchased from Mid City Bank a certain alleged promissory note of the Company for $71,109, as to which he and another shareholder (Dr. Gatz) had been guarantors. In December 2001 the Company filed suit in Florida against Mr. Horbach seeking to avoid its alleged liability and other relief. Thereafter, Mr. Horbach filed a counterclaim against the Company seeking to collect both the principal amount of the alleged note and accrued interest, which amounted to, collectively, $82,978.

Note 9.   Litigation

          In May 2002 a complaint in the form of a class action and a derivative action, was instituted against the Company, its officers and its directors. The complaint alleges the undertaking of various actions taken from 1993 to the present, which comprise a fraudulent scheme violative of the Board's fiduciary duties to the Company's shareholders. The Company intends to vigorously contest the allegations made in the complaint.

Note 10.  Subsequent  Events

          On October 16, 2002 the Company redeemed the 754,950 shares of common stock of the Company owned by Statesman for an aggregate redemption price of $1,020,000 ($1.35 per share - or the approximate market value of the common stock at the time of redemption) pursuant to the terms of a Redemption Agreement, dated October 16, 2002 between the Company and Statesman (the "Redemption Agreement"). In connection with the redemption, each of the Company's directors as of such time resigned effective October 28, 2002 at which time persons designated by the Lender (as defined below) were appointed to serve as the successor members of the Board of Directors. In addition, simultaneously with the redemption, all of the officers of the Company as of such time resigned. Laurence S. Levy, an affiliate of the Lender, was appointed President and Chief Executive Officer of the Company. Neil N. Hasson, also an affiliate of the Lender, was appointed Chief Financial Officer and Secretary of the Company. Both new executive officers entered into employment agreements with the Company. On November 18, 2002 Mr. Hasson resigned as Secretary of the Company and Carol Zelinski was appointed as his successor.

          The Company funded the redemption price and the related transactions with Statesman discussed below with the proceeds of loans from Royalty Holding LLC (the "Lender"), an unaffiliated third party, pursuant to a Note Purchase Agreement (the "Note Purchase Agreement"), dated October 16, 2002. Pursuant to the Note Purchase Agreement, the Lender purchased (i) a $3,500,000 5% Convertible Promissory Note of the Company due October 16, 2012 and (ii) a $1,250,000 9% Promissory Note of the Company due October 16, 2007. Under both notes, interest payments not paid currently accrue without penalty or default. All unpaid interest and principal under the 5% Convertible Note may be converted at any time at the option of the holder into shares of Company common stock at a conversion

                     REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10.  Subsequent  Events  (Continued)

          rate of $2.00 per share. On November 7, 2002 the Lender converted an aggregate of $1,500,000 in principal and accrued interest under the 5% Convertible Note into 750,000 shares of Company Common Stock. The notes are prepayable at any time without premium or penalty and the 9% Promissory Note must be prepaid upon the receipt by the Company of sufficient proceeds from its investment in Security after discharge of certain pre-existing indebtedness of the Company. In addition to customary default provisions under the notes, the notes would be in default if within thirty days following the expiration or earlier termination of the current lease relating to the property held by Security, the current tenant under such lease has not renewed such lease or entered into a new lease for the property. A default under one note would also trigger a default under the other note.

          In connection with the Redemption Agreement, the Company acquired from Statesman a three year option to purchase the 20% stock interest in NRDC held by Statesman. To exercise the option, the Company must deliver to Statesman for cancellation the $2.44 million note issued to the Company by Statesman in October 2001. As consideration for the option, the Company (i) paid Statesman $250,000, (ii) amended the $2.44 million note and related pledge agreement to limit the Company's recourse under the note and (iii) transferred to Statesman certain office furniture and equipment owned by the Company.

          In connection with the Redemption Agreement, the Company also entered into a Payment Agreement with William R. Ponsoldt, Sr., the former President and Chief Executive Officer of the Company, whereby payment of $1,508,000 of accrued compensation owed to Mr. Ponsoldt by the Company became subject to the satisfaction of certain conditions precedent.

          In connection with the Redemption Agreement, the Company also entered into an agreement with Statesman providing for (i) an amendment to the Certificate of Designations of the Series C Preferred Stock for the Company and (ii) certain limitations on the ability of Statesman to issue or transfer shares or other beneficial interests in Statesman or to sell, transfer, purchase or acquire any capital stock of the Company, in each case without first receiving written confirmation from the Company that such issuance or transfer would not adversely affect the Company's ability to utilize its net operating loss carryforwards. The Company paid Statesman an aggregate amount of $2,730,000 in consideration of the foregoing agreements. The
          Certificate of Designations of the Series C Preferred Stock was amended to make certain ministerial changes as well as to provide that
          (i) no dividends will accrue or be payable on the Series C Preferred Stock as a result of the December 2001 sale of assets of NRDC to Iron Mountain Minerals, Inc. or as a result of the receipt by NRDC of any proceeds of the note issued to NRDC in connection with such transaction and (ii) the Company may satisfy the redemption price for the shares of Series C Preferred Stock by delivery of the NRDC common stock.

          More information regarding the transactions described above can be found in the Company's Current Report on Form 8-K filed on October 18, 2002.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General.

     The Company's Shareholders' Equity at September 30, 2002 was $21,794,197 as compared to $17,824,276 at September 2001, an increase of $3,969,921 for the twelve months ended September 30, 2002.

Liquidity and Capital Resources.

     The investment in Security provides the Company with management fees of approximately $100,000 per annum until 2003. In the period ending September 30, 2002 the Company's income from its equity investment in the Partnership (as well as its interest in Security's General Partner, 1500 Woodlawn L.P.) was $4,471,796. These funds, however, are presently committed for the amortization of the outstanding principal balance on Security's real estate mortgage and, while the Company's equity investment in the Partnerships has increased to $34,550,839, neither provides liquidity to the Company in excess of the $100,000 annual management fee.

     The outstanding principal on Security's real estate mortgage balance is expected to be amortized in November of 2003. Under the current structure, subject to certain conditions, including that the building remains occupied, the maturity date of the KBC loan will be extend to 2006; provided that all income to the Company from the partnership is used to amortize the loan. Currently the Company is exploring options, which include refinancing the building, monetizing the asset, or restructuring the debt to provide a more appropriate level of cash flow. There are no assurances that any of these options will be implemented.

     On March 15, 1998 Rustic Crafts purchased a building of 126,000 square feet located near the current facility in Scranton, Pennsylvania. The purchase of this facility was funded by new borrowings from PNC Bank in the form of a first mortgage term loan in the amount of $960,000. Rustic Crafts also obtained financing of approximately $923,000 from PNC Bank to equip the facility and purchase new equipment. On the date of acquisition of the new facility, a tenant was renting 23,000 square feet of this facility at a base rent of approximately $17,400 per year plus an allocable share of the real estate taxes. The Company intends to maintain this tenant relationship on an ongoing basis. Previously, Rustic Crafts had a tenant for 28,000 square feet, which is now vacant. Rustic Crafts is currently attempting to find a tenant for the 28,000 square feet.

     As of September 30, 2002 the Company's wholly-owned subsidiary, Rustic Crafts, sold its operating assets to RCI Wood Products, Inc. ("RCI"), a newly-formed Pennsylvania corporation that is controlled by the former President of Rustic Crafts, Kevin Sheard. In addition to assuming the operating liabilities of Rustic Crafts, as consideration for the sale, RCI paid Rustic Crafts $240,000 in cash (which was advanced by the Company under a short term note due December 2002) and delivered two notes in the aggregate amount of $1,107,000. The retained assets of Rustic Crafts consist of the real estate and notes from RCI, with an estimated value of $2,850,000 and related liabilities in the amount of approximately
     $2,400,000. In connection with the Rustic Crafts asset sale, the PNC indebtedness was restructured (see Note 5 to Consolidated Financial Statements).

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                   NOTES  TO  CONSOLIDATED  FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)


     The Company historically has relied primarily on debt financing to sustain liquidity for ongoing operations. The Company's ability to continue in existence is largely dependent upon its ability to continue to source financing. The Company is currently evaluating the availability of additional financing to the Company from a number of sources. There can be no assurance, however, that any such financing will become available.

Results of Operations

     2002 Compared to 2001

     For the nine months ended September 30, 2002:

     Net sales increased $408,259 over the similar period in 2001, which is attributable to Neptune, the company's newly formed residential development corporation. Selling and administrative expenses increased $221,950 in 2002 as compared to 2001, which increase is largely attributable to increased legal fees and contractual compensation agreements.

     Income from equity in partnerships increased $272,707. Interest expense was lower by $485,466 but partially offset by a rise in operating expenses for the period. Corporate interest expense decreased by $66,528. While interest on the KBC loan was higher than last year, the company was not required to pay interest on short term borrowing as it did in the previous year.

     Net income of $1,916,023 is substantially the same as net income for the previous nine month period. Net income from continuing operations, which increased $255,327 was decreased by losses from discontinued operations of $255,339.

     For the three months ended September 30, 2002:

     Net sales increased $420,352 in 2002 over the similar period in 2001, again as a result of the inclusion of Neptune.

     Selling and administrative expenses increased $152,622 due to increased legal fees and contractual compensation agreements.

     Income from equity in partnerships increased $34,013. This increase is due to a decrease in interest expense offset by increases in operating expenses for the quarter.

     Corporate interest expense decreased by $7,998. While interest expense on the KBC loan was higher than last year, the company was not required to pay interest on short term borrowing as it did in the previous year.

     Net income decreased $53,689. Net income from continuing operations decreased $76,616 while losses from discontinued operations decreased $22,927.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES
                   NOTES  TO  CONSOLIDATED  FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

Forward-Looking  Statements

     Certain statements contained in this Quarterly Report on Form 10-Q, including, but not limited to those regarding the Company's financial position, business strategy, acquisition strategy and other plans and objectives for future operations and any other statements that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements expressed or implied by such forward-looking statements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effect on its business or operations. These forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. As a result, actual results of the Company may differ materially from those results contemplated by such forward-looking statements, which include, but are not limited to:

          (i) The Company's current operations do not generate sufficient cash flow to cover corporate operating expenses and thus the Company must rely on external sources of capital to fund these expenses. The Company's ability to continue in existence is partly dependent upon its ability to generate satisfactory levels of operating cash flow.

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

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES


ITEM 3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company does not expect its operating results, cash flows, or credit available to be affected to any significant degree by a sudden change in market interest rates. Furthermore, the Company does not engage in any transactions involving financial instruments or in hedging transactions with respect to its operations.



ITEM 4.  CONTROLS AND PROCEDURES

     (a) Within the 90-day period prior to the date of this report, the Company's management, including its Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are functioning effectively to provide reasonable assurance that the Company can meet its obligations to disclose in a timely manner material information required to be included in the Company's reports under the Exchange Act.

     (b) There have been no significant changes in the Company's internal controls or in other factors which could significantly affect those internal controls subsequent to the date the Company's management carried out its evaluation.

PART II - OTHER INFORMATION


   ITEM 1. LEGAL PROCEEDINGS.


     On May 2, 2002 a lawsuit was filed in the Federal District Court for the District of Nebraska by two dissident Company shareholders, Edward E Gatz and Donald D. Graham, against the Company, its Board of Directors and Statesman Group, Inc. The five-count Complaint purports to be brought on behalf of the named plaintiffs, individually, as members of a class of the Company's shareholders, and derivatively, and it purports to allege RICO violations against Mr. Ponsoldt, Sr. and Statesman Group, Inc., and direct and derivative breaches of fiduciary duties by members of the Company's Board of Directors. The Complaint asserts that plaintiffs claims arise from a variety of actions taken from 1993 to the present, including the Company's 1996 employment agreement with Mr. Ponsoldt, Sr., the options granted to Statesman pursuant to a 1997 agreement, as amended in 1998, Statesman's exercise of its options, the exchange of the Company's interest in Glas-Aire Industries Group, Ltd. for Regency Affiliates, Inc. stock and cash, and the Company's reverse stock split which was approved at the Company's last shareholder meeting. In addition to damages, the Complaint seeks to void the shares owned and controlled by Mr. Ponsoldt, Sr. and Statesman Group, Inc.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

     On or about July 24, 2002 the plaintiffs moved for a preliminary injunction which seeks, among other things, to enjoin any funding to Mr. Ponsoldt Sr., under his employment agreement, any acquisition by or transfer of Company stock to Mr. Ponsoldt, Sr. or Statesman Group, Inc., prohibiting the redemption of Series C preferred stock, barring the monetization of the Security Land partnership interest without notice to the Court or plaintiffs, and, in the event of such monetization, prohibiting the distribution of any proceeds of such monetization.

     During the third quarter ended September 30, 2002 there were no material developments in previously reported legal proceedings other than as follows:

     On August 30, 2002 the Defendants moved to dismiss the Complaint filed on May 2, 2002 by two dissident shareholders against the Company and its Board of Directors, Gatz et al. v. Ponsoldt, Sr., et al., Case No. 4:02 CV 3113 (D. Neb.) ("Shareholder Litigation") on the grounds that the Court does not possess personal jurisdiction over the individual defendants and for failure to state a claim for which relief could be granted. On the same date, Defendants also filed their Opposition to plaintiffs' preliminary injunction motion.

     On August 27, 2002 Defendants moved for a protective order to prevent plaintiffs from interfering with Regency's existing and prospective commercial relations and from distributing confidential Regency documents. The Magistrate Judge granted Defendants motion and, with the Company's agreement, on September 12, 2002, the Magistrate Judge entered an Order requiring Defendants to give plaintiffs 10 days pre-closing notice of any transaction that concerned a monetization of Regency's interest in the Security Land partnership.

     Since September 30, 2002 and the filing of this report, the following material developments have occurred:

     Following the Company's announcement of its recapitalization, Plaintiffs filed an additional motions for sanctions against the Defendants arguing that under the Magistrate Judge's September 12, 2002 Order, Defendants were required to give notice of the recapitalization but did not, and Plaintiffs filed an additional motion for preliminary injunction with the District Court Judge. After hearing, the Magistrate Judge denied Plaintiffs' motion for sanctions. After hearing on October 24, 2002 the District Court Judge denied both of Plaintiffs' preliminary injunction motions and, pursuant to the parties' agreement, entered an order requiring the same 10-day pre-closing notice that was ordered by the Magistrate Judge on September 12, 2002.

     On November 8, 2002 Donald D. Graham, one of the plaintiffs in the Shareholder Litigation, served a demand letter upon the Company's CEO. In that letter, Mr. Graham alleges various wrongs by the Company's former Board of Directors, including but not limited to the Board's approving the recapitalization, and Mr. Graham makes various demands of the Board. On November 12, 2002 the Company responded, informing Mr. Graham it intends to form an independent committee of the Board to investigate his allegations and demands and determine whether the actions he proposed are in the Company's best interests. On November 15, 2002 Plaintiffs filed a motion seeking leave to file an

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES amended complaint and add additional parties. Defendants' response to this motion is due to be filed on November 29, 2002.


     Other  Litigation:

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

     On September 13, 2001 Glas-Aire Industries LTD., Multicorp Holdings Inc., Glas-Aire Industries Group Ltd, Craig Grossman, Todd Garrett, Speed.Com, Inc., Regency Affiliates, Inc., William Ponsoldt, Sr., and Marc Baldinger were listed as defendants in a proceeding in the Supreme Court of British Columbia with Alex Y. W. Ding as plaintiff. The case number is S015104. Mr. Ding, the former president of Glas-Aire, has asserted that the October 2001 Regency-Glas-Aire transaction is in breach of bank agreements, securities law and fiduciary duties owed to Glas-Aire and its stockholders. While the company has been served, plaintiff has not proceeded on this action and has not filed a statement of claim on a timely basis. Should plaintiff continue with the action, the defendants, including Regency Affiliates, Inc., would vigorously defend this litigation.



ITEM 2.  CHANGES IN SECURITIES.

     None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.


ITEM 5.   OTHER INFORMATION.

     None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          Exhibit Number      Description  of  Exhibit
          --------------      ------------------------

          3.1(i)(a)           Restated Certificate of Incorporation of the
                              Company

          3.1(i)(b)           Corrected Certificate of Amendment reflecting
                              amendment to Restated Certificate of Incorporation of the Company

          3.1(i)(c)           Certificate of Designation - Series B Preferred
                              Stock, $10 Stated Value, $.10 par value (filed as
                              Exhibit to Form 10-K dated June 7, 1993 and incorporated herein by reference).

          3.1(i)(d)           Amended and Restated Certificate of Designation,
                              Series C Preferred Stock, $100 Stated Value, $.10 par value (filed as Exhibit 99.4 to the Company's
                              Current Report on Form 8-K filed on October 18,
                              2002, and incorporated herein by reference).

          3.1(i)(e)           Certificate of Designation - Series D Junior
                              Preferred Stock, $10 Stated Value, $.10 par value
                              (filed as Exhibit to Form 10-K dated June 7, 1993 and incorporated herein by reference).

          3.1(i)(f)           Certificate of Designation - Series E Preferred
                              Stock, $100 Stated Value, $.10 par value (filed as
                              Exhibit 4.1 to Registrant's Annual Report on Form
                              10-K for the year ended December 31, 1995 at page
                              E-1, and incorporated herein by reference).

                    REGENCY AFFILIATES, INC. AND SUBSIDIARIES

          3.1(ii)(a)          By-laws of the Company (filed as Exhibit 3.4 to
                              the Company's Registration Statement on Form S-1,
                              Registration Number 2-86906, and incorporated herein by reference)

          3.1(ii)(b)          Amendment No. 1 to By-Laws of the Company

          99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)  Reports on Form 8-K

         None.




SIGNATURES


     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      REGENCY AFFILIATES, INC.
                                      ------------------------
                                      (Registrant)



Date:  November 19, 2002              /s/ Neil N. Hasson
------------------------              ------------------
                                      (Chief Financial Officer)

                                  CERTIFICATION
                                  -------------

I,  Neil  N.  Hasson,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of Regency, Affiliates, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  19,  2002


                                            /s/ Neil N. Hasson
                                            -------------------------------
                                                Neil N. Hasson
                                                Chief Financial Officer

                                  CERTIFICATION
                                  -------------

I,  Laurence.  S.  Levy,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of Regency, Affiliates, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 19, 2002

                                            /s/ Laurence S. Levy
                                            -------------------------------
                                                Laurence S. Levy
                                                Chief Executive Officer