Form 10KSB
period 2002-12-31
REGENCY AFFILIATES INC
filed 2003-04-15
CIK 99249

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                          ----------------------------

                                   FORM 10-KSB

                                  ANNUAL REPORT

                     Pursuant to Section 13 OR 15(d) of the
                         Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2002

                            REGENCY AFFILIATES, INC.
                            ------------------------
                 (Name of Small Business Issuer in Its Charter)

          Delaware                       1-7949                   72-0888772
----------------------------     ---------------------       -------------------
(State or other jurisdiction     (Commission File No.)          (IRS Employer
     of incorporation)                                       Identification No.)

                           610 Jensen Beach Boulevard
                           Jensen Beach, Florida 34957
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (772) 334-8181
--------------------------------------------------------------------------------
                 Issuer's Telephone Number, Including Area Code

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                       Common Stock, par value $0.01 share

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

Mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $6,102.00

The number of shares outstanding of the registrant's $.01 Par Value Common Stock issued as of April 8, 2003, was 1,996,271 and the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $5,605,970.

Transitional Small Business Disclosure: Yes |_| No |X|

Documents incorporated by reference: None

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I.........................................................................1

   ITEM 1.      DESCRIPTION OF BUSINESS........................................1
   ITEM 2.      DESCRIPTION OF PROPERTY........................................6
   ITEM 3.      LEGAL PROCEEDINGS..............................................6
   ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............8

PART II........................................................................8

   ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS......8
   ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......9
   ITEM 7.      FINANCIAL STATEMENTS..........................................12
   ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING  AND FINANCIAL DISCLOSURE..........................12

PART III......................................................................13

   ITEM 9.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............13
   ITEM 10.     EXECUTIVE COMPENSATION........................................14
   ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT AND RELATED STOCKHOLDER MATTERS....................18
   ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................19
   ITEM 13.     EXHIBITS, LIST AND REPORTS ON FORM  8-K.......................22
   ITEM 14.     CONTROLS AND PROCEDURES.......................................26

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

      Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events and our plans and expectations. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below under "Factors That May Affect Future Results," and "Item 6. Forward Looking Statements", as well as those discussed elsewhere in this Form 10-KSB.

GENERAL DEVELOPMENT OF BUSINESS

      Regency Affiliates, Inc. (together with its subsidiaries, "Regency" or the "Company" or "we"), formerly TransContinental Energy Corporation, was organized as a Delaware corporation in 1980 to be the successor to TransContinental Oil Corporation, which existed since 1947.

      In July 1993 we acquired an 80% interest in National Resource Development Corporation ("NRDC"). At the time, NRDC's principal asset consisted of previously quarried and stockpiled rock inventory located at a mine site in Michigan. The remaining 20% interest in NRDC is owned by Statesman Group, Inc., a former shareholder of Regency. In December 2001, the rock inventory was sold to Iron Mountain Resources, Inc., our 75% owned subsidiary, in exchange for an $18,200,000 note.

      On November 18, 1994, we acquired a limited partnership interest in Security Land and Development Company Limited Partnership ("Security Land" or the "Partnership") for an equity investment of $350,000. Security Land owns an office building complex in Woodlawn, Maryland, which is leased to the United States Social Security Administration.

      On March 17, 1997, Regency, through Rustic Crafts International, Inc. ("Rustic Crafts"), a wholly-owned subsidiary, acquired the assets and assumed certain liabilities of Rustic Crafts, Co., Inc., a manufacturer of wood and cast marble decorative electric fireplaces and related accessories.

      On September 30, 2002 our subsidiary, Rustic Crafts sold all of its operating assets subject to the assumption of certain of its liabilities. Rustic Crafts received the following consideration from the buyer of its operating assets: a note for $707,000; a note for $400,000 with interest payable on September 30, 2003 absent the occurrence of certain events requiring prepayment; and $200,000 (the proceeds of which were from a $250,000 loan from Regency to the buyer which was satisfied in January 2003). Additionally, Rustic Crafts entered into a three year lease with the buyer for Rustic Crafts' land and building which Rustic Crafts retained, requiring payments of $6,500 per month for a thirty six (36) month term.

      Prior to the sale, Rustic Crafts had established a $1,000,000 line of credit with PNC Bank which was guaranteed by Regency and expired on May 18, 2002. In conjunction with the Rustic Crafts asset sale, Rustic Crafts' indebtedness under the line of credit together with its mortgage loan from PNC Bank (see "ITEM 2. DESCRIPTION OF PROPERTY" below) and certain other indebtedness to PNC Bank was restructured to replace such indebtedness with five notes totaling $2,432,782, all of which are due in June 2004 and have a ten year amortization schedule. The notes bear interest at the rate (blended) of 10.8% per annum. As part of the PNC Bank debt restructuring, Rustic Crafts was required to pay down the outstanding loan balance with $200,000 of the purchase price in the Rustic Crafts asset sale, and was required to make a $540,000 payment in December 2002. A $40,000 payment was made to PNC Bank in December 2002, but Rustic Crafts and Regency failed to make the balance of the December 2002 payment. Accordingly, the PNC Bank debt was subsequently modified to provide for the payment of the remaining $500,000 payment on or before June 30, 2003. $125,000 of such amount has been paid to date. The balance of the non-mortgage indebtedness to PNC Bank is due (with accrued interest) on or before September 30, 2003.

      Between April 1999 and September 1999, Regency acquired approximately 50% of the outstanding common stock of Glas-Aire Industries Group, Ltd. In October 2001 we disposed of our interest in Glas-Aire. See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

      On October 16, 2002, Regency redeemed all the shares of our Common Stock owned by Statesman pursuant to the terms of a Redemption Agreement, dated October 16, 2002, between Regency and Statesman. We funded the redemption from the proceeds of an aggregate of $4,750,000 borrowed from Royalty Holdings, LLC (the "Lender"), an affiliate of current management, in exchange for two notes - a $3,500,000 5% Convertible Promissory Note due October 16, 2012 and a $1,250,000 9% Promissory Note due October 16, 2007. Both notes allow interest to accrue without current payment. The principal and interest under the Convertible Promissory Note may be converted into Common Stock at a conversion rate of $2.00 per shares. On November 7, 2002, the Lender converted $1,495,902 of the principal amount of the Convertible Promissory Note plus accrued interest into 750,000 shares of Common Stock. The 9% Promissory Note must be prepaid upon our receipt of sufficient proceeds from our investment in Security Land after discharging certain other indebtedness.

      In connection with the redemption, effective October 28, 2002, each of our former directors resigned and the four current directors were appointed to serve as the successor members of the Board of Directors. In addition, simultaneously with the redemption, all of the officers of Regency resigned and were replaced by designees of the Lender.

      In connection with the redemption, we acquired from Statesman a three year option to purchase the 20% stock interest in NRDC held by Statesman. To exercise the option, we must deliver to Statesman for cancellation the $2.44 million note issued to Regency by Statesman in October 2001. See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." As consideration for the option, we (i) paid Statesman $250,000, (ii) amended the note and related pledge agreement to limit our recourse under the note and (iii) transferred to Statesman certain office furniture and equipment that we owned.

      In connection with the redemption, we entered into a Contingent Payment Agreement with William R. Ponsoldt, Sr., our former President and Chief Executive Officer, whereby payment of $1,508,000 of accrued compensation owed to Mr. Ponsoldt by Regency became subject to the satisfaction of certain conditions precedent. We also entered into an agreement with Statesman providing for (i) an amendment to the Certificate of Designations of the Series C Preferred Stock for Regency and (ii) certain limitations on the ability of Statesman to issue or transfer shares or other beneficial interests in Statesman or to sell, transfer, purchase or acquire any capital stock of Regency, in each case without first receiving our written confirmation that such issuance or transfer would not adversely affect our ability to utilize our tax loss carryforwards. We paid Statesman an aggregate amount of $2,730,000 in consideration of the foregoing agreements.

      The loans, redemption, and other October 2002 transactions described above are collectively referred to herein as the "Restructuring Transactions."

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS AND FOREIGN AND DOMESTIC
OPERATIONS.

      Reference is made to information contained in our financial statements at page F-1 which information is incorporated by reference herein.

NARRATIVE DESCRIPTION OF BUSINESS.

Real Estate

      On November 18, 1994, we acquired a limited partnership interest in Security Land for an equity investment of $350,000. We have no obligation to make any further capital contribution to Security Land. Security Land owns the 34.3-acre Security West complex at 1500 Woodlawn Drive, Woodlawn, MD consisting of a two-story office building and a connected six-story office tower occupied by the United States Social Security Administration Office of Disability and International Operations under a nine-year lease expiring October 31, 2003. Security Land is responsible for all operating expenses of the building. Security Land is also responsible for upgrading some of the building's common areas. The buildings have a net rentable area of approximately 717,000 square feet. The construction of the Security West Buildings was completed in 1972 and the Social Security Administration has occupied the building since 1972 under prior leases between the U.S. Government and Security Land.

      During 1994, Security Land completed the placement of a $56,450,000 non-recourse project note, due November 15, 2003. The placement of the project note was undertaken by the issuance of 7.90% certificates of participation and was underwritten by Dillon Read & Co., Inc. The net proceeds received from the sale of the certificates were used to refinance existing debt of Security Land related to the project, to finance certain alterations to the project by Security Land, to fund certain reserves and to pay costs of the project note issue. The project note is a non-recourse obligation of Security Land, is payable solely from the lease payments from the U.S. Government and is self-amortizing. The rental payments under the lease are not subject to annual appropriation by the United States Congress and accordingly, the obligations to make such payments are unconditional general obligations of the Government backed by the full faith and credit of the United States. The payments under the lease consist of base rent, maintenance rent, additional base rent, additional maintenance rent and the government tax reimbursement base rent, maintenance rent and additional base rent are fixed amounts and are not subject to adjustment. The amount. The base rent and the additional base rent together constitute the finance rent, which will be utilized to pay operating expenses, principal and interest on the project note, certain real estate taxes and costs of insurance and other reserves.

      The terms of the Partnership Agreement (as amended) and the project note (which will be fully amortized over the term of the lease) provide for Regency to be allocated 95% of the profits and losses of Security Land until October 31, 2003, and 50% thereafter. Until January 2003, we were entitled to receive an estimated $100,000 per annum in asset management fees. In the years ended December 31, 2002 and 2001, the income from our equity investment in Security Land was $6,354,678 and $5,607,465, respectively. These funds are presently committed for the amortization of the outstanding principal balance on Security Land's real estate mortgage and, while our investment has increased to $36,433,721 the Partnership does not currently provide us with any cash flow. The partnership agreement provides for the distribution of "Sale or Refinancing Proceeds" in accordance with a partner's positive tax capital account balances. As of December 31, 2002, we were the only partner in Security land that had a positive tax capital account balance.

      On November 30, 2000, we invested $10,000 for a 5% Limited Partnership Interest in 1500 Woodlawn Limited Partnership, the General Partner of Security Land. In 2002 and 2001, we earned $200,000 and $189,268, respectively, from this investment.

      In March 2003, the General Services Administration agreed to extend the term of its lease at the building owned by Security Land through October 31, 2018. The significant terms of the lease extension include fixed annual gross rent of approximately $12,754,000 (or approximately $17.79 per sq. ft.).

      In April 2003, the Company entered into an amendment to the partnership agreement for Security Land. Under the amendment, the net proceeds of a loan to Security Land will be distributed to the Company and the non-Regency partners on a 50/50 basis, provided that such allocation would result in a minimum distribution to the Company of $39,000,000 (a "qualified financing"). The amendment also provides that, following a qualified financing, the Company will be entitled to (i) 95% of Security Land's distributions of cash flow until it has received $2,000,000 of cash flow distributions, (ii) a $180,000 annual management fee commencing upon receipt of the $2,000,000 cash flow priority and
(iii) a 50% interest in all other distributions from Security. The foregoing percentages are inclusive of the Company's interest as a limited partner in 1500 Woodlawn. The amendment is being held in escrow pending consummation of a qualified financing, and will not become effective if a qualified financing is not consummated on or prior to August 5, 2003.

      While there can be no assurance that a qualified financing will be consummated, the general partner of Security Land has informed Regency that it is negotiating the terms of a new loan for the Partnership that would constitute a qualified financing, and that it intends to consummate the qualified financing as soon as possible.

      Regency is a defendant in an action entitled Gatz et al. v. Ponsoldt, Sr., et al. pending in the Federal District Court for the District of Nebraska. In connection with a motion by the plaintiffs in the action seeking to enjoin the "monetization" of the Security Land asset, an Order was entered upon Regency's agreement to give plaintiffs ten-days' notice of any such monetization. In light of the foregoing, on April 8, 2003, Regency delivered notice of the prospective qualified financing. Regency intends to oppose any effort by plaintiffs to interfere with the prospective qualified financing.

Rock Aggregate

      Until December 2001, our wholly-owned subsidiary, NRDC had as its principal asset approximately 70 million short tons of previously quarried and stockpiled rock ("Aggregate") located at the site of the Groveland Mine in Dickinson County, Michigan. Aggregate is primarily sold for railroad ballast, road construction, construction along shorelines and decorative uses. The market for Aggregate stone is highly competitive and, as shipping costs are high, the majority of sales are likely to be made in the Great Lakes area. Other companies that produce rock and aggregate products are located in the same region as the Groveland Mine. There are competitors that have greater financial and personnel resources. As a consequence, there can be no assurance NRDC as a standalone entity will be able to consummate sales of material amounts of its Aggregate.

      In December 2001, the Aggregate was sold to Iron Mountain Resources, Inc., a 75% owned subsidiary of Regency. The purchase price was $18,200,000 and is payable, with interest of 2.46%, in ninety-six equal payments of principal and interest commencing December 2003. The intercompany gain on this transaction has been eliminated in the consolidation process resulting in the Aggregate being carried at its historical cost. Our Aggregate is commingled with other aggregate not owned by NRDC and is rock that was separated from iron ore during previous mining operations. The ownership of the Aggregate is subject to a Royalty Agreement between North American Demolition Company (International Aggregate Corporation's predecessor in title) and M.A. Hanna Company dated December 22, 1989, as amended, which requires the payment of certain royalties to M.A. Hanna Company upon sales of Aggregate.

Rustic Crafts International, Inc.

      Rustic Crafts International, Inc., a wholly owned subsidiary of Regency, was until September 30, 2002 a manufacturer of decorative wood and cast marble fireplaces, mantels, shelves, fireplace accessories and other home furnishings.

      On September 30, 2002, Rustic Crafts sold all of its operating assets subject to the assumption of certain of its liabilities. See "GENERAL DEVELOPMENT OF BUSINESS" above, for more information.

Other Subsidiaries

      RegTransco, Inc.

      RegTransco, Inc. ("RTI") has two classes of outstanding common stock, Class A and Class B. There are 20,000 shares of Class A common stock outstanding, all of which are owned by Transcontinental Drilling (an 80% owned subsidiary of Regency). Five thousand (5,000) shares of Class B common stock were issued to the investors who financed our Chapter XI filing in 1986 and 1987 and represented 20% of the voting power of RTI's outstanding common stock. As part of the 1992 restructuring of Regency, the holders of the Class B common stock returned their 20% interest as a group to RTI. This entity has no current operations.

      Transcontinental Drilling Company

      At the time we acquired our interest in NRDC, 20% of the issued and outstanding stock of Transcontinental Drilling was issued to Statesman. We own the remaining 80%. This entity has no current operations.

      Speed.com, Inc.

      Speed.com is a wholly owned subsidiary of Regency. Previously this entity was involved in the purchase of Glas Aire. This entity has no current operations.

BUSINESS OBJECTIVES AND STRATEGIES; FUTURE INTENTIONS

      In general we seek to enhance the value of your shares by seeking opportunities to monetize our existing assets and by seeking new business and investment opportunities on an opportunistic basis. There can be no assurance that any such opportunities or transactions will present themselves to us, or, if they do, that they will be on terms acceptable to us.

COMPETITION

      Other than as discussed in "ITEM 1. DESCRIPTION OF BUSINESS - NARRATIVE DESCRIPTION OF BUSINESS - Rock Aggregate", our business is not materially subject to competitive forces.

ENVIRONMENTAL REGULATIONS

      Federal, state and local provisions that regulate the discharge of materials into the environment do not currently materially affect our capital expenditures, earnings or competitive position.

EMPLOYEES

      As of December 31, 2002, Regency and its subsidiaries employed 2 people.

WHERE YOU CAN FIND MORE INFORMATION

      We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. Our Securities and Exchange Commission filings are available to the public over the Internet at the SEC's web site at http://www.sec.gov. You may also read and copy any material we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 for further information on the public reference rooms.

ITEM 2. DESCRIPTION OF PROPERTY

      Security Land owns the Security West Building at 1500 Woodlawn Drive, Woodlawn, MD. Our interest in Security Land is encumbered by a loan from KBC Bank with an outstanding principal balance of $13,086,683 as of December 31, 2002. The due date of the loan is November 15, 2003 with interest at the rate of 7.5% compounded semi-annually on each June 1 and December 1, commencing December 1, 1998. The interest may be paid by Regency in cash on these semi-annual dates or we may elect to add the interest to the principal of the loan then outstanding. We purchased a residual value insurance policy which secures the repayment of the outstanding principal and interest when due with a maximum liability of $14 million. See "ITEM 1. BUSINESS - NARRATIVE DESCRIPTION OF BUSINESS - Real Estate", which is incorporated by reference herein, for information on indebtedness of Security Land that encumbers the underlying property.

      In March 1998, Rustic Crafts purchased a 117,000 square foot building located at 40 Poplar Street in Scranton, Pennsylvania. The building was renovated and occupied in early 1999. Approximately 75,000 and 14,000 square feet in this building are leased to the purchaser of Rustic Crafts' operations and another tenant, respectively. The purchase of this property was funded in part by a $960,000 first mortgage loan from PNC Bank, which is guaranteed by Regency. The loan was restructured in September 2002 in connection with the sale of the Rustic Crafts assets. See ITEM 1. BUSINESS - GENERAL DEVELOPMENT OF BUSINESS" above.

ITEM 3. LEGAL PROCEEDINGS

      On December 14, 2001, we initiated a proceeding in The Circuit Court of the Nineteenth Judicial Circuit in and for Martin County, Florida, case number 01-1087-CA against Larry J. Horbach, individually and L.J. Horbach & Associates. Larry Horbach was a former interim CFO and Board member. We claim that Larry Horbach, without appropriate authority, borrowed $100,050 from Mid City Bank in the name of Regency. We further claim that Horbach converted all or part of the proceeds from the loan for his benefit and breached his fiduciary duties as an officer and director.

      On February 7, 2002, a complaint naming Regency as defendant was filed in the District Court of Douglas County, Nebraska, case number 1012. The Plaintiffs are Larry J. Horbach, individually and L.J. Horbach & Associates and they are demanding payment on a loan they purchased from Mid City Bank. The plaintiffs are requesting payment of $82,512.57 plus accrued interest, costs and attorney fees. We are vigorously defending this litigation.

      On May 2, 2002, a lawsuit, Gatz et al. v. Ponsoldt, Sr., et al., Case No. 4:02 CV 3113 (D. Neb.) (the "Shareholder Litigation"), was filed in the Federal District Court for the District of Nebraska by two dissident Regency shareholders, Edward E. Gatz and Donald D. Graham, against Regency, its former Board of Directors and Statesman (the "Original Defendants").The five-count complaint purported to be brought on behalf of the named plaintiffs, individually, as members of a class of our shareholders, and derivatively, and it purported to allege RICO violations against Mr. Ponsoldt, Sr. and Statesman, and direct and derivative breaches of fiduciary duties by former members of our Board of Directors. The complaint asserted that plaintiffs' claims arose from a variety of actions taken from 1993 to the present, including Regency's 1996 employment agreement with Mr. Ponsoldt, Sr., the options granted to Statesman pursuant to a 1997 agreement, as amended in 1998, Statesman's exercise of its options, the exchange of our interest in Glas-Aire Industries Group, Ltd. for shares of our common stock and cash, and our reverse stock split which was approved at our 2002 stockholder meeting. In addition to damages, the complaint sought to void the shares owned and controlled by Mr. Ponsoldt, Sr. and Statesman. On or about July 24, 2002 the plaintiffs moved for a preliminary injunction which sought, among other things, to enjoin any funding to Mr. Ponsoldt Sr., under his employment agreement, any acquisition by or transfer of our stock to Mr. Ponsoldt, Sr. or Statesman, prohibiting the redemption of Series C preferred stock, barring the monetization of the Security Land partnership interest without notice to the Court or plaintiffs, and, in the event of such monetization, prohibiting the distribution of any proceeds of such monetization.

      On August 27, 2002, the defendants moved for a protective order to prevent plaintiffs from interfering with our existing and prospective commercial relations and from distributing confidential Regency documents. The Magistrate Judge granted defendants' motion and, with our agreement, on September 12, 2002, the Magistrate Judge entered an Order requiring the defendants to give plaintiffs ten days pre-closing notice of any transaction that concerned a monetization of our interest in Security Land.

      On August 30, 2002, the defendants moved to dismiss the Complaint in the Shareholder Litigation, on the grounds that the court does not possess personal jurisdiction over the individual defendants and for failure to state a claim for which relief could be granted. On the same date, defendants also filed their opposition to plaintiffs' preliminary injunction motion.

      Following an announcement of our Restructuring Transaction, Plaintiffs filed a motion to impose sanctions on October 18, 2002, and an amended motion for preliminary injunction on October 23, 2002. On October 21, 2002, the Magistrate Judge denied Plaintiffs' motion for sanctions, and on October 24, 2002, the District Judge denied both of Plaintiffs' preliminary injunction motions and, pursuant to the parties' agreement, entered an order requiring the defendants to give plaintiffs ten days pre-closing notice of any transaction that concerned a monetization of our interest in the Security Land partnership.

      On November 8, 2002, Plaintiff Graham delivered a letter to Regency alleging various wrongs by our former Board of Directors, including the Board's approval of the recapitalization, and making various demands of the Board. On November 12, 2002 we responded, informing Mr. Graham we would form an independent committee of the Board to investigate his allegations and demands.

      On November 15, 2002, Plaintiffs filed a motion seeking leave to file an amended complaint adding allegations that had occurred since the Complaint was filed, and adding additional parties. On December 23, 2002, the Magistrate Judge granted Plaintiffs leave to file an amended complaint over Original Defendants' objections.

      Plaintiffs' Amended Complaint was filed January 7, 2003, against Original Defendants, and adding as defendants Mr. Laurence Levy, Royalty Management, Inc., and Royalty Holding, LLC (the "Royalty Defendants"). The Amended Complaint was filed under seal, pursuant to a protective order entered by the Court on August 29, 2002, allegedly to prevent disclosure of our confidential information. The Amended Complaint is similar to the original complaint in most respects, continuing the original allegations made against the Original Defendants, but it also alleges that the Restructuring Transaction had given rise to additional breaches of fiduciary duties and violations of RICO by the Original Defendants and the Royalty Defendants. The Amended Complaint also purports to claim that the recapitalization constituted a fraudulent conveyance. The Amended Complaint seeks compensatory damages, costs, interest and attorneys' fees against all Defendants, treble damages against Ponsoldt, Sr., Statesman and the Royalty Defendants, and also punitive damages against Ponsoldt, Sr. and Statesman. Plaintiffs have also asked for a declaration that all stock issued to Statesman, Ponsoldt, Sr., or their affiliates is void, and they ask that the Restructuring Transaction be set aside as a fraudulent conveyance.

      On March 6, 2003, the Original Defendants again filed motions to dismiss the Amended Complaint for lack of personal jurisdiction, improper venue, and for failure to allege claims on which relief could be granted. Royalty Defendants also filed motions to dismiss on the same date, asserting similar grounds. The motions are pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The following matters were submitted to the Stockholders at The Annual Meeting of Stockholders of Regency Affiliates, Inc. held at New York, New York, on Thursday, January 30, 2003:

      1. To elect four directors of Regency to serve until the next Meeting of Stockholders. The vote for the respective nominees for election as directors was as follows:

    DIRECTORS                 FOR              AGAINST              ABSTAIN
    ---------                 ---              -------              -------

Laurence S. Levy           1,463,042              0                 110,226
Neil N. Hasson             1,463,042              0                 110,226
Stanley Fleishman          1,463,042              0                 110,226
Errol Glasser              1,463,042              0                 110,226

      2. To ratify the appointment of Rosenberg Rich Baker Berman & Company as independent public accountants. The results of the vote to ratify the appointment of Rosenberg Rich Baker Berman & Company as independent public accountants was:

        For: 1,463,027           Against: 2,210         Abstain: 108,031

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

MARKET INFORMATION

      Our Common Stock is traded in the over-the-counter market on the bulletin board. The symbol for the listing is "RAFI.OB". The following table sets forth the high and low bid prices for each calendar quarter during the last two fiscal years of Regency. On April 14, 2003, the closing sale price of the Common Stock was $4.75. As of April 7, 2003, there were approximately 2,418 common stockholders of record.

YEAR ENDED
----------

DECEMBER 31, 2001                    HIGH ($)         LOW ($)
-----------------                    --------         -------

First Quarter*                         6.25            3.43

Second Quarter*                        5.30            3.60

Third Quarter*                         4.30            3.10

Fourth Quarter*                        4.00            2.20

YEAR ENDED
----------

DECEMBER 31, 2002                    HIGH ($)            LOW ($)
-----------------                    --------            -------

First Quarter*                         3.30               2.50

Second Quarter                         3.00               1.70

Third Quarter                          1.90               1.25

Fourth Quarter                         4.00               1.40

----------
* These numbers are adjusted to reflect a one-for-ten reverse stock split of our Common Stock, effective February 15, 2002.

DIVIDEND POLICY

      We have not paid or declared cash dividends on our Common Stock during the last two fiscal years. We have no present intention to pay cash dividends on our Common Stock.

TRANSFER AGENT

      In January 2001, Transfer On-Line, Inc. was named as transfer agent replacing Horbach & Associates. Transfer On-Line, Inc. is located at 227 Pine Street, Suite 300, Portland, Oregon 97204. Their telephone number is (503) 227-2950 and their website is www.transferonline.com.

ISSUANCE OF UNREGISTERED SECURITIES

      The description of securities issued to Royalty in connection with the October 2002 Restructuring Transactions and the subsequent exercise of a portion of such securities in "ITEM 1. BUSINESS-GENERAL DEVELOPMENT OF BUSINESS", is incorporated by reference herein.

      We consider these securities to have been offered and sold in a transaction not involving a public offering and, therefore, to be exempt from Registration under Section 4(2) of the Securities Act of 1933 as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-KSB, INCLUDING, BUT NOT LIMITED TO, THOSE REGARDING OUR FINANCIAL POSITION, BUSINESS STRATEGY, AND OTHER PLANS AND OBJECTIVES FOR FUTURE OPERATIONS AND ANY OTHER STATEMENTS THAT ARE NOT HISTORICAL FACTS CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THOSE STATEMENTS INCLUDE STATEMENTS REGARDING OUR EXPECTATIONS AND BELIEFS CONCERNING FUTURE EVENTS AND ARE SUBJECT TO UNCERTAINTIES AND

FACTORS (INCLUDING, BUT NOT LIMITED TO, THOSE SPECIFIED BELOW) WHICH ARE DIFFICULT TO PREDICT AND, IN MANY INSTANCES, ARE BEYOND OUR CONTROL. AS A RESULT, OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE RESULTS CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS WHICH INCLUDE BUT ARE NOT LIMITED TO:

      (i) WE CURRENTLY DO NOT GENERATE POSITIVE CASH FLOW AS OUR CURRENT ACTIVITIES DO NOT, IN AND OF THEMSELVES, GENERATE SUFFICIENT CASH FLOW TO COVER OUR CORPORATE OPERATING EXPENSES. OUR ABILITY TO CONTINUE IN EXISTENCE IS PARTLY DEPENDENT UPON OUR ABILITY TO ATTAIN SATISFACTORY LEVELS OF OPERATING CASH FLOWS.

      (ii) WE CURRENTLY LACK THE NECESSARY INFRASTRUCTURE AT THE SITE OF THE GROVELAND MINE IN ORDER TO PERMIT US TO MAKE MORE THAN CASUAL SALES OF THE AGGREGATE.

      (iii) DEFAULT IN THE LEASE OR SUDDEN CATASTROPHE TO THE SECURITY WEST BUILDING FROM UNINSURED ACTS OF GOD OR WAR COULD HAVE A MATERIALLY ADVERSE IMPACT UPON OUR INVESTMENT IN SECURITY LAND AND DEVELOPMENT COMPANY LIMITED PARTNERSHIP AND THEREFORE OUR FINANCIAL POSITION AND RESULTS OF OPERATIONS.

      (iv) WE HAVE SIGNIFICANT TAX LOSS AND CREDIT CARRYFORWARDS AND NO ASSURANCE CAN BE PROVIDED THAT THE INTERNAL REVENUE SERVICE WOULD NOT ATTEMPT TO LIMIT OR DISALLOW ALTOGETHER OUR USE, RETROACTIVELY AND/OR PROSPECTIVELY, OF SUCH CARRYFORWARDS, DUE TO OWNERSHIP CHANGES OR ANY OTHER REASON. THE DISALLOWANCE OF THE UTILIZATION OF OUR NET OPERATING LOSS WOULD SEVERELY IMPACT OUR FINANCIAL POSITION AND RESULTS OF OPERATIONS DUE TO THE SIGNIFICANT AMOUNTS OF TAXABLE INCOME (GENERATED BY OUR INVESTMENT IN SECURITY LAND) THAT HAS IN THE PAST BEEN, AND IS EXPECTED IN THE FUTURE TO BE, OFFSET BY OUR NET OPERATING LOSS CARRYFORWARDS.

GENERAL

      We are committed to enhancing the value of the Company's Common Stock by seeking opportunities to monetize our existing assets and by seeking new business opportunities on an opportunistic basis. There can be no assurance that any such opportunities or transactions will present themselves to us, or, if they do, that they will be on terms acceptable to us.

      Our Shareholders' Equity at December 31, 2002 was $20,340,702 as compared to $19,878,174 on December 31, 2001, an increase of 2.3%.

LIQUIDITY AND CAPITAL RESOURCES

      The investment in Security Land provided us with management fees of approximately $100,000 per annum through January 2003. In the years ended December 31, 2002 and December 31, 2001, our income from the equity investment in Security Land was $6,354,678 and $5,607,465, respectively. These funds are presently committed for the amortization of the outstanding principal balance on Security Land's real estate mortgage and, while our equity investment has increased to $36,433,721 as of December 31, 2002, the Partnership did not provide liquidity to us in excess of the $100,000 annual management fee. The Partnership Agreement provides for the distribution of "Sale or Refinancing Proceeds" in accordance with the partners' positive tax capital account balances. At December 31, 2002, we were the only partner in Security Land that had a positive tax capital account balance. We have previously been successful in obtaining financing with respect to this Partnership interest to fund our acquisitions and cash flow deficits. In April 2003, we entered into an amendment to the Security Land Partnership Agreement in contemplation of a possible refinancing of the property owned by Security Land. See ITEM 1. BUSINESS-NARRATIVE DESCRIPTION OF BUSINESS -Real Estate. Such refinancing would materially improve our liquidity and capital resources. However, there can be no assurance that any such refinancing will occur.

      In order to satisfy Regency's immediate working capital needs, in April 2003 we obtained a loan facility from Royalty, an affiliate of Messrs. Levy and Hasson, pursuant to which we may borrow up to an aggregate of $300,000 from Royalty. Amounts borrowed are evidenced by a demand note that bears interest at a rate of 8% per annum. The principal amount outstanding under the loan facility as of April 15, 2003 is $100,000.

      Following the termination of the 1999 NRDC Plan of Merger with Cotton Valley Resources Corporation, we installed limited Aggregate crushing and marketing operations at the Groveland Mine in an informal joint venture with another company. We continue to explore the possibility of establishing a permanent infrastructure to commercialize the inventory of previously quarried and stockpiled Aggregate at the Groveland Mine. In December 2001, the Aggregate inventory was sold to Iron Mountain Resources, Inc., a 75% owned subsidiary of Regency. The purchase price was $18,200,000 and is payable, with interest of 2.46%, in ninety-six equal payments of principal and interest commencing December 2003. The intercompany gain on this transaction has been eliminated in the consolidation process resulting in the aggregate inventory being carried at its historical cost.

      As part of the Restructuring Transactions in 2002, we borrowed $4,750,000 from Royalty. The loan proceeds were used to redeem the Common Stock owned by Statesman, to obtain certain agreements from Statesman and to provide working capital. See ITEM 1. BUSINESS - GENERAL DEVELOPMENT OF BUSINESS, for a further description of the Restructuring Transactions.

      We continue to explore opportunities that will provide additional liquidity and cash flow. Our ability to continue in existence is partly dependent upon our ability to attain satisfactory levels of operating cash flows and/or our ability to continue borrowing.

RESULTS OF OPERATIONS

2002 COMPARED TO 2001

      Net sales decreased $14,512 compared to 2001, a 70% decrease. Gross margins decreased $14,613 in 2002 over 2001, which is primarily attributable to reduced sales of Aggregate. Revenue and Cost of Sales of the former operating subsidiaries are included in discontinued operations.

      Selling and administrative expenses were reduced by $268,132 or 12.5% in 2002 compared to 2001. Increases in professional fees were offset by reduction in executive compensation and related expenses. Sales and administrative expenses of the former operating subsidiaries are included in discontinued operations.

      Income from equity investment in Partnership increased $747,213 over 2001 due to the reduction of interest expenses on the lower loan principal balance of the Partnership.

      Interest expense decreased by $47,641 in 2002 over 2001 as a result of reduced interest rates on outstanding loan balances of Rustic Crafts and Regency.

      Income tax expense decreased $238,065 due to a reduction of state income taxes.

      Net income decreased $981,154 or 26.7% in 2002 over 2001. The decrease was primarily due to the elimination of goodwill resulting from the sale of the operating assets of Rustic Crafts, increased loss from operations of discontinued components, and a reduced gain on disposition of a subsidiary. The goodwill attributable to Rustic Crafts was being amortized on a straight-line basisover a period of 15 years. During the year ended December 31, 2002, we recognized goodwill impairment of $487,757 resulting in a balance in goodwill of $0 at year end. Impairment was recognized due to the fact that the market price of the major assets of the business (land, building, improvements) approximated the historical cost basis of those assets and the net cash flows of future operations were projected to be negative. These decreases were offset primarily by increased income from our equity investment and a reduced tax burden.

2001 COMPARED TO 2000

      Net sales decreased $2,247 compared to 2000, a 10% decrease.

      Gross margins increased $979 in 2001 over 2000, which is primarily attributable to lower aggregate costs.

      Selling and administrative expenses increased by $170,286 or 8.6% in 2001 compared to 2000. Increases in professional fees were partially offset by reductions attributable to closing the Omaha office.

      Income from equity investment in partnership increased $894,850 over 2000 due to the reduction of interest expenses on the lower loan principal balance of the partnership.

      Interest expense increased by $135,880 in 2001 over 2000 as a result of higher loan balances of Rustic Crafts and Regency.

      Income tax expense increased $138,000 due to higher state income tax expense.

      Net income increased $1,518,428 or 70.5% in 2001 over 2000. The increase was due to the recognition of a gain in 2001 resulting from the sale of Glas-Aire and increased partnership earnings reduced by higher selling and administrative expenses and income taxes.

ITEM 7. FINANCIAL STATEMENTS

      The Financial Statements required by Item 7 of Part II of Form 10-KSB, are presented on page F1 and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following directors were elected at the annual meeting of the stockholders held January 30, 2003 and will serve until the next meeting of stockholders, upon the election and qualification of their successors. Executive officers are elected annually by the Board of Directors or until their successors are duly elected and qualified. Following is a list of the names, ages and positions with Regency, principal occupation and periods of service of the directors and executive officers.

                                                    POSITIONS AND OFFICES HELD AND PRINCIPAL OCCUPATIONS
NAME, AGE                                                    OR EMPLOYMENT DURING PAST FIVE YEARS
---------                                                    ------------------------------------
Laurence S. Levy, 46                Mr. Levy is Chairman of the Board of Directors, President, and Chief Executive
                                    Officer. Mr. Levy is the co-founder of Hyde Park Holdings, Inc., and investment firm specializing in leveraged buyouts. There, Mr. Levy acts as a principal investor and is involved in identifying financing, acquiring and managing companies operating in real estate, industrial manufacturing, infrastructure, parking and sub-assembly.

Neil N. Hasson, 37                  Mr. Hasson is a Director and Chief Financial Officer. Mr. Hasson is currently a private real estate investor. Previously, Mr. Hasson was the head of European Real
                                    Estate for DLJ Real Estate Capital Partners, a $660 million real estate fund managed by Donaldson, Lufkin and Jenrette ("DLJ"), where he was involved with the acquisition of real estate throughout the world. Mr. Hasson joined DLJ as a Managing
                                    Director in New York in January 1995. Mr. Hasson currently serves as a non-executive director of Sterling Centrecorp, a real estate company listed on the Toronto Stock
                                    Exchange.

Stanley Fleishman, 51               Mr. Fleishman is a Director. Mr. Fleishman has been President and CEO of Jetro
                                    Holdings Inc., a wholesale distributor of dry and perishable retail groceries and food service items, since 1992.

Errol Glasser, 49                   Mr. Glasser is a Director. Mr. Glasser is President of East End Capital Management,
                                    Inc., a private investment and advisory company based in New York City. Previously,
                                    Mr. Glasser was a Managing Director at Kidder, Peabody & Co. with responsibility for its West Coast investment banking activity.

Carol Zelinski, 39                  Ms. Zelinski is the Corporate Secretary. Ms. Zelinski has been an analyst at Hyde
                                    Park Holdings, Inc., a private investment company, since 1997. Previously, Ms.
                                    Zelinski worked in the advertising industry with such clients as R.J. Reynolds,
                                    Brown & Williamson, Minolta Corporation and Texaco. Ms. Zelinski is not a Director.

Compliance with Section 16(a) of the Exchange Act

      Based solely on a review of reports on Form 3 and 4 and amendments thereto furnished to the Regency during its most recent fiscal year, reports on Form 5 and amendments thereto furnished to us with respect to our most recent fiscal year, we believe that no person who, at any time during 2002, was subject to the reporting requirements of Section 16(a) with respect to Regency failed to meet such requirements on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following table sets forth the annual and long-term compensation during the last three years for Laurence S. Levy, Neil N. Hasson, William R. Ponsoldt, Sr., and Marc Baldinger.

                           SUMMARY COMPENSATION TABLE

                                           Annual Compensation                                 Long Term Compensation
                              ------------------------------------------------     ---------------------------------------------
                                                                                   Restricted     Securities
                                                                  Other Annual       Stock        Underlying          All other
Name and Principal                        Salary      Bonus       Compensation      Award(s)        Options         Compensation
    Position                  Year         ($)         ($)            ($)             (#)             (#)                ($)
    --------                  ----         ---         ---            ---             ---             ---                ---
Laurence S. Levy              2002        31,643        0              0               0               0 (1)              0
President/CEO                 2001         N/A         N/A            N/A             N/A             N/A                N/A
                              2000         N/A         N/A            N/A             N/A             N/A                N/A

Neil N. Hasson                2002        10,547        0              0               0               0 (1)              0
CFO                           2001         N/A         N/A            N/A             N/A             N/A                N/A
                              2000         N/A         N/A            N/A             N/A             N/A                N/A

William Ponsoldt, Sr.         2002       275,006     509,057         10,000            0             1,000                0
Previous President/CEO(2)     2001       271,638     935,920         10,000            0             1,000                0
                              2000       269,114     501,904         10,000            0             1,000                0

Marc Baldinger                2002        40,000        0            10,000            0             1,000                0
Previous CFO(2)               2001        40,000      10,000         10,000            0             1,000                0
                              2000          0           0            10,000            0             1,000                0

----------
(1) Pursuant to October 2002 employment agreements between Regency and each of Mr. Levy and Mr. Hasson, we agreed to issue options to purchase 25,000 shares to each such individual at an exercise price of $1.35 per share. These options were granted in April 2003 under our 2003 Stock Incentive Plan.
(2) In connection with the Restructuring Transactions, each of Mr. Ponsoldt and Mr. Baldinger resigned from their positions as officers and directors of Regency.

OPTION/SAR GRANTS

      The Option/SAR Grants Table below shows the individual grants of stock options (whether or not in tandem with SARS) and freestanding SARS made during the last completed fiscal year to any of the named executive officers.

                      OPTION GRANTS IN LAST FISCAL YEAR (1)

                                                                                                               POTENTIAL REALIZABLE
                                                                                                                 VALUE AT ASSUMED
                                                                                   MARKET                         ANNUAL RATES OF
                                NUMBER OF      PERCENT OF TOTAL                   PRICE ON                          STOCK PRICE
                                SECURITIES      OPTIONS GRANTED     EXERCISE       DATE OF                     APPRECIATION FOR THE
                                UNDERLYING      TO EMPLOYEES IN       PRICE         GRANT                           OPTION TERM
         NAME                OPTIONS GRANTED      FISCAL YEAR     PER SHARE ($)      ($)      EXPIRATION DATE      5%         10%
         ----                ---------------      -----------     -------------      ---      ---------------      --         ---
Laurence Levy                       0                 --               --            --             N/A           N/A         N/A
Neil N. Hasson                      0                 --               --            --             N/A           N/A         N/A
William R. Ponsoldt, Sr.          1,000               20%             1.60          1.90      August 5, 2007     $825       $1,460
Marc H. Baldinger                 1,000               20%             1.60          1.90      August 5, 2007     $825       $1,460

      (1) The Securities and Exchange Commission (the "SEC") requires disclosure of the potential realizable value or present value of each grant. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the SEC and do not represent our estimate or projection of our future common stock prices. The disclosure assumes the options will be held for the full six year term prior to exercise. Such options may be exercised prior to the end of such six-year term. The actual value, if any, an executive officer may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. There can be no assurance that the stock price will appreciate at the rates shown in the table.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUE

      The Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values table shows there were no exercises of stock options (nor tandem SARS) nor freestanding SARS during the last completed fiscal year by any of the named executive officers.

                       OPTION VALUES AT DECEMBER 31, 2002

                                                            EXERCISABLE NUMBER OF SECURITIES
                                                           UNDERLYING UNEXERCISED OPTIONS AT       VALUE OF IN-THE-MONEY OPTIONS
                              SHARES                              DECEMBER 31, 2002                    AT DECEMBER 31, 2002
                            ACQUIRED ON                             (# OF SHARES)                         (# OF SHARES)
                             EXERCISE         VALUE        ---------------------------------      --------------------------------
           NAME             (# SHARES)      REALIZED       EXERCISABLE        UNEXERCISABLE       EXERCISABLE        UNEXERCISABLE
           ----             ----------      --------       -----------        -------------       -----------        -------------
Laurence S. Levy                -0-            -0-              0                  -0-                 0                 -0-
Neil N. Hasson                  -0-            -0-              0                  -0-                 0                 -0-
William R. Ponsoldt, Sr.        -0-            -0-            3,000               1,000                0                $2,000
Marc Baldinger                  -0-            -0-            3,000               1,000                0                $2,000

INCENTIVE STOCK OPTION PLANS

Non Qualified Stock Options.

      Non qualified options to acquire a total of 5,000 common shares were granted in August 2002 to our directors in accordance with the Directors' compensation program as approved by our stockholders at in the 1999 Meeting of Stockholders. The options were granted at an exercise price of $1.60 per share. The options vest on February 5, 2003 and are exercisable prior to August 5, 2007.

LTIP Awards.

      There have been no awards under any long-term Incentive Plan during the last completed fiscal year.

Defined Benefit Plans.

      We have no defined benefit or actuarial plans.

COMPENSATION OF DIRECTORS

      Until our Restructuring Transaction in October 2002, Directors were compensated pursuant to a compensation program providing for (i) an annual retainer for all directors of $10,000, payable one-half in cash and one-half in our Common Stock, (ii) a fee of $125/hour, with a two hour minimum, for attendance at each meeting of the Board or committee thereof, provided that multi-day meetings and specific consultations with our executive management lasting at least eight hours are compensated on a flat per diem rate of $1,000, and (iii) an award of an option to all directors to purchase 10,000 shares (1,000 shares after 2002 reverse split) of our Common Stock, at fair market value on date of grant.

      Pursuant to our 2003 Stock Incentive Plan adopted in March 2003, non-management directors receive 250 shares of our Common Stock for every quarter of a year of service completed. In addition, in March 2003, each existing non-management directors (Stanley Fleishman and Errol Glasser) was granted options to purchase 15,000 shares of our Common Stock at an exercise price of $2.40 per share (the approximate market price of the Common Stock as of the date the aforementioned non-management directors began their service). The options vest in equal amounts on each of December 31, 2003, 2004 and 2005. In addition, in April 2003 Messrs. Levy and Hasson were each granted options to purchase 25,000 shares of Common Stock at an exercise price of $1.35 per shares under the 2003 Stock Incentive Plan in accordance with employment agreements entered into in October 2002.

Other Arrangements.

      Martin J. Craffy, a director of Regency until October 28, 2002, was paid $3,250 for consulting services in 2002, primarily with respect to the operations of Rustic Crafts International, Inc. There were no other arrangements pursuant to which any director was compensated during our last completed fiscal year for services provided as a director.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL
ARRANGEMENTS

      On June 3, 1997, we entered into an Employment Agreement with William R. Ponsoldt, Sr., pursuant to which he became our President and Chief Executive Officer. The Employment Agreement provided for Mr. Ponsoldt, Sr. to continue as our President and Chief Financial Officer until his attainment of retirement age, his resignation upon 30 days' notice to Regency or his removal from office upon death or disability or for just cause. In connection with the Restructuring Transactions, Mr. Ponsoldt, Sr. resigned his position as Chairman, President and Chief Executive Officer and the Employment Agreement was thereby terminated. The Employment Agreement provided for a base salary in annual installments, in advance, of $250,000 each, which salary is to be adjusted on January 1 of every year by any increase since the previous January 1 in the Consumer Price Index ("CPI") for All Urban Consumers, U.S. city average, as published by the U.S. Department of Labor, Bureau of Labor Statistics. As additional compensation, payable on a quarterly basis, Mr. Ponsoldt, Sr. was entitled to receive an amount equal to 20% of our increase in quarterly common stock net worth, which is defined to be the difference between (i) total shareholders' equity and (ii) any shareholders' equity accounts relating to preferred stock. Mr. Ponsoldt, Sr. could have elected to have a portion of his salary or additional salary in the form of (i) a qualified pension plan; (ii) a qualified profit sharing plan; or
(iii) life insurance with a beneficiary of his choice. We could have elected to pay up to 50% of the additional compensation by the issuance of warrants to purchase Common Stock at a price equal to 50% of the average bid price for Common Stock for the calendar quarter for which the increased compensation is payable. At Mr. Ponsoldt, Sr.'s option, payment for the exercise of the warrants, in whole or in part, could have been made in the form of a promissory note secured by a pledge of the shares purchased. The Employment Agreement further provided for Mr. Ponsoldt, Sr. to receive health and disability insurance (with a benefit of $100,000/year payable in the event of long-term disability), an automobile allowance of $600/month (to be adjusted by increase in the CPI), and reimbursement of expenses. The Employment Agreement provided that Mr. Ponsoldt, Sr. will not compete with us for a two-year period following the termination of his employment. In addition, we agreed to indemnify Mr. Ponsoldt, Sr. under certain circumstances.

      In connection with the Restructuring Transactions described in Item 1, we entered into an Employment Agreement with Laurence S. Levy, our current President and Chief Executive Officer, and with Neil Hasson, our current Chief Financial Officer. Under each employment agreement, the executive's employment commences on the date of the Restructuring Transactions and terminates upon the date on which the executive attains retirement age, provided that the executive may terminate his employment upon 30 days notice to Regency and he may be removed from office upon death or disability or for just cause. The employment agreements provides for a base salary of $150,000 for Mr. Levy and $50,000 for Mr. Hasson, a discretionary bonus and other customary benefits, including, in each case, options to purchase 25,000 shares of our Common Stock for $1.35 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information.

                                                                                                  Number of securities remaining
                                   Number of securities to be                                      available for future issuance
                                     issued upon exercise of       Weighted-average exercise     under equity compensation plans
                                      outstanding options,       price of outstanding options,   (excluding securities reflected
Plan Category                          warrants and rights            warrants and rights                 in column (a))
-------------                          -------------------            -------------------                 --------------
Equity compensation plans                    30,000                          $6.51                             none
approved by security holders

Equity compensation plans not                 None                            N/A                               N/A
approved by security holders

Total                                        30,000                          $6.51                             none

Security Ownership of Certain Beneficial Owners.

      The following table sets forth information regarding ownership of outstanding shares of our Common Stock by those individuals or groups who have advised us that they own more than five percent (5%) of such outstanding shares.

Name and Address of                       Amount Beneficially Owned
Beneficial Owner                             as of April 7, 2003                 Percent of Class
----------------                             -------------------                 ----------------
Royalty Holdings LLC and Royalty               1,752,049 (1) (2)                      58.43%
Management, Inc.
595 Madison Avenue
New York, New York  10022

Raffles Associates, L.P.                         106,399 (3)                          5.33%
450 Seventh Avenue
New York, New York  10123

----------
(1) Based on information contained in the Amended Statement on Schedule 13D filed by such entities on November 8, 2002.
(2) Includes 1,002,049 shares issuable to Royalty Holdings LLC upon conversion of a convertible note. All shares owned by Royalty Holdings LLC may be deemed to be beneficially owned by Royalty Management, Inc., its manager. Does not include shares of Common Stock issuable in respect of accrued and unpaid interest under the convertible note.
(3) Based on information contained in the amended Statement on Schedule 13G filed by such entity on February 14, 2003.

      The following table sets forth certain information as of April 7, 2003 (except as otherwise indicated) regarding the ownership of Common Stock by (i) each director, (ii) each individual named in the Summary Compensation Table contained herein, and (iii) all current executive officers and directors of Regency as a group. Except as otherwise indicated, each such stockholder has sole voting and investment power with respect to the shares beneficially owned by such stockholder.

                                                           Amount
                                                        Beneficially
Name and Address of Beneficial Owner                       Owned                     Percent of Class
------------------------------------                       -----                     ----------------
Laurence S. Levy                                        1,777,049 (1)                      58.78%

Neil N. Hasson                                             25,000 (2)                       1.24%

Errol Glasser                                               1,250                       Less than 1%

Stanley Fleishman                                             250                       Less than 1%

William R. Ponsoldt, Sr.                                    7,438 (3)                   Less than 1%

Marc H. Baldinger                                           7,438 (3)                   Less than 1%

All current Directors and Executive Officers as         1,803,549                          59.17%
a group (4 individuals)

----------

(1) Comprised of (i) the shares that are beneficially owned by Royalty Management, Inc., of which Mr. Levy is the President, sole director and sole stockholder and (ii) 25,000 shares underlying options granted to Mr. Levy in connection with his employment.

(2) Includes 25,000 shares underlying options granted to Mr. Hasson in connection with his employment.

(3) Includes 4,000 shares of Common Stock underlying stock options issued to such individuals when they were our directors, in accordance with a director compensation program.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Restructuring Transactions; Disposition of Assets

      Please see "ITEM 1. BUSINESS - GENERAL DEVELOPMENT OF BUSINESS" for descriptions of the Restructuring Transactions and the Rustic Crafts disposition which are incorporated by reference herein.

Disposition of Rock Aggregate

      Please see "ITEM 1. BUSINESS - NARRATIVE DESCRIPTION OF BUSINESS - Rock Aggregate" for a description of the December 2001 sale of the Aggregate to Iron Mountain Resources, Inc., which is incorporated herein by reference.

Statesman Option

      Statesman is an international business corporation organized under the laws of the Bahamas. Statesman's principal business is the making of investments in the United States and elsewhere. Both its principal business and principal office are located at Bay Street, Nassau, Bahamas. The Statesman Irrevocable Trust dated April 15, 1991 is the controlling person of Statesman. The Statesman Trust is an irrevocable trust for the benefit of William R. Ponsoldt, Jr., the former President and a former director of Regency, Tracey A. Ponsoldt, now married and sometimes known as Tracey A. Powers, and Christopher J. Ponsoldt, all children of William R. Ponsoldt, Sr. The acting trustees of the Statesman Trust is Liedenhall Bank and Trust, Nassau, Bahamas.

      Pursuant to an Agreement dated June 3, 1997, as amended and restated on March 24, 1998, (the "Statesman Agreement") Statesman was granted options to purchase 6.1 million shares of Common Stock (610,000 as adjusted to reflect the 2002 1 for 10 reverse split). Statesman owned approximately 25% of our outstanding common stock prior to the issuance of these options. The options were issued to Statesman in order to secure the release of Mr. William R. Ponsoldt, Sr. to serve as our President and Chief Executive Officer of the Company, for the release of certain contractual rights held by Statesman, for assignment of certain rights of first refusal and for other consideration. Pursuant to the Statesman Agreement between Regency and Statesman, until their date of expiration, the options were exercisable at any time in whole or in part at a price equal to the lower of (a) the closing trading price as of the most recent date on which at least 10,000 shares of such stock were traded, or (b) the average closing trading price of the shares during the ninety day period immediately preceding the date of exercise. The options became exercisable immediately and remained exercisable until April 15, 2007. At the option of Statesman, payment could be made by Statesman for exercise of the options, in whole or in part, in the form of a promissory note executed by Statesman, secured only by a pledge of the shares purchased, which promissory note would accrue interest for any quarter at the prime rate in effect on the last day of the quarter at Chase Manhattan Bank, with interest and principal payable in a balloon payment five years after the date of execution of the note, provided that if our Board of Directors reasonably determined that exercising the options by delivery of a note would render the respective purchase of shares void or voidable, then the Board may require, as a condition to exercise of the options, that Statesman either (i) pay at least the par value of the shares in cash (with the balance paid by delivery of a note), or (ii) provide acceptable collateral other than the shares themselves to secure payment of the note.

      At a meeting of Regency's Board of Directors on December 3, 2000, Statesman notified us that it intended to exercise its option. The Board of Directors formed a committee to negotiate for collateral for the note that Statesman was entitled to issue to exercise the option. The committee also obtained independent expert advice with respect to the transaction.

      On October 15, 2001, Statesman exercised the option in full pursuant to an agreement that (1) provided for a purchase price at $.40 per share (our par value at the time) rather than the formula price in the option, which would have yielded us approximately 25% less (2) the execution of a note from Statesman to the Company in the principal amount of $2,440,000 payable in five years with interest to accrue at the prevailing prime rate, and (3) provided for collateral for the note issued by Statesman to Regency (in addition to the shares purchased) in the form of the 20% stock interest owned by Statesman in National Resource Development Corporation, our 80% owned subsidiary. As a result of the transaction, the Statesman Group owned approximately 38.2% of our stock. As a result of the October 2002 Restructuring Transaction, Statesman currently owns no shares of the Company's Common Stock.

      In addition, pursuant to the Statesman Agreement, Statesman agreed to provide loan guarantees not to exceed the sum of $300,000 upon the request of the Company and a showing of reasonable need. The Company accessed the Statesman loan. The loan was a demand loan which was initially collateralized by the Glas-Aire Stock held by the Company prior to the disposition of our interest in Glas-Aire (see "DISPOSITION OF OUR INTEREST IN GLAS-AIRE", below). The outstanding balance on such loans consists of an aggregate of $130,000 borrowed by the Company in July, August and October 2002 from affiliates of Statesman. The loans bear interest at the rate of 7% per annum. Statesman and/or its affiliated interests have provided loan guarantees and/or unsecured prime interest rate direct loans to the Company in excess of $2,000,000 since June 1997. As of October 2, 2001, the balances of such loans were paid in full.

Disposition of our Interest In Glas Aire

      On April 22, 1999, we acquired 513,915 shares of the common stock of Glas-Aire Industries Group, Ltd., a publicly traded company ("Glas-Aire") in exchange for a promissory note of $650,000 due January 1, 2000 at an interest rate of 7.5% per annum, which note was guaranteed by Mr. William Ponsoldt, Sr., the then President of Regency, and $1,213,000 in cash. The cash was obtained from an affiliate of Statesman through the issuance of an unsecured demand note at the interest rate of 7.5% per annum. We also purchased 3,000 shares of the common stock of Glas-Aire on the open market.

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

      On September 17, 2001, the Company completed a transaction for the disposition of its interest in Glas-Aire. Pursuant to an agreement entered into on September 17, 2001 and amended on October 1, 2001, Regency exchanged 1,215,105 shares of common stock of Glas-Aire, representing approximately 50% of the issued and outstanding shares of Glas-Aire, for $2,500,000 plus 4,040,375 shares of Regency's common stock, or approximately 23% of the issued and outstanding shares of Regency. As a result of the transaction, neither Regency nor Glas-Aire owns any stock of the other.

      The exchange rate was based on negotiations between the parties and confirmed as to fairness by independent valuation firms, hired by respective committees of each of the Boards of Directors of Regency and Glas-Aire.

Employment Agreements

      Please see "ITEM 10. EXECUTIVE COMPENSATION - EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS" which is incorporated herein by reference.

License Agreement

      Pursuant to a License Agreement entered into in March 2003, Royalty Management, Inc., which is wholly-owned by Mr. Levy, provides New York City office space, office supplies and other office services to Regency for $100,000 per year.

Credit Line

      In order to satisfy Regency's immediate working capital needs, in April 2003 we obtained a loan facility from Royalty, an affiliate of Messrs. Levy and Hasson, pursuant to which we may borrow up to an aggregate of $300,000 from Royalty. Amounts borrowed are evidenced by a demand note that bears interest at a rate of 8% per annum. The principal amount outstanding under the loan facility as of April 15, 2003 is $100,000.

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM  8-K.

      a. The following documents are filed as part of this report:

      1.     Financial Statements:                                          Page
             ---------------------                                          ----

             Independent Accountant's Report                                 F-3

             Consolidated Balance Sheets                                     4-5

             Consolidated Statements of Operations                             6

             Consolidated Statements of Shareholders' Equity                   7

             Consolidated Statements of Cash Flows                           8-9

             Notes to Consolidated Financial Statements                    10-29

      2.     Other Exhibits

      Exhibit No.        Description of Document
      -----------        -----------------------

      3.1(i)(a)          Restated Certificate of Incorporation of the Company
                         (filed as exhibit 3.1(i)(a) to the Company's Form 10-Q dated November 19, 2002, and incorporated herein by reference).

      3.1(i)(b)          Corrected Certificate of Amendment reflecting amendment
                         to Restated Certificate of Incorporation of the Company
                         (filed as exhibit 3.1(i)(b) to the Company's Form 10-Q, dated November 19, 2002, and incorporated herein by reference).

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

      Exhibit No.        Description of Document
      -----------        -----------------------

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

      3.1(ii)(a)         By-laws of the Company (filed as Exhibit 3.4 to the
                         Company's Registration Statement on Form S-1,
                         Registration No. 2-86906, and incorporated herein by reference).

      3.1(ii)(b)         Amendment No. 1 to By-Laws of the Company (filed as
                         exhibit 3.1(ii)(b) to the Company's Form 10-Q dated
                         November 19, 2002, and incorporated herein by reference).

      10.1               2003 Stock Incentive Plan of the Company *

      10.2 Stock Option Agreement, dated April 1, 2003, between the Company and Stanley Fleishman *

      10.3 Stock Option Agreement, dated April 1, 2003, between the Company and Errol Glasser *

      10.4 Stock Option Agreement, dated April 1, 2003, between the Company and Laurence Levy *

      10.5 Stock Option Agreement, dated April 1, 2003, between the Company and Neil Hasson *

      10.6 License Agreement, dated March 17, 2003, between the Company and Royalty Management, Inc.

      10.7               Demand Note from the Company in favor of Royalty
                         Holdings LLC.

      10.8 Redemption Agreement, dated October 16, 2002, between the Company and Statesman (filed as exhibit 99.1 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).

      10.9 Call Option Agreement, dated October 16, 2002, between the Company and Statesman (filed as exhibit 99.2 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).

      Exhibit No.        Description of Document
      -----------        -----------------------

      10.10 Contingent Payment Agreement, dated October 16, 2002, between the Company and William R. Ponsoldt, Sr. (filed as exhibit 99.3 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).

      10.11 Amended and Restated Certificate of Designations of the Series C Preferred Stock (filed as exhibit 99.4 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).

      10.12 Note Purchase Agreement, dated October 16, 2002, between the Company Royalty Holdings LLC (filed as exhibit 99.5 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).

      10.13 5% Convertible Promissory Note of the Company (filed as exhibit 99.6 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).

      10.14              9% Promissory Note of the Company (filed as exhibit
                         99.7 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).

      10.15 Amended and Restated Promissory Note of the Company (filed as exhibit 99.8 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).

      10.16              Amendment No. 1 to Pledge Agreement (filed as exhibit
                         99.9 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).

      10.17 Letter Agreement, dated October 16, 2002, between the Company and Statesman (filed as exhibit 99.10 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).

      10.18 Employment Agreement, dated October 16, 2002, between Laurence S. Levy and the Company (filed as exhibit
                         99.11 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference). *

      10.19 Employment Agreement, dated October 16, 2002, between Neil N. Hasson and the Company (filed as exhibit 99.12 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference). *

      Exhibit No.        Description of Document
      -----------        -----------------------

      10.20 Notice of Conversion of Convertible Note (filed as exhibit to Company's Current Report on Form 8-K filed November 8, 2002, and incorporated herein by reference).

      10.21 Employment Agreement dated June 3, 1997, between Regency Affiliates, Inc. and William R. Ponsoldt, Sr., and Agreement dated June 3, 1997, between Regency Affiliates, Inc. and Statesman Group, Inc. (filed as exhibits 10(a) and (b) to the Company's report on Form 8-K dated June 13, 1997, and incorporated herein by reference). *

      10.22 Asset Purchase and Sale Agreement dated February 27, 1997, between Rustic Crafts Co., Inc. and certain individuals, as Sellers, and Regency Affiliates, Inc., as Purchaser, and Assignment and Assumption of Purchase Agreement dated March 17, 1997, between Regency Affiliates, Inc., and Rustic Crafts International, Inc. (filed as exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 at page E-1, and incorporated herein by reference).

      10.23 Amended and Restated Agreement Between Regency Affiliates, Inc. and the Statesman Group, Inc., dated March 24, 1998 (filed as exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, at page E-36, and incorporated herein by reference).

      10.24 Loan Agreement and Pledge and Security Agreement with KBC Bank N.V., dated June 24, 1998 (filed as exhibits
                         10.1 and 10.2 to the Company's report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference).

      10.25 Security Land And Development Company Limited Partnership Agreement, as amended by Amendment Nos. 1 through 6 (filed as Exhibit 1(a) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

      10.26 7th Amendment to Partnership Agreement of Security Land and Development Company Limited Partnership dated June 24, 1998 (filed as exhibit 10.3 to the Company's report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference).

      10.27 8th Amendment to Partnership Agreement of Security Land and Development Company Limited Partnership, dated April 8, 2003.

      10.28 Purchase Agreement for a 5% Limited Partnership Interest in 1500 Woodlawn Limited Partnership, the General Partner of Security (filed as exhibit 10.2 to the Company's report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference).

      Exhibit No.        Description of Document
      -----------        -----------------------

      10.29 Glas-Aire Redemption Agreement (incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 16, 2001).

      10.30 Statesman exercise agreement (incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 25, 2001).

      21                 Schedule of Subsidiaries

      23                 Consent Letter from Rosenberg, Rich, Baker, Bermann &
                         Company

      99.1 Certificate of CEO as required by Section 906 of the Sarbanes-Oxley Act

      99.2 Certificate of CFO as required by Section 906 of the Sarbanes-Oxley Act

----------
* Indicates that exhibit is a management contract or compensatory plan or arrangement.

b. The following reports on Form 8-K were filed by the Company during the quarter ended December 31, 2002:

Current Report on Form 8-K filed November 8, 2002

Current Report on Form 8-K filed October 18, 2001

ITEM 14. CONTROLS AND PROCEDURES

      Within 90 days prior to the filing date of this report, under the supervision and with the participation of certain members of our management, including the Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a - 14c and 15d - 14c to the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer believe that the disclosure controls and procedures are effective with respect to timely communication to them and other members of management responsible for preparing periodic reports all material information required to be disclosed in this report as it relates to Regency and its consolidated subsidiaries.

      There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recently completed evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.

                       SIGNATURES REQUIRED FOR FORM 10-KSB

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      REGENCY AFFILIATES, INC.


April 15, 2003                        By: /s/ Laurence S. Levy
---------------------------               --------------------------------------
Date                                      Laurence S. Levy, President and CEO


April 15, 2003                        By: /s/ Neil N. Hasson
---------------------------               --------------------------------------
Date                                      Neil N. Hasson, CFO

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


April 15, 2003                        By: /s/ Laurence S. Levy
---------------------------               --------------------------------------
Date                                      Laurence S. Levy, President,
                                            Chief Executive Officer and Director


April 15, 2003                        By: /s/ Neil N. Hasson
---------------------------               --------------------------------------
Date                                      Neil N. Hasson, CFO and Director


April 15, 2003                        By: /s/ Errol Glasser
---------------------------               --------------------------------------
Date                                      Errol Glasser, Director


April 15, 2003                        By: /s/ Stanley Fleishman
---------------------------               --------------------------------------
Date                                      Stanley Fleishman, Director

                                 CERTIFICATIONS

I, Laurence S. Levy, certify that:

1. I have reviewed this annual report on Form 10-KSB of Regency Affiliates, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or no material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

                                                /s/ Laurence S. Levy
                                                --------------------------------
                                                Laurence S. Levy
                                                Chairman of the Board, President
                                                and Chief Executive Officer

                                 CERTIFICATIONS

I, Neil N. Hasson, certify that:

1. I have reviewed this annual report on Form 10-KSB of Regency Affiliates, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or no material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

                                                /s/ Neil N. Hasson
                                                --------------------------------
                                                Neil N. Hasson
                                                Chief Financial Officer

                                INDEX TO EXHIBITS

1.    Financial Statements:                                                 Page
      ---------------------                                                 ----

      Independent Accountant's Report                                        F-3

      Consolidated Balance Sheets                                            4-5

      Consolidated Statements of Operations                                    6

      Consolidated Statements of Shareholders' Equity                          7

      Consolidated Statements of Cash Flows                                  8-9

      Notes to Consolidated Financial Statements                           10-29

2.    Other Exhibits

      Exhibit No.        Description of Document
      -----------        -----------------------

      3.1(i)(a)          Restated Certificate of Incorporation of the Company
                         (filed as exhibit 3.1(i)(a) to the Company's Form 10-Q dated November 19, 2002, and incorporated herein by reference).

      3.1(i)(b)          Corrected Certificate of Amendment reflecting amendment
                         to Restated Certificate of Incorporation of the Company
                         (filed as exhibit 3.1(i)(b) to the Company's Form 10-Q, dated November 19, 2002, and incorporated herein by reference).

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

      Exhibit No.        Description of Document
      -----------        -----------------------

      3.1(ii)(a)         By-laws of the Company (filed as Exhibit 3.4 to the
                         Company's Registration Statement on Form S-1,
                         Registration No. 2-86906, and incorporated herein by reference).

      3.1(ii)(b)         Amendment No. 1 to By-Laws of the Company (filed as
                         exhibit 3.1(ii)(b) to the Company's Form 10-Q dated
                         November 19, 2002, and incorporated herein by reference).

      10.1               2003 Stock Incentive Plan of the Company *

      10.2 Stock Option Agreement, dated April 1, 2003, between the Company and Stanley Fleishman *

      Exhibit No.        Description of Document
      -----------        -----------------------

      10.3 Stock Option Agreement, dated April 1, 2003, between the Company and Errol Glasser *

      10.4 Stock Option Agreement, dated April 1, 2003, between the Company and Laurence Levy *

      10.5 Stock Option Agreement, dated April 1, 2003, between the Company and Neil Hasson *

      10.6 License Agreement, dated March 17, 2003, between the Company and Royalty Management, Inc.

      10.7               Demand Note from the Company in favor of Royalty
                         Holdings LLC.

      10.8 Redemption Agreement, dated October 16, 2002, between the Company and Statesman (filed as exhibit 99.1 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).

      10.9 Call Option Agreement, dated October 16, 2002, between the Company and Statesman (filed as exhibit 99.2 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).

      10.10 Contingent Payment Agreement, dated October 16, 2002, between the Company and William R. Ponsoldt, Sr. (filed as exhibit 99.3 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).

      10.11 Amended and Restated Certificate of Designations of the Series C Preferred Stock (filed as exhibit 99.4 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).

      10.12 Note Purchase Agreement, dated October 16, 2002, between the Company Royalty Holdings LLC (filed as exhibit 99.5 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).

      10.13 5% Convertible Promissory Note of the Company (filed as exhibit 99.6 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).

      10.14              9% Promissory Note of the Company (filed as exhibit
                         99.7 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).

      Exhibit No.        Description of Document
      -----------        -----------------------

      10.15 Amended and Restated Promissory Note of the Company (filed as exhibit 99.8 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).

      10.16              Amendment No. 1 to Pledge Agreement (filed as exhibit
                         99.9 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).

      10.17 Letter Agreement, dated October 16, 2002, between the Company and Statesman (filed as exhibit 99.10 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).

      10.18 Employment Agreement, dated October 16, 2002, between Laurence S. Levy and the Company (filed as exhibit
                         99.11 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference). *

      10.19 Employment Agreement, dated October 16, 2002, between Neil N. Hasson and the Company (filed as exhibit 99.12 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference). *

      10.20 Notice of Conversion of Convertible Note (filed as exhibit to Company's Current Report on Form 8-K filed November 8, 2002, and incorporated herein by reference).

      10.21 Employment Agreement dated June 3, 1997, between Regency Affiliates, Inc. and William R. Ponsoldt, Sr., and Agreement dated June 3, 1997, between Regency Affiliates, Inc. and Statesman Group, Inc. (filed as exhibits 10(a) and (b) to the Company's report on Form 8-K dated June 13, 1997, and incorporated herein by reference). *

      10.22 Asset Purchase and Sale Agreement dated February 27, 1997, between Rustic Crafts Co., Inc. and certain individuals, as Sellers, and Regency Affiliates, Inc., as Purchaser, and Assignment and Assumption of Purchase Agreement dated March 17, 1997, between Regency Affiliates, Inc., and Rustic Crafts International, Inc. (filed as exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 at page E-1, and incorporated herein by reference).

      10.23 Amended and Restated Agreement Between Regency Affiliates, Inc. and the Statesman Group, Inc., dated March 24, 1998 (filed as exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, at page E-36, and incorporated herein by reference).

      Exhibit No.        Description of Document
      -----------        -----------------------

      10.24 Loan Agreement and Pledge and Security Agreement with KBC Bank N.V., dated June 24, 1998 (filed as exhibits
                         10.1 and 10.2 to the Company's report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference).

      10.25 Security Land And Development Company Limited Partnership Agreement, as amended by Amendment Nos. 1 through 6 (filed as Exhibit 1(a) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

      10.26 7th Amendment to Partnership Agreement of Security Land and Development Company Limited Partnership dated June 24, 1998 (filed as exhibit 10.3 to the Company's report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference).

      10.27 8th Amendment to Partnership Agreement of Security Land and Development Company Limited Partnership, dated April 8, 2003.

      10.28 Purchase Agreement for a 5% Limited Partnership Interest in 1500 Woodlawn Limited Partnership, the General Partner of Security (filed as exhibit 10.2 to the Company's report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference).

      10.29 Glas-Aire Redemption Agreement (incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 16, 2001).

      10.30 Statesman exercise agreement (incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 25, 2001).

      21                 Schedule of Subsidiaries

      23                 Consent Letter from Rosenberg, Rich, Baker, Bermann &
                         Company

      99.1 Certificate of CEO as required by Section 906 of the Sarbanes-Oxley Act

      99.2 Certificate of CFO as required by Section 906 of the Sarbanes-Oxley Act

----------
* Indicates that exhibit is a management contract or compensatory plan or arrangement.

                    Regency Affiliates, Inc. and Subsidiaries

                        Consolidated Financial Statements

                           December 31, 2002 and 2001

                    Regency Affiliates, Inc. and Subsidiaries
                        Index to the Financial Statements

                                                                           Page

Independent Accountant's Report.........................................   3

Financial Statements

Consolidated Balance Sheets.............................................   4-5

Consolidated Statements of Operations...................................   6

Consolidated Statements of Shareholders' Equity.........................   7

Consolidated Statements of Cash Flows...................................   8-9

Notes to Consolidated Financial Statements..............................   10-29

                          Independent Auditor's Report

To the Board of Directors and Stockholders of Regency Affiliates, Inc. and Subsidiaries

We have audited the consolidated balance sheets of Regency Affiliates, Inc. and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regency Affiliates, Inc. and Subsidiaries as of December 31, 2002 and 2001 and the results of its consolidated operations, changes in shareholder's equity and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                    /s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
April 12, 2003

                    Regency Affiliates, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                              December 31,
                                                      --------------------------
                                                          2002           2001
                                                      -----------    -----------
Assets
  Current Assets
      Cash and cash equivalents                       $   101,041    $   310,093
      Accounts receivable, net of allowance                   225        495,160
      Loan receivable                                     250,000             --
      Accrued receivables                                 164,374             --
      Notes receivable - current                          560,573             --
      Income taxes receivable                              11,149          8,988
      Inventory                                                --        953,909
      Other current assets                                 14,710        309,663
                                                      -----------    -----------
         Total current assets                           1,102,072      2,077,813

  Notes receivable, net of current portion                546,427             --

  Property, plant and equipment, net                    2,037,277      2,192,695

  Investment in partnerships                           36,433,721     30,183,346

  Other Assets
      Aggregate inventory                                 833,611        834,194
      Goodwill                                                 --        484,312
      Debt issuance costs, net of amortization            412,731        362,311
      Deferred costs                                      250,000             --
      Other                                                 1,373          5,205
                                                      -----------    -----------
         Total other assets                             1,497,715      1,686,022
                                                      -----------    -----------

                                                      $41,617,212    $36,139,876
                                                      ===========    ===========

See notes to the consolidated financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                        December 31,
                                                                               -----------------------------
                                                                                   2002              2001
                                                                               ------------     ------------
Liabilities and Shareholders' Equity
  Current Liabilities
      Current portion of long-term debt                                        $ 13,353,260     $    238,145
      Note payable - banks                                                          798,938          906,977
      Current portion of notes payable - other                                      130,036               --
      Accounts payable                                                              365,252          366,440
      Accrued expenses                                                            1,899,342        1,043,221
      Taxes payable                                                                 183,571          180,000
                                                                               ------------     ------------
         Total current liabilities                                               16,730,399        2,734,783

  Notes payable - other, net of current portion                                   3,254,098               --
  Long term debt, net of current portion                                          1,292,013       13,495,178

  Minority interest in consolidated subsidiaries                                         --           31,741
  Commitments and contingencies (Note 14)
  Shareholders' equity
      Serial preferred stock not subject to mandatory redemption
         (maximum liquidation preference $24,975,312 in 2002 and 2001)            1,052,988        1,052,988
      Common stock, par value $.01;  authorized 25,000,000 shares, issued
         3,110,796 and 2,345,157 shares in 2002 and 2001, respectively;
         outstanding 1,995,771and 1,939,874 shares in 2002 and 2001,
         respectively                                                                27,055        7,759,509
      Additional paid-in capital                                                  6,106,846          597,294
      Readjustment resulting from quasi-reorganization at December 31, 1987      (1,670,596)      (1,670,596)
      Retained earnings                                                          17,282,200       14,589,672
      Note receivable - sale of stock                                            (2,440,000)      (2,440,000)
      Treasury stock, 1,115,025 and 405,283  shares in 2002 and 2001
          respectively                                                              (17,791)         (10,693)
                                                                               ------------     ------------
         Total shareholders' equity                                              20,340,702       19,878,174
                                                                               ------------     ------------

                                                                               $ 41,617,212     $ 36,139,876
                                                                               ============     ============

See notes to the consolidated financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                                       December 31,
                                                               ---------------------------
                                                                   2002            2001
                                                               -----------     -----------
Net Sales                                                      $     6,102     $    20,614

Costs and expenses
  Costs of goods sold                                                  583             482
  Selling and administrative expenses                            1,883,989       2,152,121
                                                               -----------     -----------
                                                                 1,884,572       2,152,603
                                                               -----------     -----------

Loss from operations                                            (1,878,470)     (2,131,989)
Income from equity investment in partnerships                    6,354,678       5,607,465
Gain on disposition of subsidiaries                                245,346       1,818,820
Other income, net                                                   26,911              31
Impairment of goodwill                                            (487,757)             --
Interest expense, net                                           (1,018,289)     (1,065,930)
                                                               -----------     -----------
Income before income tax expense and minority interest           3,242,419       4,228,397
Income tax (expense) benefit                                        58,065        (180,000)
Minority interest                                                   20,491          (2,890)
                                                               -----------     -----------
Income from continuing operations                                3,320,975       4,045,507
Gain/loss from operations of discontinued components, after
  gain on disposal of $262,550 in September 2002,
  loss on disposal of $17,204 in October 2002 and gain on
  disposal of $1,818,820 in October 2001, net of $0
  income tax effect in 2002 and 2001                              (628,447)       (371,825)
                                                               -----------     -----------
Net income                                                     $ 2,692,528     $ 3,673,682
                                                               ===========     ===========

Net income per common share:
  Basic
      Continuing Operations                                    $      1.74     $      2.31
      Discontinued Operations                                        (0.33)          (0.22)
                                                               -----------     -----------
                                                               $      1.41     $      2.09
                                                               ===========     ===========
  Diluted
      Continuing Operations                                    $      1.00     $      1.98
      Discontinued Operations                                        (0.19)          (0.18)
                                                               -----------     -----------
                                                               $      0.81     $      1.80
                                                               ===========     ===========

See notes to the consolidated financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity

                     Years Ended December 31, 2002 and 2001


                                                                                  Preferred Stock                Common Stock
                                                                           --------------------------  ---------------------------
                                                                              Shares        Amount        Shares         Amount
                                                                           ------------  ------------  ------------   ------------
Balance - January 1, 2001                                                       605,291  $  1,052,988    17,251,619   $  6,900,659

  Disposition of subsidiary shares, Glas-Aire                                        --            --    (4,040,375)    (1,616,150)
  Common stock acquisition at par by exercise of option - Statesman Group            --            --     6,100,000      2,440,000
  Common stock issued for services                                                   --            --        87,500         35,000
  Comprehensive income:
      Net income                                                                     --            --            --             --
                                                                           ------------  ------------  ------------   ------------

Balance - December 31, 2001                                                     605,291  $  1,052,988    19,398,744   $  7,759,509
                                                                           ============  ============  ============   ============

  Reverse stock split, 1 for 10                                                      --            --   (17,458,870)    (7,740,110)
  Common stock issued upon conversion of note payable/accrued interest               --            --       750,000          7,500
  Common stock issued for services                                                   --            --        15,639            156
  Redemption of shares pursuant to note purchase agreement                           --            --      (709,742)            --
  Comprehensive income:
      Net income                                                                     --            --            --             --
                                                                           ------------  ------------  ------------   ------------

Balance - December 31, 2002                                                     605,291  $  1,052,988     1,995,771   $     27,055
                                                                           ============  ============  ============   ============

                                                                                          Readjustment                  Accumulated
                                                                            Additional   Resulting from                    Other
                                                                             Paid in         Quasi-        Retained    Comprehensive
                                                                             Capital     Reorganization    Earnings       Income
                                                                           ------------  --------------  ------------  -------------
Balance - January 1, 2001                                                  $  2,308,484   $ (1,670,596)  $ 10,915,990  $    (93,440)

  Disposition of subsidiary shares, Glas-Aire                                (1,711,190)            --             --        93,440
  Common stock acquisition at par by exercise of option - Statesman Group            --             --             --            --
  Common stock issued for services                                                   --             --             --            --
  Comprehensive income:
      Net income                                                                     --             --      3,673,682            --
                                                                           ------------   ------------   ------------  ------------

Balance - December 31, 2001                                                $    597,294   $ (1,670,596)  $ 14,589,672  $         --
                                                                           ============   ============   ============  ============

  Reverse stock split, 1 for 10                                               7,740,110             --             --            --
  Common stock issued upon conversion of note payable/accrued interest        1,492,500             --             --            --
  Common stock issued for services                                               19,844             --             --            --
  Redemption of shares pursuant to note purchase agreement                   (3,742,902)            --             --            --
  Comprehensive income:
      Net income                                                                     --             --      2,692,528            --
                                                                           ------------   ------------   ------------  ------------

Balance - December 31, 2002                                                $  6,106,846   $ (1,670,596)  $ 17,282,200  $         --
                                                                           ============   ============   ============  ============

                                                                               Note              Treasury Stock            Total
                                                                            Receivable    --------------------------   Stockholders'
                                                                          Sale of Stock     Shares         Amount         Equity
                                                                          -------------   -----------   ------------   ------------
Balance - January 1, 2001                                                  $         --     4,052,825   $ (3,338,033)  $ 16,076,052

  Disposition of subsidiary shares, Glas-Aire                                        --                    3,327,340         93,440
  Common stock acquisition at par by exercise of option - Statesman Group    (2,440,000)           --             --             --
  Common stock issued for services                                                   --            --             --         35,000
  Comprehensive income:
      Net income                                                                     --            --             --      3,673,682
                                                                           ------------   -----------   ------------   ------------

Balance - December 31, 2001                                                $ (2,440,000)    4,052,825   $    (10,693)  $ 19,878,174
                                                                           ============   ===========   ============   ============

  Reverse stock split, 1 for 10                                                      --    (3,647,542)            --             --
  Common stock issued upon conversion of note payable/accrued interest               --            --             --      1,500,000
  Common stock issued for services                                                   --            --             --         20,000
  Redemption of shares pursuant to note purchase agreement                           --       709,742         (7,098)    (3,750,000)
  Comprehensive income:
      Net income                                                                     --            --             --      2,692,528
                                                                           ------------   -----------   ------------   ------------

Balance - December 31, 2002                                                $ (2,440,000)    1,115,025   $    (17,791)  $ 20,340,702
                                                                           ============   ===========   ============   ============

See notes to the consolidated financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                      Years Ended December 31,
                                                                    ---------------------------
                                                                        2002            2001
                                                                    -----------     -----------
Cash flows from operating activities
  Net income                                                        $ 2,692,528     $ 3,673,682
  Adjustments to reconcile net income to net cash
      used by operating activities
         Minority interest                                              (31,741)     (3,778,402)
         Income from equity investment in partnerships               (6,354,678)     (5,607,465)
         Distribution of management fees  earnings from
            partnership                                                 104,303              --
         Interest accretion on long-term debt                           929,982         773,642
         Depreciation and amortization                                  355,564         609,788
         Issuance of common stock in lieu of cash                        20,000          35,000
         Gain on retirement of debt and disposal of assets             (245,346)       (253,591)
         Impairment of goodwill                                         487,757              --
         Deferred taxes                                                      --        (402,048)
         Changes in operating assets and liabilities
            Accounts receivable                                         163,281       2,058,429
            Loan receivable                                            (250,000)             --
            Accrued receivables                                        (164,374)             --
            Inventory                                                  (153,916)      1,290,298
            Other current assets                                         65,672        (181,935)
            Other assets                                                 (9,668)          7,546
            Accounts payable                                            538,222        (714,464)
            Accrued expenses and taxes payable                          893,249         184,132
                                                                    -----------     -----------
                Net cash (used by) operating activities                (959,165)     (2,305,388)
                                                                    -----------     -----------
Cash flows from investing activities
  Proceeds from (payments upon) disposition of subsidiaries             (17,869)      2,500,000
  Expenditures for property and equipment                              (201,004)        (86,788)
                                                                    -----------     -----------
                Net cash provided (used by) investing activities       (218,873)      2,413,212
                                                                    -----------     -----------

Cash flows from financing activities
  Proceeds from long-term debt                                          857,435              --
  Payment of long-term debt                                            (780,467)       (241,170)
  Proceeds from line of credit - bank                                        --         290,803
  Loans from related parties                                                 --         322,000
  Repayment of related party loans                                           --      (1,098,000)
  Net short-term proceeds                                               392,018              --
  Proceeds from notes payable                                           500,000              --
                                                                    -----------     -----------
                Net cash provided (used) by financing activities        968,986        (726,367)
                                                                    -----------     -----------
Decrease in cash and cash equivalents                                  (209,052)       (618,543)
Cash and cash equivalents - beginning                                   310,093         928,636
                                                                    -----------     -----------
Cash and cash equivalents - ending                                  $   101,041     $   310,093
                                                                    ===========     ===========

See notes to the consolidated financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (continued)

                                                        Years Ended December 31,
                                                        ------------------------
                                                           2002          2001
                                                        ---------     ----------
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
      Interest                                           $158,506     $239,824
      Income taxes                                             --      274,942

Supplemental disclosures of noncash investing and financing activities:

In 2002, the Corporation's subsidiary, Rustic Crafts, sold a majority of its net assets with a book value of $844,450 and obtained notes receivable totaling $1,107,000. The resultant gain of $262,550 is reflected in the financial statements as a reduction of loss from discontinued operations.

In 2002, the Company disposed of the net assets of its subsidiary, Neptune Trading Corp., Inc. The resultant loss on disposal of $17,204 is reflected in the financial statements as an increase to the loss from discontinued operations.

In 2002, the Company issued notes payable to finance the redemption of a shareholder's interest and other agreements, as follows:

      Convertible note issued                                 $ 3,500,000
      Other note issued                                         1,250,000
      Common stock redemption                                  (1,020,000)
      Letter agreement-reduction of paid-in capital            (2,730,000)
      Debt issuance costs                                        (250,000)
      Other deferred costs-call option                           (250,000)
                                                              -----------
          Cash Proceeds                                       $   500,000
                                                              ===========

In 2002, $1,495,902 in convertible notes payable and $4,098 in accrued interest thereupon were converted for 750,000 shares of common stock.

In 2002, the Company issued 15,639 shares of common stock for services.

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

In 2001, the Company issued 6,100,000 (610,000 as adjusted to reflect reverse stock split) shares of common stock at par to Statesman Group, Inc. a then related party, for a promissory note of $2,440,000.

In 2001, a bank loan for $76,000 was paid off by a former officer of the Company who was a guarantor on the loan. This liability is included in accrued expenses as part of an estimated contingent liability.

In 2001, the Company issued 87,500 shares of common stock for services.

See notes to the consolidated financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

      A. Principals of Consolidation and Nature of Business - The consolidated financial statements include the accounts of Regency Affiliates, Inc. (the "Company"), its wholly owned subsidiaries, Rustic Crafts International, Inc. ("Rustic Crafts") through September 20, 2002 the date that its operating assets were disposed of, Neptune Trading Corp., Inc. ("Neptune") from July 31, 2002, the date of formation, through October 14, 2002, the date of disposition, Speed.com, Inc., its 75% owned subsidiary, Iron Mountain Resources, Inc. ("IMR") since December 13, 2001, its 80% owned subsidiaries, National Resource Development Corporation ("NRDC"), Transcontinental Drilling Company ("Drilling") and RegTransco, Inc. ("RTI") and its 50% owned subsidiary, Glas- Aire Industries Group, Ltd. ("Glas-Aire") through October 1, 2001, the date this interest was disposed of. All significant intercompany balances and transactions have been eliminated in consolidation.

            Regency Affiliates, Inc.'s share of consolidated net assets at December 31, 2002 and 2001 consists principally of cash and cash equivalents of approximately $90,000 and $280,000 respectively, investment in partnerships of approximately $36,433,700 and $30,183,200, respectively, property, plant and equipment of approximately $11,900 and $19,600, respectively, and liabilities of approximately $18,700,000 and $12,100,000, respectively.

      B. Revenue Recognition - The Company's subsidiaries recognize revenue from the sale of goods upon shipment to their respective customers.

      C. Earnings Per Share - Basic earnings per share are computed by dividing net income attributable to common shareholders (net income less preferred stock dividend requirements and periodic accretion if applicable) by the weighted average number of common shares outstanding during the year. Diluted earnings per share computations assume the conversion of the Series B and Junior Series D preferred stock during the period that the preferred stock issues were outstanding. If the result of these assumed conversions is dilutive, the dividend requirements and periodic accretion for the preferred stock issues are reduced (See Note 9). In addition, diluted per share computations assume conversion of convertible debt and stock options outstanding that are "in the money". On February 5, 2002 the Company's stockholders approved a one-for ten reverse stock split of the Company's common stock, par value $0.40 per share, and a decrease in the par value to $0.01 per share. The computation of basic and diluted EPS have been retroactively adjusted for the years ending December 31, 2002 and 2001 to reflect this change in capital structure.

            The weighted average number of shares used in basic earnings per share computations for 2002 and 2001 was approximately 1,911,403 and 1,754,716, respectively. The weighted average number of shares used in the computation of diluted earnings per share for 2002 and 2001 was approximately 3,309,947 and 2,043,952, respectively. The Company's stock was thinly traded in the over-the-counter market on the NASDAQ bulletin board until late 1999. In 2002 and 2001, market prices of $2.23 and $2.56 per share, respectively, were utilized in the conversion formulas for the computation of diluted earnings per share. In 2002 and 2001, if market prices of $1.35 and $2.30 per share, respectively, the lowest bid price of the Company's common shares during the year, were used in the conversion formulas, the weighted average number of shares utilized in the computation of diluted earnings per share would amount to approximately 3,412,082 and 2,055,199 respectively, yielding diluted earnings per share of $.79 and $1.79, respectively.

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

      F. Inventory - Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Market value for raw materials is defined as replacement cost and for work-in-progress and finished products as net realizable value. Inventory is comprised of the following at December 31, 2002 and 2001:

                                                    2002            2001
                                                  --------        --------
      Finished products                           $     --        $646,958
      Work-in-process                                   --           8,793
      Raw materials and supplies                        --         298,158
                                                  --------        --------
                                                  $     --        $953,909
                                                  ========        ========

      G. Property, Plant and Equipment - Property, plant and equipment are carried at cost. Depreciation is provided over the estimated useful lives of the assets by the use of the straight-line and declining balance methods. These items consist of the following at December 31, 2002 and 2001:

                                                  2002             2001
                                               ----------       ----------
      Land                                     $  100,000       $  100,000
      Building                                  1,934,032        2,332,160
      Leasehold improvements                       10,357           77,986
      Machinery and equipment                      43,708          209,605
                                               ----------       ----------
                                                2,088,097        2,719,751
      Accumulated depreciation                     50,820          527,056
                                               ----------       ----------
                                               $2,037,277       $2,192,695
                                               ==========       ==========

            Depreciation expense for the years ended December 31, 2002 and 2001 was $119,301 and $372,837, respectively.

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

            In December, 2001 the aggregate inventory was sold to Iron Mountain Resources, Inc., a 75% owned subsidiary of the company. The purchase price was $18,200,000 and is payable, with interest of 2.46%, in ninety six equal payments of principal and interest commencing December, 2003. The intercompany gain on this transaction has been eliminated in the consolidation process resulting in the aggregate inventory being carried at it's historical cost.

      I. Goodwill - Goodwill resulted from the acquisition of Rustic Crafts in 1997 and Glas-Aire in 1999. The goodwill attributable to Rustic Crafts was being amortized straight-line over a period of 15 years. During the year ended December 31, 2002, the Company recognized goodwill impairment of $487,757 resulting in a balance in goodwill of $0 at year end. Impairment was recognized due to the fact that the market price of the major assets of the business (land, building, improvements) approximated the historical cost basis of those assets and the net cash flows of future operations were projected to be negative. Accumulated amortization was $0 and $256,542 at December 31, 2002 and 2001, respectively.

      J. Debt Issuance Costs - Debt issuance costs are recorded at cost and are being amortized over 60-66 months, the life of the related loans using the effective interest method. Accumulated amortization was $199,580 and $587,361 at December 31, 2002 and 2001, respectively.

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

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies (Continued)

      N. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      O. Reclassifications - Certain reclassifications were made to prior period financial statement presentations to conform with current period presentations.

Note 2. Discontinued Operations

      On November 26, 2002, the Company agreed to dispose of all the net assets and common stock of its wholly-owned subsidiary, Neptune effective October 14, 2002 for nominal consideration, recognizing a loss on disposal of $17,204.

      The entity had been formed on July 31, 2002, and its operations consisted of the purchase and sale of real estate and financing real estate as an originating entity. The purchasers are former directors of the Company.

      On September 30, 2002 the Company's subsidiary, Rustic Crafts, sold all of its operating assets subject to the assumption of certain of its liabilities, recognizing a gain on disposal of $262,550.

      Rustic Crafts received as consideration:

      1. A note for $707,000 with interest at five percent (5%) per annum payable in sixty (60) equal monthly installments of principal and interest, with payments contingent upon quarterly positive cash flows of the buyer.
      2. A note for $400,000 with interest at seven percent (7%) per annum with principal and accrued interest payable on September 30, 2003 absent the occurrence of certain events requiring repayment.
      3.    Payment of $100,000 against its line of credit.
      4.    Payment of $100,000 relating to certain equipment indebtedness.

      Additionally, Rustic Crafts entered into a three year lease with the Buyer for its land and building which it retained, requiring payments of $6,500 per month for a thirty six (36) month term.

      On October 1, 2001 the Company disposed of its greater than fifty percent ownership interest in Glas-Aire. Pursuant to the agreement, entered into on September 17, 2001 and amended on October 1, 2001, the Company exchanged 1,215,105 shares of common stock of Glas-Aire, representing approximately 50% of the issued and outstanding shares of Glas-Aire, for $2,500,000 plus 4,040,375 of Regency's common stock, or approximately 23% of its issued and outstanding shares. As a result of the transaction, neither the Company or Glas-Aire owns any stock of the other. Regency recognized a gain of $1,818,820 as follows:

      Cash received                                                                            $ 2,500,000
      Net Assets of Glas-Aire at October 31, 2001                              (1,694,991)
      Elimination of minority interest and unamortized goodwill                 1,013,811         (681,180)
                                                                              -----------      -----------
         Gain on Disposition                                                                   $ 1,818,820
                                                                                               ===========

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 2. Discontinued Operations (Continued)

      The results of these businesses have been reflected as discontinued operations in the accompanying financial statements. For the years ended December 31, 2002 and 2001, revenues and net income (loss) attributable to such discontinued operations through the date of disposition amounts to $1,829,242, $(628,447), $10,835,726 and $(371,825), respectively.

Note 3. Investment in Partnerships

      In November 1994, the Company purchased, for $350,000 a limited partnership interest in Security Land and Development Company Limited Partnership ("Security"), which owns and operates an office complex. The Company has limited voting rights and is entitled to be allocated 95% of the profit and loss of Security until October 31, 2003 (the lease termination date of sole tenant of the office complex) and 50% thereafter. The Company is entitled to 95% of operating cash flow distributions, as defined, until October 31, 2003, which are expected to be limited in amount, and 50% thereafter.

      For the years ended December 31, 2002 and 2001 the Company's income from its equity investment in Security was $6,154,678 and $5,418,197, respectively. These funds, however, are principally committed to the amortization of the outstanding principal balance on Security's real estate mortgage and, while the Company's equity investment has increased to $36,034,453 at December 31, 2002 Security does not provide liquidity to the Company in excess of an annual management fee. For the years ended December 31, 2002 and 2001, the Company earned $104,303 and $109,793, respectively, for management services provided to Security.

      Security was organized to own and operate two buildings containing approximately 717,000 net rentable square feet consisting of a two-story office building and a connected six-story office tower. The buildings were purchased by Security in 1986 and are located on approximately 34.3 acres of land which is also owned by Security. The buildings have been occupied by the United States Social Security Administration's Office of Disability and International Operations for approximately 30 years under leases between the United States of America, acting by and through the General Services Administration ("GSA"). Effective November 1, 1994, Security and the GSA entered into a nine-year lease for 100% of the building. The lease, among other provisions, required substantial renovations and improvements to the building, which were completed in 1998. Security has received an opinion of the Assistant General Counsel to the GSA that lease payments are not subject to annual appropriation by the United States Congress and the obligations to make such payments are unconditional general obligations of the United States Government.

      In March 2003, the General Services Administration agreed to extend the terms of the lease through October 31, 2018 (see Note 17). In addition, in April 2003 the Company entered into an amendment to the partnership agreement for Security (see Note 17).

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 3. Investment in Partnerships (Continued)

      The Company accounts for the Investment in Partnerships using the equity method, whereby the carrying value of these investment are increased or decreased by the Company's allocable share of book income or loss. The investment in Security included in the Consolidated Balance Sheets at December 31, 2002 and 2001 was $36,034,453 and $29,984,078, respectively.
      The undistributed earnings from the Company's equity investment in the Partnership as of December 31, 2002 and 2001 amounted to $35,684,453 and $29,634,078, respectively.

      Summarized financial information for Security is as follows:

                                                              2002             2001
                                                          ------------     ------------
      Balance Sheet Data
        Cash and receivables                              $  1,288,550     $  1,072,657
        Restricted cash                                      3,428,052        3,940,057
        Real estate, net                                    41,364,823       43,343,491
        Other assets                                           544,482          405,615
                                                          ------------     ------------

            Total assets                                    46,625,907       48,761,820
                                                          ============     ============

        Accounts payable and accrued expenses                  388,503          325,515
        Project note payable                                 8,364,643       16,185,097
        Other liabilities                                      825,720        1,777,576
                                                          ------------     ------------

            Total liabilities                                9,578,866       18,288,188

        Partners' capital:
            Regency Affiliates, Inc.                        36,034,453       29,984,078
            Other partners                                   1,012,588          489,554
                                                          ------------     ------------
               Total partners' capital                      37,047,041       30,473,632
                                                          ------------     ------------

               Total liabilities and partners' capital    $ 46,625,907     $ 48,761,820
                                                          ============     ============

                                                              2002             2001
                                                          ------------     ------------
      Statement of Operations Data
        Revenues                                          $ 13,622,613     $ 13,690,444
        Expenses                                             6,065,825        6,261,611
                                                          ------------     ------------
        Net operating income                                 7,556,788        7,428,833
        Other expenses                                      (1,078,180)      (1,725,468)
                                                          ------------     ------------
        Net income                                        $  6,478,608     $  5,703,365
                                                          ============     ============

See Note 14. Contingencies, Risks and Uncertainties related to the Company's investment in Security.

      Effective November 30, 2000 the Company invested $10,000 for a 5% limited partnership interest in 1500 Wood Lawn Limited Partnership, the general partner of Security. The Company recognized income of $200,000 and $189,268 in 2002 and 2001, respectively, from this investment.

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 4. Loan Receivable

      On November 4, 2002, the Company paid $200,000 to PNC Bank in settlement of closing costs that were the obligation of RCI Wood Products, Inc. ("RCI") as the buyer in connection with the sale of the operating assets of Rustic Crafts. In addition, fees and reimbursable expenses were added to the amount advanced, bringing the total amount receivable to $250,000 at December 31, 2002. The loan has been paid in full.

Note 5. Notes Receivable

      Pursuant to the sale of the net operating assets of the Company's subsidiary, Rustic Crafts, on September 30, 2002, Rustic obtained notes receivable. At December 31, 2002, these notes consist of the following:

      Note receivable, 5% per annum, with monthly
         payments of principal and interest of $13,342, due
         9/30/07                                                   $  707,000
      Note receivable, 7% per annum; accrued interest and
         principal due 9/30/03                                        400,000
                                                                   ----------
            Total                                                  $1,107,000
                                                                   ==========

      Payments on the 5% note are contingent upon the quarterly positive net cash flows of the buyer, as defined by generally accepted accounting principles. The 7% note is subject to a mandatory prepayment provision. Accrued interest receivable at December 31, 2002 is $15,707. No payments have been made as of December 31, 2002.

Note 6. Notes Payable - Banks

      The Company's subsidiary, Rustic Crafts, had established a $1,000,000 line of credit with PNC Bank. The accounts receivable, inventory and other assets, such as property and equipment, of Rustic Crafts were pledged as collateral to secure the line of credit.

      On July 31, 2002, the extended date of expiration for the line of credit, the Company continued negotiations for further extension or renewal. On November 4, 2002, the Company executed an agreement with PNC Bank, under which the Company was obligated to pay $540,000 to the bank by December 15, 2002. Due to further default on this agreement, the Bank proposed to allow the Company to cure this default; $165,000 of such amount has been paid to date. The Company is obligated to pay down an additional $375,000 by June 30, 2003 and to transfer 50% of proceeds from notes receivable payments from RCI (see Note 5) to PNC Bank to pay down additional debt (any such payments would reduce the balance due in June 2003). The balance of this debt is due (with accrued interest) on or before September 30, 2003.

      Due to the disposition of the net operating assets of Rustic Crafts in September 2002, $100,000 was paid and any existing debt retained by Rustic Crafts, as subsidiary, is secured by the land and building retained by the subsidiary. The line bears interest at 9.75% at December 31, 2002, and is guaranteed by the Company. At December 31, 2002 and 2001, the amounts outstanding under the line of credit were $798,938 and $906,977, respectively. These amounts are shown as current in the accompanying financial statements as any principal is payable upon demand.

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 7. Notes Payable - Other

      To finance the redemption under the Redemption Agreement of October 16, 2002 whereby all shares owned by Statesman were redeemed, the Company issued two notes, which consist of the following at December 31, 2002:

      5% Convertible Promissory Note, due 10/16/12,
         accruing interest compounded annually                      $  2,004,098
      9% Promissory Note, due 10/16/07, accruing
         interest compounded annually                                  1,250,000
                                                                    ------------
            Total                                                   $  3,254,098
                                                                    ============

      On November 7, 2002, $1,500,000 of principal and accrued interest on the 5% Convertible Promissory Note were converted for 750,000 shares of common stock at $2 per share. Any current or future principal and interest under the Convertible Promissory Note may be converted into common shares of the Company at a conversion rate of $2 per share. The Promissory Note requires prepayment in the event of certain occurrences related to Security.

      Total proceeds at October 16, 2002 from the above notes amounted to $4,750,000 and were utilized as follows:

      Payment to Statesman Group in redemption of shares of
         common stock                                                 $1,020,000
      Payment to Statesman Group under Letter Agreement for
         modifications related to Statesman's ownership of
         preferred stock                                               2,730,000
      Debt issuance costs                                                250,000
      Payment to Statesman Group pursuant to call option to
         purchase Statesman's 20% interest in NRDC                       250,000
      Net proceeds paid to Company                                       500,000
                                                                      ----------
            Total Proceeds                                            $4,750,000
                                                                      ==========

      In connection with the redemption described above, the Company entered into a Contingent Payment Agreement with William R. Ponsoldt, Sr., the former President and Chief Executive Officer of the Company, whereby payment of $1,508,000 of accrued compensation owed to Mr. Ponsoldt by the Company became subject to the satisfaction of certain conditions precedent.

      At December 31, 2002, the Company had outstanding $130,036 of demand notes bearing interest at 7% per annum, payable upon full repayment of principal. The holders of the demand notes are entities affiliated with Statesman Group, a former shareholder of the Company.

      Total maturities of notes payable-other are as follows:

      Year Ending December 31,
            2003                                        $    130,036
            2004                                                  --
            2005                                                  --
            2006                                                  --
            2007                                           1,250,000
            Thereafter                                     2,004,098
                                                        ------------
                                                        $  3,384,134
                                                        ============

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 8. Long-Term Debt

      KBC Bank Loan - On June 24, 1998, the Company refinanced the long-term debt previously outstanding with Southern Indiana Properties, Inc. ("SIPI") and entered into a Loan Agreement (the "Loan") with KBC Bank N.V. ("KBC"). Under the terms of the Loan Agreement, KBC advanced $9,383,320. The due date of the Loan is November 30, 2003 with interest at the rate of 7.5% compounded semi-annually on each June 1 and December 1, commencing December 1, 1998. The interest may be paid by the Company in cash on these semi-annual dates or the Company may elect to add the interest to the principal of the Loan then outstanding. As of December 31, 2002 and 2001, the amount outstanding under the Loan was $13,086,683 and $12,089,931, respectively, including $3,703,363 and $2,706,611 of interest, through December 31, 2002 and 2001, respectively.

      The Loan is secured by all of the Company's interest in Security, including the Company's interest in all profits and distributions, other than the payment of management fees and all of the Company's rights, powers, and remedies under the Security Land and Development Company Limited Partnership Agreement as amended and restated. The security agreement requires the Company to maintain a certain ratio of debt to equity. At any time, the Company may prepay the entire principal balance of the Loan, plus accrued and unpaid interest, plus a make-whole premium as defined in the Loan Agreement, if any.

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

      Mortgage Loan - On March 25, 1998, Rustic Crafts purchased a building of 126,000 square feet located in Scranton, Pennsylvania. The purchase of this facility was funded in part by a first mortgage term loan in the amount of $960,000, guaranteed by the Company. The first mortgage term loan is payable in consecutive monthly installments over 10 years with a 20 year amortization. The balance outstanding at December 31, 2002 and 2001 was $856,276 and $878,193, respectively.

      Equipment Loans - In connection with the purchase of the building described above, PNC Bank loaned the Company a total of $767,000 to finance the acquisition of new equipment and to install such equipment in the facility. Principal payments on one loan of $604,000 began in March 2000 and will continue for 120 months in amounts sufficient to amortize the outstanding balance over twenty years from March 2000. In March 2000 the interest rate changed to the average weekly yield on U.S. Treasury Bills, plus 200 basis points. The remaining loan in the original amount of $163,500 is payable in equal monthly installments of $2,518. The outstanding balance of these loans was $618,716 and $675,766 at December 31, 2002 and 2001, respectively.

      In June 1999, Rustic Crafts obtained an additional loan from PNC Bank for the purpose of funding additional equipment purchases and working capital in the amount of $156,000. The loan is payable in equal monthly installments, including principal and interest, of $3,153. The outstanding balance was $83,598 and $89,433 at December 31, 2002 and 2001, respectively.

      The interest rates on the mortgage loan and the equipment loan vary from 9.25% to 12.75% as of December 31, 2002.

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 8. Long-Term Debt (Continued)

      Rustic Crafts' real and personal property, equipment, accounts receivable, inventory and other general intangibles are pledged as security for the loans. The loans are also guaranteed by Regency Affiliates, Inc., the parent company.

      Required annual principal payments (based on the current carrying value of debt securities) on long-term debt at December 31, 2002 are:

                   2003                                      13,353,260
                   2004                                         268,782
                   2005                                         272,137
                   2006                                         268,898
                   2007                                         292,864
                   Thereafter                                   189,332
                                                           ------------
                                                           $ 14,645,273
                                                           ============

Note 9. Serial Preferred Stock

      At December 31, 2002 and 2001, the Company had 5,000,000 authorized shares of $.10 par value serial preferred stock. Serial preferred stock at December 31, 2002 and 2001, all of which is convertible (other than Series
      C) and cumulative, consists of:

      Mandatory Redeemable Shares - Series E, $100 stated value, 12.5% cumulative

                                                                 Shares                                  Value
                                                    --------------------------------       ---------------------------------
                                                      Designated       Outstanding            Carrying         Liquidation
                                                    ---------------   --------------       ---------------   ---------------
     Balance, December 31, 2001                             566,400               --       $            --   $            --
                                                    ===============   ==============       ===============   ===============

     Balance, December 31, 2002                             566,400               --       $            --   $            --
                                                    ===============   ==============       ===============   ===============

Redeemable Shares at Company's Option

                                             Shares                                       Value
                                --------------------------------   ------------------------------------------------------
                                                                                          2002                  2001
                                  Designated       Outstanding        Carrying         Liquidation          Liquidation
                                ---------------   --------------   ---------------   ---------------       --------------
Series C, $100 stated
  value, cumulative                     210,000          208,850   $       229,136   $    20,885,000 (a)   $   20,885,000 (a)

Series B, $10 stated
  value, 6% cumulative                  370,747          370,747           566,912         3,707,470            3,707,470

Junior Series, D, $10
  stated value,
  7% cumulative                          26,000           25,694           256,940           382,842 (b)          382,842 (b)
                                ---------------   --------------   ---------------   ---------------       --------------
                                        606,747          605,291   $     1,052,988   $    24,975,312       $   24,975,312
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

      (b) The liquidation value of the Junior Series D shares includes accrued and unpaid dividends of $0 at December 31, 2002 and 2001.

      Series C. - The Series C shares were issued on July 7, 1993 as part of the transaction to acquire an 80% interest in NRDC. The cumulative dividend right is equal to 20% (not to exceed $500,000) of annual after tax earnings of NRDC. At the Company's option, the Series C may be redeemed at the lesser of (a) the stated value plus accrued and unpaid dividends or
      (b) the fair market value of the common stock interest acquired by the Company in NRDC. At the Company's option, the redemption price may be satisfied by the delivery of the shares in NRDC owned by the Company.

      Also, on October 16, 2002, the Company entered into agreements with Statesman providing for the amendment to the Company's Series C Preferred Stock and certain restrictions relating to Statesman's future ownership of an interest in the Company and Statesman's ability to issue or transfer beneficial interests in Statesman, in exchange for a payment to Statesman of $2,730,000. The payment is recorded as a reduction in paid-in capital in the accompanying financial statements.

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

Note 10. Stock Options/Stock Option Plans

      Effective June 3, 1997, the Company issued options to purchase 6.1 million (pre-2002 10-1 reverse split) shares of common stock to Statesman Group, Inc. The options were issued to Statesman in order to secure the release of Mr. William R. Ponsoldt, Sr. to serve as President and Chief Executive Officer of the Company and to recognize in part, the amendment to the Series C preferred shares under which Statesman forfeited certain common stock conversion rights with respect thereto. Statesman also agreed to provide loan guarantees not to exceed the sum of $300,000 upon the request of the company and a showing of reasonable need. Statesman and/or its affiliated interests have provided loan guarantees and/or unsecured prime interest rate direct loans to the Company exceeding $2,000,000 since June 1997.

      On October 15, 2001 the Statesman Group, Inc. (Statesman) exercised in full its option, which had been granted in 1997, to acquire 610,000 post-reverse-split shares of the Company's common stock. The exercise was made pursuant to an agreement which provided for (1) a purchase price at $0.40 per share (par value) rather than the formula price in the option, which would have yielded 25% less to the Company, (2) the execution of a note from Statesman to the Company in the principal amount of $2,440,000 payable in five years with interest to accrue at the prevailing prime rate and (3) the obligation to be collateralized by the 610,000 post-reverse-split common shares of the Company purchased upon exercise of the option as well as the 20% remaining interest in the Company's 80% owned subsidiary, NRDC.

      On October 16, 2002, the Company redeemed the 709,742 shares of common stock of the Company owned by Statesman for $1,020,000. As a result of such transaction, Statesman is no longer a related party. The excess over par value of these shares is treated as a charge against additional paid-in capital in the accompanying financial statements.

      Also, the Company acquired from Statesman a three year option to acquire Statesman's 20% interest in NRDC exercisable by delivery to Statesman of the aforementioned $2,440,000 note. The Company acquired the option by paying Statesman $250,000, amending the note (and underlying pledge agreement) to limit recourse and transferring to Statesman certain office furniture and equipment. The payment has been recorded as a deferred cost in the accompanying financial statements.

      In each of 2002 and 2001, the Company issued 5,000 and 7,000 (post-split adjusted) non-qualified common stock options at a per share exercise price of $1.60 (2002 options) and $4.00 (2001 options) respectively, in accordance with a Director's Compensation Program approved by the shareholders in 1999. The 2002 and 2001 options will vest completely on February 5, 2003, and are exercisable until August 5, 2007 (2002 options) and 2006 (2001 options), respectively.

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 10. Stock Options/Stock Option Plans (Continued)

      The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for options. The Company has elected to treat these option awards to directors as employee based compensation and therefore has not recorded the estimated value of these options in the accompanying statement of operations. The fair value of the Company's stock-based compensation to directors was estimated using the Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. The Company's stock-based compensation has characteristics significantly different from those traded options and changes in the subjective input can materially affect the fair value estimate. The fair value of the Company's stock awards was estimated assuming the following assumptions: no expected dividends, risk free interest rate of 3.5% expected average life of approximately 2.5 to 5 years and expected stock price volatility of 90% in 2002 and 90% in 2001. The weighted average fair value of options granted was $1.14 during 2002 and $2.19 during 2001.

      Had compensation cost for the options been determined based on the fair value at the grant dates for the awards, net income and net income per common share basic and diluted would have been as follows for 2002:

                                                   As Reported       Pro Forma
                                                  -------------    -------------
      Net income                                  $   2,692,528    $   2,678,228
      Net income attributable to common shares        2,692,528        2,678,228
      Net income per common share:
        Basic                                              1.41             1.40
        Diluted                                             .81              .81

      The following is a summary of the status of the Company's options for 2002:

                                                                     Average
                                                                    Exercise
                                                       Options        Price
                                                       -------      --------
      Outstanding at beginning of year                  25,000       $ 7.49
      Issued                                             5,000         1.60
      Cancelled                                             --           --
                                                        ------       ------
      Outstanding at end of year                        30,000       $ 6.51
                                                        ======       ======

The following table summarizes information about options outstanding at December 31, 2002:

      Number of outstanding and exercisable                   30,000   shares
      Average remaining contractual life                        3.08   years
      Exercise price                                     $1.60-$9.30   per share

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 10. Stock Options/Stock Option Plans (Continued)

      Had compensation cost for the options been determined based on the fair value at the grant dates for the awards, net income and net income per common share basic and diluted would have been as follows for 2001:

                                                   As Reported        Pro Forma
                                                  -------------    -------------
      Net income                                  $   3,673,682    $   3,658,282
      Net income attributable to common shares        3,673,682        3,658,282
      Net income per common share:
        Basic                                               .21              .21
        Diluted                                             .18              .18

      The following is a summary of the status of the Company's options for 2001:

                                                                    Average
                                                                   Exercise
                                                        Options      Price
                                                        ------     --------
      Outstanding at beginning of year                  18,000       $8.85
      Issued                                             7,000        4.00
      Cancelled                                             --          --
                                                        ------       -----
      Outstanding at end of year                        25,000       $7.49
                                                        ======       =====

      The following table summarizes information about options outstanding at December 31, 2001:

      Number of outstanding and exercisable                   25,000   shares
      Average remaining contractual life                           4   years
      Exercise price                                     $.40 - $.93   per share

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

      At December 31, 2002 and 2001, the Company's net deferred tax asset, utilizing a 36% effective tax rate, consists of:

                                                  2002            2001
                                              -----------     -----------
      Deferred tax assets:
        Investment partnership earnings       $ 2,714,000     $ 2,418,000
        Net operating loss carry forward        1,111,000       2,552,000
        Alternative minimum tax credits           493,000         493,000
        Valuation allowance                    (4,318,000)     (5,463,000)
                                              -----------     -----------

            Subtotal                          $        --     $        --
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

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 11. Income Taxes (Continued)

      For regular federal income tax purposes, the Company has remaining net operating loss carryforwards of approximately $6,000,000. These losses can be carried forward to offset future taxable income and, if not utilized, will expire in varying amounts beginning in the year 2003. The Company's tax returns have not recently been examined by the Internal Revenue Service ("Service") and there is no assurance that the Service would not attempt to limit the Company's use of its net operating loss and tax credit carryforwards.

      For the years ended December 31, 2002 and 2001, the tax effect of net operating loss carryforwards reduced the current provision for regular Federal income taxes by approximately $969,310 and $1,375,226, respectively. At December 31, 2002 and 2001, the Company has provided $(58,065) and $180,000, respectively, for taxes, which relate to federal taxes, including alternative minimum tax liabilities (See Note 14) and state income taxes.

      The provision (benefit) for income taxes is as follows:

                                                    2002            2001
                                                 ---------       ---------
      Current                                    $ (58,065)      $ 180,000
      Deferred                                          --              --
                                                 ---------       ---------
                                                 $ (58,065)      $ 180,000
                                                 =========       =========

Note 12. Employment Agreements

      On June 3, 1997, the Company entered into an Employment Agreement with William R. Ponsoldt, Sr., which provided for a base salary in annual installments, in advance, of $250,000 each, which salary was adjusted on January 1 of every year by any increase since the previous January 1 in the Consumer Price Index ("CPI") for All Urban Consumers, U.S. city average, as published by the U. S. Department of Labor Bureau of Labor Statistics. As additional salary, Mr. Ponsoldt is to receive an amount equal to 20% of the Company's increase in quarterly common stock net worth, which is defined to be the difference between (i) total shareholders' equity and (ii) any shareholders' equity accounts relating to preferred stock. At December 31, 2002 and 2001, approximately $1,280,000 and $786,000, respectively, of additional salary is included in accrued expenses in the consolidated balance sheets. The Agreement provides that Mr. Ponsoldt will not compete with the Company for a two year period following the termination of his employment and provides for indemnification under certain circumstances. On October 16, 2002, Mr. Ponsoldt resigned his position as director of the Company, and thereby terminated the Employment Agreement. Mr. Ponsoldt will serve to assist in the transition to new management and provide consulting for one year from the resignation date, without compensation. Any disputes between the Company and Mr. Ponsoldt under the Agreement are to be resolved through arbitration.

      In connection with the redemption of Statesman's interest, each of the Company's directors resigned effective October 28, 2002 with successors appointed by Royalty Holdings, LLC ("Royalty"), the holder of certain notes payable (Note 7). Simultaneously, all officers of the Company resigned and were replaced by Laurence S. Levy (an affiliate of Royalty) as CEO and Neil Hasson (an affiliate of Royalty) as CFO and Secretary. On October 16, 2002, the Company entered into Employment Agreements with Mr. Levy and Mr. Hasson, with terms as follows:

            Laurence S. Levy - base salary of no less than $150,000 per annum, discretionary annual bonus, options to purchase 25,000 shares of common stock at an exercise price of $1.35 per share, benefits, expense reimbursement and insurance (including, but not limited to, life, travel accident, health).

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 12. Employment Agreements (Continued)

            Neil Hasson - base salary of no less than $50,000 per annum, discretionary annual bonus, options to purchase 25,000 shares of common stock at an exercise price of $1.35 per share, benefits, expense reimbursement and insurance (including, but not limited to, life, travel accident, health).

      On November 22, 2002, Mr. Hasson resigned as Secretary of the Corporation and the position was filled by Carol Zelinski.

Note 13. Related Party Transactions

      On November 2, 2001 L. J. Horbach, a director of the Company through December 5, 2001, purchased from Mid City Bank a certain promissory note of the Company for $71,109, as to which he had been a guarantor. On December 14, 2001 the Company initiated legal proceedings against Mr. Horbach claiming that Mr. Horbach, without proper authority, borrowed $100,050 from Mid City Bank and converted all or part of the proceeds from the loan for his benefit. In addition, the Company alleges breach of fiduciary duties by Mr. Horbach in connection with these transactions. Thereafter, on February 7, 2002, Mr. Horbach filed suit against the company seeking to collect both the principal amount of the note and accrued interest which amounted to, collectively, $82,978. The Company is vigorously defending this litigation.

      On October 16, 2002, the Company redeemed all the shares of common stock of the Company owned by Statesman pursuant to the terms of a Redemption Agreement, dated October 16, 2002, between the Company and Statesman.

      The Company funded the redemption from the proceeds of an aggregate of $4,750,000 borrowed from Royalty Holdings, LLC (the "Lender"), an affiliate of Messrs. Levy and Hasson, in exchange for two notes - a $3,500,000 5% Convertible Promissory Note due October 16, 2012 and a $1,250,000 9% Promissory Note due October 16, 2007. Both notes allow interest to accrue without current payment. The principal and interest under the Convertible Promissory Note may be converted into Common Stock at a conversion rate of $2.00 per share. On November 7, 2002, the Lender converted $1,495,902 of the principal amount of the Convertible Promissory Note plus accrued interest into 750,000 shares of Common Stock. The 9% Promissory Note must be prepaid upon the receipt by the Company of sufficient proceeds from its investment in Security Land and Development Company Limited Partnership after discharge of certain pre- existing indebtedness of the Company.

      In connection with the redemption, effective October 28, 2002, each of the former directors of the Company resigned and the four current directors were appointed to serve as the successor members of the Board of Directors. In addition, simultaneously with the redemption, all of the officers of the Company resigned and were replaced by designees of the Lender.

      In connection with the redemption, the Company acquired from Statesman a three year option to purchase the 20% stock interest in NRDS held by Statesman. To exercise the option, the Company must deliver to Statesman for cancellation the $2.44 million note issued to the Company by Statesman in October 2001. As consideration for the option, the Company (i) paid Statesman $250,000, (ii) amended the note and related pledge agreement to limit the Company's recourse under the note and (iii) transferred to Statesman certain office furniture and equipment owned by the Company.

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 13. Related Party Transactions (Continued)

      In connection with the redemption, the Company entered into a Contingent Payment Agreement with William R. Ponsoldt, Sr., the former President and Chief Executive Officer of the Company, whereby payment of $1,508,000 of accrued compensation owed to Mr. Ponsoldt by the Company became subject to the satisfaction of certain conditions precedent. The Company also entered into an agreement with Statesman providing for (i) an amendment to the Certificate of Designations of the Series C Preferred Stock for the Company and (ii) certain limitations on the ability of Statesman to issue or transfer shares or other beneficial interests in Statesman or to sell, transfer, purchase or acquire any capital stock of the Company, in each case without first receiving written confirmation from the Company that such issuance or transfer would not adversely affect the Company's ability to utilize its net operating loss carryforwards. The Company paid Statesman an aggregate amount of $2,730,000 in consideration of the foregoing agreements.

      See Note 12 for a description of Employment Agreements entered into with certain current and past members of the Company's management, Note 10 for a description of certain option grants and related transactions and Note 7 for certain loans from affilates of Statesman.

Note 14. Contingencies, Risks and Uncertainties

      The Company is subject to numerous contingencies, risks and uncertainties including, but not limited to, the following that could have a severe impact on the Company:

      (i) The Company currently does not generate positive cash flow as the current activities of the Company do not, in and of themselves, generate sufficient cash flow to cover its corporate operating expenses and thus the Company must rely on its cash reserves and other sources to fund these expenses. The Company's ability to continue in existence is partly dependent upon its ability to attain satisfactory levels of operating cash flows.

      (ii) The Company currently lacks the necessary infrastructure at the site of the Groveland Mine in order to permit the Company to make more than casual sales of the aggregate (See Note 1.H).

      (iii) An unsecured default in the Lease or sudden catastrophe to the Security West Building from uninsured acts of God or war could have a materially adverse impact upon the Company's investment in Security Land and Development Company Limited Partnership and, therefore, its financial position and results of operations (See
            Note 3).

      (iv) In May 2002, a complaint in the form of a class action and a derivative action, was instituted against the Company, its officers and its directors. The complaint alleges the undertaking of various actions taken from 1993 to the present, which comprise a fraudulent scheme violative of the Board's fiduciary duties to the Company's shareholders. The Company intends to vigorously contest the allegations made in the complaint. In addition, in December 2002, the plaintiffs were granted leave to file an amended complaint, which would include additional allegations and additional parties. As of December 31, 2002, an estimate of contingent liability cannot reasonably be made.

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 14. Contingencies, Risks and Uncertainties (Continued)

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

Note 15. Lease Commitments

      Regency leases office space and is committed to the minimum lease payment of $34,048 through July 31, 2002 under an operating lease for premises. Rent expense was $32,778 and $38,340 for the years ended December 31, 2002 and 2001, respectively.

Note 16. Quarterly Information (Unaudited)

                                      First Quarter                                   Second Quarter
                       ---------------------------------------------    ---------------------------------------------
                            2002           2001             2000             2002           2001             2000
                       -------------  -------------    -------------    -------------  -------------    -------------
Net sales              $     502,883  $   3,385,072    $   2,139,499    $     405,750  $   3,209,359    $   2,971,112
Net income                   681,212        454,012          393,252          618,297        791,821          439,350
Earnings per share:
      Basic                      .35            .03              .03              .32            .06              .03
      Diluted                    .35            .03              .03              .32            .06              .03

                                      Third Quarter                                   Fourth Quarter
                       ---------------------------------------------    ---------------------------------------------
                            2002           2001             2000             2002           2001             2000
                       -------------  -------------    -------------    -------------  -------------    -------------
Net sales              $     425,647  $   3,358,715    $   4,268,915    $       6,102  $     932,619    $   4,963,087
Net income                   616,513        670,172          585,023          776,506      1,757,677          737,629
Earnings per share:
      Basic                      .32            .05              .04              .41            .07              .06
      Diluted                    .32            .05              .04              .23            .04              .04

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 17. Subsequent Events

      On January 7, 2003, the plaintiffs in the class action derivative lawsuit in respect of the Company that was originally filed in May 2002, filed an amended complaint against the original defendants and added as defendants Mr. Laurence Levy, Royalty Management, Inc., and Royalty Holding, LLC ("Royalty Defendants"). The Amended Complaint was filed under seal, pursuant to a protective order entered by the Court on August 29, 2002, allegedly to prevent disclosure of the Company's confidential information. The Amended Complaint is similar to the original complaint in most respects, continuing the original allegations made against the Original Defendants, but it also alleges that the recapitalization had given rise to additional breaches of fiduciary duties and violations of RICO by the Original Defendants and the Royalty Defendants. The Amended Complaint also purports to claim that the recapitalization constituted a fraudulent conveyance. The Amended Complaint seeks compensatory damages, costs, interest and attorneys' fees against all Defendants, treble damages against Ponsoldt, Sr., Statesman and the Royalty Defendants, and also punitive damages against Ponsoldt, Sr. and Statesman. Plaintiffs also pray for a declaration that all stock issued to Statesman, Ponsoldt, Sr., or their affiliates is void, and they ask that the recapitalization, the redemption of Statesman's stock and the issuance of shares to Royalty Holdings be set aside as a fraudulent conveyance.

      On March 6, 2003, the Original Defendants again filed motions to dismiss the Amended Complaint for lack of personal jurisdiction and improper venue, and for failure to allege claims on which relief could be granted. Royalty Defendants also filed motions to dismiss on the same date, asserting similar grounds. The motions are pending.

      On January 14, 2003, Alex Y. W. Ding, plaintiff in legal proceedings in the Supreme Court of British Columbia with regard to the disposition of the Glas-Aire subsidiary, wholly discontinued his proceedings against all defendants, thereby withdrawing his complaint.

      In March 2003, the General Services Administration of the United States agreed to extend the lease term of the building owned by Security until October 31, 2018. The extended lease provides for a fixed annual gross rent of approximately $12,754,000 (or approximately $17.79 per square foot). Security is responsible for all operating expenses of the building as well as for upgrading certain of the building's common areas.

      Pursuant to a License Agreement entered into in March 2003, Royalty Management, Inc., which is wholly- owned by Laurence Levy, the Company's President and a director, provides New York City office space, office supplies and services to the Company for $100,000 per year.

      In order to satisfy the Company's immediate working capital needs, in March 2003, the Company obtained a credit facility from Royalty Holdings LLC, an affiliate of Messrs. Levy and Hasson, pursuant to which the Company may borrow an aggregate of up to $300,000 from Royalty. Amounts borrowed under the facility are evidenced by a demand note which bears interest at a rate of 8% per annum. The principal amount outstanding under the facility as of April 12, 2003 is $100,000.

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 17. Subsequent Events (Continued)

      In April 2003, the Company entered into an amendment to the partnership agreement for Security. Under the amendment, the net proceeds of a loan to Security will be distributed to the Company and the non- Regency partners on a 50/50 basis, provided that such allocation would result in a minimum distribution to the Company of $39,000,000 (a "qualified financing"). The amendment also provides that, following a qualified financing, the Company will be entitled to (i) 95% of Security's distributions of cash flow until it has received $2,000,000 of such distributions, and thereafter 50% of such distributions, (ii) once it has received $2,000,000 of cash flow distributions, a $180,000 annual management fee and (iii) a 50% interest in all other distributions from Security. The foregoing percentages are inclusive of the Company's interest as a limited partner in 1500 Woodlawn. The amendment is being held in escrow pending consummation of a qualified financing, and will not become effective if a qualified financing is not consummated on a prior to August 5, 2003.