Form 10QSB
period 2003-03-31
REGENCY AFFILIATES INC
filed 2003-05-20
CIK 99249

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                          COMMISSION FILE NUMBER 1-7949

                            REGENCY AFFILIATES, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                               72-0888772
                  --------                               ----------
     (State or other jurisdiction of        (IRS Employer Identification Number)
      Incorporation or organization)

610 Jensen Beach Blvd., Jensen Beach, Florida               34957
---------------------------------------------               -----
  (Address of principal executive offices)                (Zip Code)

Registrant's Telephone Number, including Area Code  (772) 334-8181
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of May 15, 2003 there were 1,996,271 shares of the $ .01 Par Value Common Stock outstanding.

Transitional Small Business Disclosure Form (check one): Yes |_| No |X|

                    Regency Affiliates, Inc. and Subsidiaries
                        Index to the Financial Statements

                                                                           Page

Part I - Financial Information (Unaudited)

         Item 1.  Financial Statements

                  Consolidated Balance Sheets..............................3-4

                  Consolidated Statements of Operations....................5

                  Consolidated Statements of Cash Flows....................6-7

                  Notes to Consolidated Financial Statements...............8-10

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition And Results of Operations......................10-15

         Item 3.  Quantitative and Qualitative Disclosure About
                  Market Risk..............................................15

         Item 4.  Controls and Procedures..................................15

Part II - Other Information (Unaudited)

         Item 1.  Legal Proceedings........................................16-18

         Item 2.  Changes in Securities and Use of Proceeds................18

         Item 3.  Defaults Upon Senior Securities..........................18

         Item 4.  Submission of Matters to a Vote of Security Holders......18

         Item 5.  Other Information........................................18

         Item 6.  Exhibits and Reports on Form 8-K.........................18-19

Signatures.................................................................20

                   Regency Affiliates, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                       March 31,    December 31,
                                                         2003           2002
                                                      -----------   -----------
                                                      (Unaudited)    (Audited)
                                                      -----------   -----------
Assets
  Current Assets
      Cash and Cash Equivalents                       $    58,309   $   101,041
      Accounts receivable, net of allowance                    --           225
      Loan receivable                                          --       250,000
      Accrued receivables                                 211,863       164,374
      Notes receivable - current                          593,907       560,573
      Income taxes receivable                                  --        11,149
      Other current assets                                 20,308        14,710
                                                      -----------   -----------
         Total current assets                             884,387     1,102,072

  Notes receivable, net of current portion                513,093       546,427

  Property, Plant and Equipment, Net                    2,016,978     2,037,277

  Investment in partnerships                           37,903,338    36,433,721

  Other Assets
      Aggregate inventory                                 833,453       833,611
      Debt issuance costs, net of amortization            352,973       412,731
      Deferred costs                                      250,000       250,000
      Other                                                 1,373         1,373
                                                      -----------   -----------
         Total other assets                             1,437,799     1,497,715
                                                      -----------   -----------

         Total Assets                                 $42,755,595   $41,617,212
                                                      ===========   ===========

The accompanying notes are an integral part of these financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                                      March 31,          December 31,
                                                                                        2003                 2002
                                                                                    ------------         ------------
                                                                                     (Unaudited)           (Audited)
                                                                                    ------------         ------------
Liabilities and Shareholders' Equity
  Current Liabilities
      Current portion of long-term debt                                             $ 13,632,272         $ 13,353,260
      Note payable - banks                                                               798,210              798,938
      Current portion of notes payable - other                                           130,036              130,036
      Accounts payable                                                                   309,620              365,252
      Accrued expenses                                                                 1,958,554            1,899,342
      Loans payable                                                                       70,000                   --
      Taxes payable                                                                      183,571              183,571
                                                                                    ------------         ------------
         Total current liabilities                                                    17,082,263           16,730,399

  Notes payable - other, net of current portion                                        3,254,098            3,254,098
  Long term debt, net of current portion                                               1,174,034            1,292,013

  Shareholders' equity
      Serial preferred stock not subject to mandatory redemption                       1,052,988            1,052,988
         (maximum liquidation preference $24,975,312 in 2003 and 2002, respectively
      Common stock, par value $.01; 25,000,000 shares authorized ; 3,110,296              27,055               27,055
         shares issued and 1,996,271 shares outstanding in 2003 and
         1,995,771 shares outstanding in 2002
      Additional paid-in capital                                                       6,106,846            6,106,846
      Readjustment resulting from quasi-reorganization at December 31, 1987           (1,670,596)          (1,670,596)
      Retained earnings                                                               18,186,698           17,282,200
      Note receivable - sale of stock                                                 (2,440,000)          (2,440,000)
      Treasury stock, 1,115,025 shares in 2003 and 2002                                  (17,791)             (17,791)
                                                                                    ------------         ------------
         Total shareholders' equity                                                   21,245,200           20,340,702
                                                                                    ------------         ------------

         Total Liabilities and Shareholders' Equity                                 $ 42,755,595         $ 41,617,212
                                                                                    ============         ============

The accompanying notes are an integral part of these financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                   Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                                  2003              2002
                                                                              -----------       -----------
Revenues                                                                      $        --       $        --
                                                                              -----------       -----------

Costs and expenses
  Selling and administrative                                                      346,913           389,560
                                                                              -----------       -----------

(Loss) from operations                                                           (346,913)         (389,560)

Income from equity investment in partnerships                                   1,570,555         1,486,660
Rental income                                                                      23,896                --
Dividends and interest                                                             41,212            55,087
Other income                                                                        1,492               833
Interest expense                                                                 (385,744)         (299,298)
                                                                              -----------       -----------
Income before income tax expense, and minority interest                           904,498           853,722
Income tax expense                                                                     --                --
Minority interest                                                                      --             5,490
                                                                              -----------       -----------
Income from continuing operations                                                 904,498           859,212

Loss from operations of discontinued components, net of $0 tax effect in               --          (177,999)
  2003 and 2002
                                                                              -----------       -----------
Net income                                                                    $   904,498       $   681,213
                                                                              ===========       ===========

Net income per common share:
  Basic
      Continuing operations                                                   $      0.45              0.44
      Discontinued operations                                                          --             (0.09)
                                                                              -----------       -----------
                                                                              $      0.45       $      0.35
                                                                              ===========       ===========

  Diluted
      Continuing operations                                                   $      0.29       $      0.44
      Discontinued operations                                                          --             (0.09)
                                                                              -----------       -----------
                                                                              $      0.29              0.35
                                                                              ===========       ===========

Weighted average number of common shares outstanding
  Basic                                                                        1,996, 271         1,939,874
  Diluted                                                                       3,084,746         1,956,512

The accompanying notes are an integral part of these financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                           2003              2002
                                                                       -----------       -----------
Cash flows from operating activities
  Net income                                                           $   904,498       $   681,213
  Adjustments to reconcile net income to net cash
      used by operating activities
         Depreciation and amortization                                      80,057            90,589
         Minority interest                                                      --            (5,490)
         Income from equity investment in partnerships                  (1,570,555)       (1,486,660)
         Distribution of management fee earnings from partnership          100,938           104,303
         Interest accretion on long-term debt                              279,012           252,040
         Changes in operating assets and liabilities
            Accounts receivable                                                225           133,909
            Loan receivable                                                250,000                --
            Accrued receivables                                            (47,490)          (55,084)
            Income taxes receivable                                         11,149                --
            Inventory                                                           --            24,620
            Other current assets                                            (5,598)          (10,531)
            Accounts payable                                               (55,632)           91,928
            Accrued expenses                                                59,371           189,376
                                                                       -----------       -----------
               Net cash provided by operating activities                     5,975            10,213
                                                                       -----------       -----------

Cash flows from investing activities
  Capital expenditures                                                          --          (194,907)
  Other                                                                         --             2,055
                                                                       -----------       -----------
               Net cash (used) by investing activities                          --          (192,852)
                                                                       -----------       -----------

Cash flows from financing activities
  Net short-term borrowings (payments)                                      69,272            23,393
  Net long-term borrowings (payments)                                     (117,979)          144,344
                                                                       -----------       -----------
               Net cash provided (used) by financing activities            (48,707)          167,737
                                                                       -----------       -----------

Increase (decrease) in cash and cash equivalents                           (42,732)          (14,902)
Cash and cash equivalents - beginning                                      101,041           310,093
                                                                       -----------       -----------
Cash and cash equivalents - ending                                     $    58,309       $   295,191
                                                                       ===========       ===========

The accompanying notes are an integral part of these financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (continued)
                   Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                              2003         2002
                                                            -------      -------
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
      Income taxes                                          $    --      $    --
      Interest                                               49,681       39,366

The accompanying notes are an integral part of these financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

Note 1. Basis of Presentation

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Regulation S-B and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-KSB for the year ended December 31, 2002.

            The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            Principles of Consolidation - The consolidated financial statements include the accounts of Regency Affiliates, Inc. (the "Company"), its former wholly owned subsidiaries, Speed.com, Inc., Rustic Crafts International, Inc. ("Rustic Crafts") through September 30, 2002, the date upon which substantially all of its net operating assets were disposed and Neptune Trading Co., Inc. ("Neptune") through November 26, 2002, its 80% owned subsidiaries, National Resource Development Corporation ("NRDC"), Transcontinental Drilling Company ("Drilling") and RegTransco, Inc. ("RTI") and its 75% owned subsidiary, Iron Mountain Resources, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 2. Earnings Per Share

            Basic earnings per share are computed by dividing net income attributable to common shareholders (net income less preferred stock dividend requirements and periodic accretion if applicable) by the weighted average number of common shares outstanding during the year. Diluted per share computations assume conversion of convertible debt and stock options outstanding that are "in the money". On February 5, 2002 the Company's stockholders approved a one-for ten reverse stock split of the Company's common stock, par value $0.40 per share, and a decrease in the par value to $0.01 per share. The computation of basic and diluted EPS have been retroactively adjusted for the quarter ended March 31, 2002 to reflect this change in capital structure.

            The weighted average number of shares used in basic earnings per share computations for 2003 and 2002 was approximately 1,996,271 and 1,939,874, respectively. The weighted average number of shares used in the computation of diluted earnings per share for 2003 and 2002 was approximately 3,084,746 and 1,956,512, respectively.

Note 3. Investment in Partnership

            In March 2003, the General Services Administration of the United States agreed to extend the lease term of the building owned by Security Land and Development Company Limited Partnership ("Security") until October 31, 2018. The Company owns a limited partnership interest in Security. The extended lease provides for a fixed annual gross rent of approximately $12,754,000 (or approximately $17.79 per square foot). Security is responsible for all operating expenses of the building as well as for upgrading certain of the building's common areas.

Note 3. Related Party Transactions

            In order to satisfy the Company's immediate working capital needs, in March 2003, the Company obtained a credit facility from Royalty Holdings LLC ("Royalty"), an affiliate of Messrs. Levy and Hasson, directors of the Company, pursuant to which the Company may borrow an aggregate of up to $300,000 from Royalty. Amounts borrowed under the facility are evidenced by a demand note which bears interest at a rate of 8% per annum. The principal amount outstanding under the facility as of March 31, 2003 was $70,000.

            Pursuant to a License Agreement entered into in March 2003, Royalty Management, Inc., which is wholly-owned by Laurence Levy, the Company's President and a director, provides New York City office space, office supplies and services to the Company for $100,000 per year.

Note 4. Legal Proceedings

            On March 6, 2003, the defendants in the action entitled Gatz et al.
            v. Ponsoldt, Sr., et al., filed motions to dismiss the Amended Complaint for lack of personal jurisdiction and improper venue, and for failure to allege claims on which relief could be granted. The motions are pending.

            Between June 30, 2001 and June 30, 2002, the Company maintained Directors and Officers insurance with National Union Fire Insurance Company of Pittsburgh, PA. ("National Union"), an affiliate of American International Companies with a limit of liability of $3,000,000 and a retention of $150,000. On January 17, 2003 attorneys representing National Union sent a letter indicating their opinion that coverage under the policy would not include the above named action due to the "Insured vs. Insured" exclusion of the policy. The Company has requested reconsideration with respect to National Union's coverage position. To date, a final determination has not been made.

            On January 14, 2003, Alex Y.W. Ding, plaintiff in legal proceedings in the Supreme Court of British Columbia with regard to the disposition of the Glas-Aire subsidiary, wholly discontinued his proceedings against all defendants, thereby withdrawing his complaint.

Note 5. Subsequent Events

            In April 2003, the Company entered into an amendment to the partnership agreement for Security. Under the amendment, the net proceeds of a loan to Security will be distributed to the Company and the non-Regency partners on a 50/50 basis, provided that such allocation would result in a minimum distribution to the Company of $39,000,000 (a "qualified financing"). The amendment also provides that, following a qualified financing, the Company will be entitled to (i) 95% of Security's distributions of cash flow until it has received $2,000,000 of such distributions, and thereafter 50% of such distributions, (ii) once it has received $2,000,000 of cash flow distributions, a $180,000 annual management fee and (iii) a 50% interest in all other distributions from Security. The foregoing percentages are inclusive of the Company's interest as a limited partner in 1500 Woodlawn, the general partner of Security. The amendment is being held in escrow pending consummation of a qualified financing, and will not become effective if a qualified financing is not consummated on or prior to August 5, 2003.

            On April 9, 2003, the Company sent a letter to the plaintiffs in the action described in Note 4 above, notifying them of the terms of a proposed refinancing by Security of its existing indebtedness and requesting that the plaintiffs voluntarily waive the balance of the court-ordered notice period relating to a monetization of the Security interest. The plaintiffs declined to waive the balance of the notice-period.

            On April 18, 2003, plaintiffs filed motions for a temporary restraining order and preliminary injunction seeking to prevent the monetization of the Company's Security interest, or alternatively, preventing use of the proceeds of the monetization. A hearing was held on April 21, 2003, following which the Court denied plaintiffs' motion to prevent the monetization and held in abeyance plaintiffs' motion for a preliminary injunction with respect to the use of proceeds of a monetization. The Company understands that the plaintiffs intend to proceed with their motion for a preliminary injunction seeking to enjoin the Company from paying certain accrued obligations to the Company's prior and current management and the Company's prior and current controlling shareholders. Plaintiffs were granted permission by the Court to conduct certain depositions within 45 days following the April 21 hearing in connection with their continuing pursuit of a preliminary injunction, after which the Court would determine whether to schedule a hearing. The Company intends to oppose any effort by the plaintiffs to interfere with the Company's use of proceeds of the proposed qualified financing. The parties are pursuing discovery limited to the issues raised by the preliminary injunction motion, but no hearing date has been set for that motion.

            In April 2003, Royalty advanced an additional $70,000 to the Company under the existing credit facility, making the principal amount outstanding under the facility $140,000 at April 28, 2003.

            In April 2003, the Company granted the following stock options to its officers and directors:

                  25,000 options at an exercise price of $1.35 to each of Messrs. Levy and Hasson.

                  15,000 options at an exercise price of $2.40 to each of Messrs. Glasser and Fleishman one-third of which, in each case, become exercisable on December 31, 2003, 2004, and 2005, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Associated Risk

            Certain statements contained in this Quarterly Report on Form 10-QSB, including, but not limited to those regarding the Company's financial position, business strategy, acquisition strategy and other plans and objectives for future operations and any other statements that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements expressed or implied by such forward-looking statements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effect on its business or operations. These forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. This Form 10-QSB contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business. All forward looking statements in this Form 10-QSB are made only as of the date of this report, and we do not undertake any obligation to update these forward-looking statements even though circumstances may change in the future. As a result, actual results of the Company may differ materially from those results contemplated by such forward-looking statements, which include, but are not limited to:

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

      (iii) An unsecured default in the lease on the property owned by Security or its sudden catastrophe from uninsured acts of God or war could have a materially adverse impact upon the Company's investment in Security and therefore its financial position and results of operations.

      (iv) The Company has significant tax loss and credit carryforwards and no assurance can be provided that the Internal Revenue Service would not attempt to limit or disallow altogether the Company's use, retroactively and/or prospectively, of such carryforwards, due to ownership changes or any other reason. The disallowance of the utilization of the company's net operating loss would severely impact the Company's financial position and results of operations due to the significant amounts of taxable income (generated by the Company's investment in Security) that have in the past been, and is expected in the future to be, offset by the Company's net operating loss carryforwards.

            The following discussion and analysis of the financial condition and results of operations of Regency Affiliates, Inc. (the "Company" or "we") should be read in conjunction with the accompanying financial statements and related notes included in Item 1 of this report as well as our 2002 Annual Report on Form 10-KSB.

General.

            The Company is committed to enhancing the value of the Company's Common Stock by seeking opportunities to monetize its existing assets and by seeking new business opportunities on an opportunistic basis. There can be no assurance that any such opportunities or transactions will present themselves to the Company, or, if they do, that they will be on terms acceptable to the Company. The Company's Shareholders' Equity at March 31, 2003 was $21,245,200 as compared to $20,559,387 on March 31, 2002, an increase of 3.3%.

Liquidity and Capital Resources.

            The Company's investment in Security provided the Company with management fees of approximately $100,000 per annum through January 2003. In the years ended December 31, 2002 and December 31, 2001, the Company's income from the equity investment in Security was $6,354,678 and $5,607,465, respectively. Income from these funds is presently committed for the amortization of the outstanding principal balance on Security's real estate mortgage and, while the Company's equity investment has increased to $37,903,338 as of March 31, 2003, Security did not provide liquidity to us in excess of the $100,000 annual management fee. The Partnership Agreement provides for the distribution of "Sale or Refinancing Proceeds" in accordance with the partners' positive tax capital account balances. At December 31, 2002, we were the only partner in Security that had a positive tax capital account balance. We have previously been successful in obtaining financing with respect to the Security interest to fund our acquisitions and cash flow deficits. In April 2003, we entered into an amendment to the Security partnership agreement in contemplation of a possible refinancing of the property owned by Security. Such refinancing, which is anticipated to constitute a "qualified financing" within the meaning of the partnership agreement amendment, would materially improve our liquidity and capital resources. (See Note 5 to the Company's Condensed Consolidated Financial Statements, above). While there can be no assurance that a qualified financing will be consummated, the general partner of Security has informed the Company that it is negotiating the terms of a new loan for Security that would constitute a qualified financing, and that it intends to consummate the qualified financing as soon as possible.

            In order to satisfy the Company's immediate working capital needs, in April 2003 the Company obtained a loan facility from Royalty Holdings LLC ("Royalty"), an affiliate of Messrs. Levy and Hasson, pursuant to which the Company may borrow up to an aggregate of $300,000 from Royalty. Amounts borrowed are evidenced by a demand note that bears interest at a rate of 8% per annum. The principal amount outstanding under the loan facility as of March 31, 2003 and May 15, 2003, was $70,000 and $140,000, respectively.

            On October 16, 2002, the Company redeemed all the shares of Common Stock owned by Statesman Group, Inc. ("Statesman"), a former shareholder of the Company. The Company funded the redemption from the proceeds of an aggregate of $4,750,000 borrowed from Royalty, an affiliate of current management, in exchange for two notes - a $3,500,000 5% Convertible Promissory Note due October 16, 2012 and a $1,250,000 9% Promissory Note due October 16, 2007. Both notes allow interest to accrue without current payment. The principal and interest under the Convertible Promissory Note may be converted into Common Stock at a conversion rate of $2.00 per shares. On November 7, 2002, Royalty converted $1,495,902 of the principal amount of the Convertible Promissory Note plus accrued interest into 750,000 shares of Common Stock. The 9% Promissory Note must be prepaid upon our receipt of sufficient proceeds from our investment in Security after discharging certain other indebtedness. The Company has the right to prepay the amount outstanding under the Convertible Note upon thirty days prior written notice to Royalty, during which time Royalty has the right to convert such outstanding amount into Common Stock. In the event that a qualified financing, as described above, is consummated, the Company intends to notify Royalty of its intention to prepay the Convertible Note.

            Following the termination of the 1999 Plan of Merger involving the Company's 80% subsidiary, National Resource Development Corporation, with Cotton Valley Resources Corporation, we installed limited aggregate crushing and marketing operations at the Groveland Mine in an informal joint venture with another company. We continue to explore the possibility of establishing a permanent infrastructure to commercialize the inventory of previously quarried and stockpiled aggregate at the Groveland Mine. In December 2001, the aggregate inventory was sold to Iron Mountain Resources, Inc., a 75% owned subsidiary of Regency. The purchase price was $18,200,000 and is payable, with interest of 2.46%, in ninety-six equal payments of principal and interest commencing December 2003. The intercompany gain on this transaction has been eliminated in the consolidation process resulting in the aggregate inventory being carried at its historical cost.

            On September 30, 2002 our subsidiary, Rustic Crafts International, Inc. ("Rustic Crafts") sold all of its operating assets subject to the assumption of certain of its liabilities. Rustic Crafts received the following consideration from the buyer of its operating assets: a note for $707,000; a note for $400,000 with interest payable on September 30, 2003 absent the occurrence of certain events requiring prepayment; and $200,000 (the proceeds of which were from a $250,000 loan from Regency to the buyer which was satisfied in January 2003). Additionally, Rustic Crafts entered into a three year lease with the buyer for Rustic Crafts' land and building which Rustic Crafts retained, requiring payments of $6,500 per month for a thirty six
            (36) month term.

            Prior to the sale, Rustic Crafts had established a $1,000,000 line of credit with PNC Bank which was guaranteed by the Company and expired on May 18, 2002. In conjunction with the Rustic Crafts asset sale, Rustic Crafts' indebtedness under the line of credit together with its $960,000 mortgage loan from PNC Bank and certain other indebtedness to PNC Bank was restructured to replace such indebtedness with five notes totaling $2,432,782 and have a ten year amortization schedule. The notes bear interest at the blended rate of 10.8% per annum. As part of the PNC Bank debt restructuring, Rustic Crafts was required to pay down the outstanding loan balance with $200,000 of the purchase price in the Rustic Crafts asset sale, and was required to make a $540,000 payment in December 2002. A $40,000 payment was made to PNC Bank in December 2002, but Rustic Crafts and Regency failed to make the balance of the December 2002 payment. Accordingly, the PNC Bank debt was subsequently modified to provide for the payment of the remaining $500,000 payment on or before June 30, 2003. $125,000 of such amount has been paid to date. The balance of the non-mortgage indebtedness to PNC Bank is due (with accrued interest) on or before September 30, 2003.

            We continue to explore opportunities that will provide additional liquidity and cash flow. Our ability to continue in existence is partly dependent upon our ability to attain satisfactory levels of operating cash flows and/or our ability to continue borrowing.

2003 Compared to 2002

      For the three months ended March 31, 2003:

            No revenue from sales was generated by the company in either period.

            Selling and administrative expenses were reduced by $42,647 or 10.9% in 2003 compared to 2002. Increases in professional fees were offset by reduction in executive compensation and related expenses. Sales and administrative expenses of the former operating subsidiaries are included in discontinued operations.

            Income from equity investment in partnership increased $83,895 over 2002 due to the reduction of interest expenses on the lower loan principal balance of Security.

            Interest expense increased by $86,446 or 28.9% in 2003 over 2002 as a result of increased loan balances due to the addition of the Royalty Notes and higher interest rates on the Rustic Crafts Loans.

            Loss from discontinued operations decreased $177,999 which sum represented Rustic Crafts loss in the first quarter of 2002.

            Net income increased by $223,285 in 2003 over 2002 or 32.7%. The increase was primarily due to the elimination of losses of discontinued operations in the amount of $177,999 and a reduction in selling and administrative expenses of $42,647.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

            In July 2001, the FASB issued SFAS No. 141, Business Combinations (FAS No. 141) and FAS No. 142, Goodwill and Other Intangible Assets (FAS No. 142). FAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being included in goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. Under FAS No. 142, goodwill and certain assets will no longer be subject to amortization but will be reviewed for potential impairment annually or upon the occurrence of an impairment indicator. Such intangible assets will be written down and charged to operations only in the periods in which the recorded value of goodwill and certain intangibles is determined to be more than its fair value. Other intangible assets will continue to be amortized over their useful lives. The statements became effective for fiscal years beginning after December 15, 2001.We adopted the provisions of each statement, which apply to goodwill and certain intangibles acquired prior to June 30, 2001, on January 1, 2002. The adoption of these standards had the impact of reducing our amortization of goodwill commencing January 1, 2002. There was no impairment of goodwill upon adoption of FAS No. 142. We recorded an impairment charge of $487,757 based upon our annual review of our goodwill during the fourth quarter of 2002. Future impairment reviews may result in additional periodic write-downs. During the year ended December 31, 2002, we recognized goodwill impairment of $487,757 resulting in a balance in goodwill of $0 at year end. Impairment was recognized due to the fact that the market price of the major assets of the business (land, building, improvements) approximated the historical cost basis of those assets and the net cash flows of future operations were projected to be negative.

            In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS No. 144). This standard supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. This standard significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules will also supersede the provisions of APB Opinion 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30), with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from Discontinued Operations to be displayed in Discontinued Operations in the period in which the losses are incurred, rather than as of the measurement date as presently required by APB 30. This statement is effective for fiscal years beginning after December 15, 2001. We adopted this statement on January 1, 2002. The adoption of FAS No. 144 did not have a material impact on our operations or financial position.

            In May 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (FAS No. 145). FAS No. 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, and thus, also the exception to applying Opinion 30 is eliminated as well. This statement is effective for years beginning after May 2002 for the provisions related to the rescission of Statements 4 and 64, and for all transactions entered into beginning May 2002 for the provision related to the amendment of Statement 13. The adoption of FAS No. 145 did not have a material effect on our operations or financial position.

            In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (FAS No. 146). This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan. Adoption of this Statement is required with the beginning of fiscal year 2003. We adopted this statement on January 1, 2003. The adoption of FAS No. 146 did not have a material impact on our operations or financial position. In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation -- Transition and Disclosure an amendment of FASB Statement No. 123 (FAS No. 148). This Statement amends SFAS 123, Accounting for Stock-Based Compensation (FAS No. 123), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. We intend to continue to account for stock-based compensation based on the provisions of APB Opinion No. 25. FAS No. 148's amendment of the transition and annual disclosure provisions of FAS No. 123 are effective for fiscal years ending after December 15, 2002, and the disclosure requirements for interim financial statements are effective for interim periods beginning after December 15, 2002. We have adopted the disclosure provisions of FAS No. 148 effective December 31, 2002.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      On February 7, 2002, a complaint naming the Company as defendant was filed in the District Court of Douglas County, Nebraska, case number 1012. The Plaintiffs are Larry J. Horbach, individually and L.J. Horbach & Associates and they are demanding payment on a loan they purchased from Mid City Bank. The plaintiffs are requesting payment of $82,512.57 plus accrued interest, costs and attorney fees. We are vigorously defending this litigation.

      On May 2, 2002, a lawsuit, Gatz et al. v. Ponsoldt, Sr., et al., Case No. 4:02 CV 3113 (D. Neb.) (the "Shareholder Litigation"), was filed in the Federal District Court for the District of Nebraska by two dissident Regency shareholders, Edward E. Gatz and Donald D. Graham, against the Company, its former Board of Directors and Statesman (the "Original Defendants"). The five-count complaint purported to be brought on behalf of the named plaintiffs, individually, as members of a class of our shareholders, and derivatively, and it purported to allege RICO violations against Mr. Ponsoldt, Sr. and Statesman, and direct and derivative breaches of fiduciary duties by former members of our Board of Directors. The complaint asserted that plaintiffs' claims arose from a variety of actions taken from 1993 to the present, including the Company's 1996 employment agreement with Mr. Ponsoldt, Sr., the options granted to Statesman pursuant to a 1997 agreement, as amended in 1998, Statesman's exercise of its options, the exchange of our interest in Glas-Aire Industries Group, Ltd. for shares of our common stock and cash, and our reverse stock split which was approved at our 2002 stockholder meeting. In addition to damages, the complaint sought to void the shares owned and controlled by Mr. Ponsoldt, Sr. and Statesman. On or about July 24, 2002 the plaintiffs moved for a preliminary injunction which sought, among other things, to enjoin any funding to Mr. Ponsoldt Sr., under his employment agreement, any acquisition by or transfer of our stock to Mr. Ponsoldt, Sr. or Statesman, prohibiting the redemption of Series C preferred stock, barring the monetization of the Security partnership interest without notice to the Court or plaintiffs, and, in the event of such monetization, prohibiting the distribution of any proceeds of such monetization.

      On August 27, 2002, the defendants moved for a protective order to prevent plaintiffs from interfering with our existing and prospective commercial relations and from distributing confidential Regency documents. The Magistrate Judge granted defendants' motion and, with our agreement, on September 12, 2002, the Magistrate Judge entered an Order requiring the defendants to give plaintiffs ten days pre-closing notice of any transaction that concerned a monetization of our interest in Security.

      On August 30, 2002, the defendants moved to dismiss the Complaint in the Shareholder Litigation, on the grounds that the court does not possess personal jurisdiction over the individual defendants and for failure to state a claim for which relief could be granted. On the same date, defendants also filed their opposition to plaintiffs' preliminary injunction motion.

      Following an announcement of our October 2002 restructuring transaction (the "Restructuring Transaction"), Plaintiffs filed a motion to impose sanctions on October 18, 2002, and an amended motion for preliminary injunction on October 23, 2002. On October 21, 2002, the Magistrate Judge denied Plaintiffs' motion for sanctions, and on October 24, 2002, the District Judge denied both of Plaintiffs' preliminary injunction motions and, pursuant to the parties' agreement, entered an order requiring the defendants to give plaintiffs ten days pre-closing notice of any transaction that concerned a monetization of our interest in Security.

      On November 8, 2002, Plaintiff Graham delivered a letter to the Company alleging various wrongs by our former Board of Directors, including the Board's approval of the recapitalization, and making various demands of the Board. On November 12, 2002 we responded, informing Mr. Graham we would form an independent committee of the Board to investigate his allegations and demands.

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

      On March 6, 2003, the Original Defendants again filed motions to dismiss the Amended Complaint for lack of personal jurisdiction, improper venue, and for failure to allege claims on which relief could be granted. The motions are pending.

      On April 9, 2003, the Company sent a letter to the Plaintiffs, notifying them of the terms of a proposed refinancing by Security of its existing indebtedness and requesting that the Plaintiffs voluntarily waive the balance of the court-ordered notice period relating to a monetization of the Security interest. The Plaintiffs declined to waive the balance of the notice-period.

      On April 18, 2003, Plaintiffs filed motions for a temporary restraining order and preliminary injunction seeking to prevent the monetization of the Company's Security interest, or alternatively, preventing use of the proceeds of the monetization. A hearing was held on April 21, 2003, following which the Court denied Plaintiffs' motion to prevent the monetization and held in abeyance Plaintiffs' motion for a preliminary injunction with respect to the use of proceeds of a monetization. The Company understands that the Plaintiffs intend to proceed with their motion for a preliminary injunction seeking to enjoin the Company from paying certain accrued obligations to the Company's prior and current management and the Company's prior and current controlling shareholders. Plaintiffs were granted permission by the Court to conduct certain depositions within 45 days following the April 21 hearing in connection with their continuing pursuit of a preliminary injunction, after which the Court would determine whether to schedule a hearing. The Company intends to oppose any effort by the Plaintiffs to interfere with the Company's use of proceeds of the proposed qualified financing. The parties are pursuing discovery limited to the issues raised by the preliminary injunction motion, but no hearing date has been set for that motion.

      On May 16, 2003, the Special Committee appointed to investigate the allegations and demands made by Mr. Graham in his November 2002 letter, delivered its report with respect to five of such demands. A copy of the report, together with its adopting resolutions, is attached hereto as Exhibit 99.2 and is incorporated herein by reference. The Special Committee concluded, among other things, that the Restructuring Transaction was properly approved and consummated, and that such approval and consummation did not constitute a breach of fiduciary duty by the Company's Board of Directors. The Special Committee also determined that continued prosecution of the derivative claims relating to the Restructuring Transaction is not in the best interests of the Company and the shareholders whose interests would best be served by dismissal of such derivative claims, and directed the Board of Directors to cause the Corporation to file a motion to dismiss and/or for summary judgment dismissing such claims.

ITEM 2. CHANGES IN SECURITIES.

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5. OTHER INFORMATION.

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits

              Exhibit Number              Description of Exhibit
              --------------              ----------------------

              3.1(i)(a)       Restated Certificate of Incorporation of the
                                    Company (filed as Exhibit 3.1(i)(a) to the
                                    Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002, filed on November 19, 2002, and incorporated herein by reference)

              3.1(i)(b)       Corrected Certificate of Amendment reflecting
                                    amendment to Restated Certificate of
                                    Incorporation of the Company (filed as
                                    Exhibit 3.1(i)(b) to the Company's Quarterly
                                    Report on Form 10-Q for the period ended
                                    September 30, 2002, filed on November 19,
                                    2002, and incorporated herein by reference)

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

              3.1(i)(f)       Certificate of Designation - Series E Preferred
                                    Stock, $100 Stated Value, $.10 par value
                                    (filed as Exhibit 4.1 to the Company's
                                    Annual Report on Form 10-K for the year
                                    ended December 31, 1995 at page E-1, and incorporated herein by reference).

              3.1(ii)(a)      By-laws of the Company (filed as Exhibit 3.4 to
                                    the Company's Registration Statement on Form
                                    S-1, Registration Number 2-86906, and
                                    incorporated herein by reference)

              3.1(ii)(b)      Amendment No. 1 to By-Laws of the Company (filed
                                    as Exhibit 3.1(ii)(b) to the Company's
                                    Quarterly Report on Form 10-Q for the period ended September 30, 2002, filed on November 19, 2002, and incorporated herein by reference)

              10.1            2003 Stock Incentive Plan of the Company (filed as
                                    Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, filed on April 15, 2003, and incorporated herein by reference.)

              10.2            License Agreement dated March 17, 2003, between
                                    the Company and Royalty Management, Inc.
                                    (filed as Exhibit 10.6 to the Company's
                                    Annual Report on Form 10-KSB for the year ended December 31, 2002, filed on April 15, 2003, and incorporated herein by reference.)

              10.3            Demand Note from the Company in favor of Royalty
                                    Holdings LLC (filed as Exhibit 10.7 to the
                                    Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, filed on April 15, 2003, and incorporated herein by reference.)

              99.1            Certification of Chief Executive Officer and Chief
                                    Financial Officer pursuant to 18 U.S.C.
                                    Section 1350, as adopted pursuant to Section
                                    906 of the Sarbanes-Oxley Act of 2002

              99.2            Report of the Special Committee of the Company's
                                    Board of Directors and adopting resolutions.

      (b)   Reports on Form 8-K

            Date                   Item Reported            Financial Statements
            ----                   -------------            --------------------
            March 20, 2003               5                         None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         REGENCY AFFILIATES, INC.
                                         ------------------------
                                         (Registrant)


Date: May 20, 2003                       /s/ Laurence S. Levy
------------------                       ---------------------------------------
                                         (President and Chief Executive Officer)


Date: May 20, 2003                       /s/ Neil N. Hasson
------------------                       ---------------------------------------
                                         (Chief Financial Officer)

                                  CERTIFICATION

I, Neil N. Hasson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Regency, Affiliates, Inc.;

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

Date: May 20, 2002
                                                     /s/ Neil N. Hasson
                                                     -----------------------
                                                         Neil N. Hasson
                                                         Chief Financial Officer

                                  CERTIFICATION

I, Laurence. S. Levy, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Regency, Affiliates, Inc.;

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

Date: May 20, 2002
                                                     /s/ Laurence S. Levy
                                                     -----------------------
                                                         Laurence S. Levy
                                                         Chief Executive Officer

                                  EXHIBIT INDEX

      Exhibit Number                    Description of Exhibit
      --------------                    ----------------------

      3.1(i)(a)        Restated Certificate of Incorporation of the Company
                             (filed as Exhibit 3.1(i)(a) to the Company's
                             Quarterly Report on Form 10-Q for the period ended September 30, 2002, filed on November 19, 2002, and incorporated herein by reference)

      3.1(i)(b)        Corrected Certificate of Amendment reflecting amendment
                             to Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1(i)(b) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002, filed on November 19, 2002, and incorporated herein by reference)

      3.1(i)(c)        Certificate of Designation - Series B Preferred Stock,
                             $10 Stated Value, $.10 par value (filed as Exhibit to Form 10-K dated June 7, 1993 and incorporated herein by reference).

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

      3.1(i)(f)        Certificate of Designation - Series E Preferred Stock,
                             $100 Stated Value, $.10 par value (filed as Exhibit
                             4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 at page E-1, and incorporated herein by reference).

      3.1(ii)(a)       By-laws of the Company (filed as Exhibit 3.4 to the
                             Company's Registration Statement on Form S-1, Registration Number 2-86906, and incorporated herein by reference)

      3.1(ii)(b)       Amendment No. 1 to By-Laws of the Company (filed as
                             Exhibit 3.1(ii)(b) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002, filed on November 19, 2002, and incorporated herein by reference)

      10.1             2003 Stock Incentive Plan of the Company (filed as
                             Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, filed on April 15, 2003, and incorporated herein by reference.)

      10.2             License Agreement dated March 17, 2003, between the
                             Company and Royalty Management, Inc. (filed as
                             Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, filed on April 15, 2003, and incorporated herein by reference.)

      10.3             Demand Note from the Company in favor of Royalty Holdings
                             LLC (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, filed on April 15, 2003, and incorporated herein by reference.)

      99.1             Certification of Chief Executive Officer and Chief
                             Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      99.2             Report of the Special Committee of the Company's Board of
                             Directors and adopting resolutions.