Form 10QSB
period 2003-06-30
REGENCY AFFILIATES INC
filed 2003-08-19
CIK 99249

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

             |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of August 18, 2003 there were 3,034,509 shares of the $.01 Par Value Common Stock outstanding.

Transitional Small Business Disclosure Form (check one): Yes |_| No |X|

                    Regency Affiliates, Inc. and Subsidiaries
                        Index to the Financial Statements

                                                                                  Page
Part I - Financial Information (Unaudited)

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets............................3-4

                  Condensed Consolidated Statements of Operations..................5

                  Condensed Consolidated Statements of Cash Flows..................6-7

                  Notes to Condensed Consolidated Financial Statements.............8-11

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  And Results of Operations........................................12-16

         Item 3. Quantitative and Qualitative Disclosure About Market Risk.........16

         Item 4.  Controls and Procedures..........................................16

Part II - Other Information (Unaudited)

         Item 1.  Legal Proceedings................................................17-19

         Item 2.  Changes in Securities and Use of Proceeds........................19

         Item 3.  Defaults Upon Senior Securities..................................19

         Item 4.  Submission of Matters to a Vote of Security Holders  ............19

         Item 5.  Other Information................................................19

         Item 6.  Exhibits and Reports on Form 8-K.................................20-21

Signatures.........................................................................22

                    Regency Affiliates, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                        June 30      December 31
                                                         2003           2002
                                                      -----------    -----------
                                                      (Unaudited)     (Audited)
Assets
  Current Assets
      Cash and cash equivalents                       $24,046,922    $   101,041
      Loan receivable                                          --        250,000
      Accrued receivables                                 259,147        164,374
      Notes receivable - current                          626,017        560,573
      Income taxes receivable                                  --         11,149
      Other current assets                                  8,401         14,935
                                                      -----------    -----------
         Total current assets                          24,940,487      1,102,072

  Notes receivable, net of current portion                480,983        546,427

  Property, Plant and Equipment, Net                    1,996,679      2,037,277

  Investment in Partnerships                              499,268     36,433,721

  Other Assets
      Aggregate inventory                                 833,453        833,611
      Debt issuance costs, net of amortization            214,452        412,731
      Deferred costs                                      250,000        250,000
      Other                                                 1,373          1,373
                                                      -----------    -----------
         Total other assets                             1,299,278      1,497,715
                                                      -----------    -----------

         Total Assets                                 $29,216,695    $41,617,212
                                                      ===========    ===========

The accompanying notes are an integral part of these financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                                          June 30        December 31
                                                                                            2003             2002
                                                                                        ------------     ------------
                                                                                         (Unaudited)       (Audited)
Liabilities and Shareholders' Equity
  Current Liabilities
      Current portion of long-term debt                                                 $         --     $ 13,353,260
      Notes payable - banks                                                                       --          798,938
      Current portion of notes payable - other                                             3,384,134          130,036
      Accounts payable                                                                       377,133          365,252
      Accrued expenses                                                                     1,931,517        1,899,342
      Loans payable                                                                          180,000               --
      Taxes payable                                                                              893          183,571
                                                                                        ------------     ------------
         Total current liabilities                                                         5,873,677       16,730,399

  Notes Payable - other, net of current portion                                                   --        3,254,098
  Long Term Debt, net of current portion                                                          --        1,292,013
  Deferred Credit                                                                          2,174,912               --

  Shareholders' Equity
      Serial preferred stock not subject to mandatory redemption                           1,052,988        1,052,988
         (maximum liquidation preference $24,975,312 in 2003 and 2002, respectively
      Common stock, par value $.01 authorized 25,000,000 shares; 3,111,296 issued             27,055           27,055
         shares issued in 2003 and 3,110,796 shares issued in 2002; 1,996,271 shares outstanding in 2003 and 1,995,771 shares outstanding in 2002
      Additional paid-in capital                                                           6,106,846        6,106,846
      Readjustment resulting from quasi-reorganization at December 31, 1987               (1,670,596)      (1,670,596)
      Retained earnings                                                                   18,109,604       17,282,200
      Note receivable - sale of stock                                                     (2,440,000)      (2,440,000)
      Treasury stock, 1,115,025 shares in 2003 and 2002                                      (17,791)         (17,791)
                                                                                        ------------     ------------
         Total Shareholders' Equity                                                       21,168,106       20,340,702
                                                                                        ------------     ------------

         Total Liabilities and Shareholders' Equity                                     $ 29,216,695     $ 41,617,212
                                                                                        ============     ============

The accompanying notes are an integral part of these financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                Three and Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                        Three Months Ended                Six Months Ended
                                                    ---------------------------     ---------------------------
                                                      June 30,        June 30,        June 30,        June 30,
                                                        2003            2002            2003            2002
                                                    -----------     -----------     -----------     -----------
Revenues                                            $        --     $        --     $        --     $        --
                                                    -----------     -----------     -----------     -----------

Costs and expenses
  Selling and administrative                          1,189,235         483,106       1,536,148         872,666
                                                    -----------     -----------     -----------     -----------
                                                      1,189,235         483,106       1,536,148         872,666
                                                    -----------     -----------     -----------     -----------

(Loss) from operations                               (1,189,235)       (483,106)     (1,536,148)       (872,666)
Income from equity investment in partnerships         1,439,961       1,500,140       3,010,516       2,986,800
Rental income                                            24,096              --          47,992              --
Dividends and interest                                   43,879          28,899          85,091          83,986
Other income                                                 --              --           1,492             833
Interest expense                                       (326,971)       (182,364)       (712,715)       (481,662)
                                                    -----------     -----------     -----------     -----------
Income (loss) before income tax expense, and             (8,270)        863,569         896,228       1,717,291
  minority interest
Income tax expense                                       68,824              --          68,824              --
Minority interest                                            --           5,724              --          11,214
                                                    -----------     -----------     -----------     -----------
Income (loss) from continuing operations                (77,094)        869,293         827,404       1,728,505
Loss from operations of discontinued components,
  net of $0 tax effect in 2003 and 2002                      --        (250,996)             --        (428,995)
                                                    -----------     -----------     -----------     -----------
Net income (loss)                                   $   (77,094)    $   618,297     $   827,404     $ 1,299,510
                                                    ===========     ===========     ===========     ===========

Net income (loss) per common share:
  Basic
      Continuing operations                         $     (0.04)    $      0.45     $      0.41     $      0.89
      Discontinued operations                                --           (0.13)             --           (0.22)
                                                    -----------     -----------     -----------     -----------
                                                    $     (0.04)    $      0.32     $      0.41     $      0.67
                                                    ===========     ===========     ===========     ===========
  Diluted
      Continuing operations                         $     (0.02)    $      0.45     $      0.26     $      0.89
      Discontinued operations                                --           (0.13)             --           (0.22)
                                                    -----------     -----------     -----------     -----------
                                                    $     (0.02)    $      0.32     $      0.26     $      0.67
                                                    ===========     ===========     ===========     ===========
Weighted average number of common shares
  outstanding
      Basic                                           1,996,271       1,939,874       1,996,025       1,939,874
      Diluted                                         3,145,020       1,955,307       3,138,281       1,952,158

The accompanying notes are an integral part of these financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                                          June 30,         June 30,
                                                                            2003             2002
                                                                        ------------     ------------
Cash flows from operating activities
  Net income                                                            $    827,404     $  1,299,510
  Adjustments to reconcile net income to net cash
      used by operating activities
         Depreciation and amortization                                       238,877          180,410
         Minority interest                                                        --          (22,464)
         Income from equity investment in partnerships                    (3,010,516)      (2,986,800)
         Distribution of earnings from partnership                        41,119,881          104,303
         Interest accretion on long-term debt                                474,674          481,662
         Changes in operating assets and liabilities
               Accounts receivable                                                --          178,348
               Loan receivable                                               250,000               --
               Accrued receivables                                           (12,999)              --
               Income taxes receivable                                        11,149               --
               Accrued interest receivable - related party                   (81,774)         (83,979)
               Inventory                                                          --          (88,481)
               Other current assets                                            6,534          (14,169)
               Accounts payable                                               11,881          281,196
               Accrued expenses                                             (150,345)         416,696
                                                                        ------------     ------------
                    Net cash provided (used) by operating activities      39,684,766         (253,768)
                                                                        ------------     ------------

Cash flows from investing activities
  Capital expenditures                                                            --         (194,907)
  Other                                                                           --            3,832
                                                                        ------------     ------------
                    Net cash (used) by investing activities                       --         (191,075)
                                                                        ------------     ------------

Cash flows from financing activities
  Net short-term borrowings (payments)                                   (14,564,851)          93,023
  Net long-term borrowings (payments)                                     (1,174,034)         113,348
                                                                        ------------     ------------
                    Net cash provided (used) by financing activities     (15,738,885)         206,371
                                                                        ------------     ------------

Increase (decrease) in cash and cash equivalents                          23,945,881         (238,472)
Cash and cash equivalents - beginning                                        101,041          310,093
                                                                        ------------     ------------
Cash and cash equivalents - ending                                      $ 24,046,922     $     71,621
                                                                        ============     ============

The accompanying notes are an integral part of these financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (continued)
                     Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                           2003          2002
                                                        ----------    ----------
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
      Income taxes                                      $  251,502    $       --
      Interest                                           4,300,013        74,399

The accompanying notes are an integral part of these financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

Note 1. Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to
      Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002 and quarterly report on Form 10-Q for the period ended March 31, 2003.

      The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

      Principles of Consolidation - The consolidated financial statements include the accounts of Regency Affiliates, Inc. (the "Company"), its wholly owned subsidiaries, Speed.com, Inc., Rustic Crafts International, Inc. ("Rustic Crafts") through September 30, 2002, the date upon which substantially all of its net operating assets were disposed, and Neptune Trading Co., Inc. ("Neptune") through November 26, 2002, its 80% owned subsidiaries, National Resource Development Corporation ("NRDC"), Transcontinental Drilling Company ("Drilling") and RegTransco, Inc. ("RTI") and its 75% owned subsidiary, Iron Mountain Resources, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 2. Earnings Per Share

      Basic earnings per share are computed by dividing net income attributable to common shareholders (net income less preferred stock dividend requirements and periodic accretion if applicable) by the weighted average number of common shares outstanding during the year. Diluted per share computations assume conversion of convertible debt and stock options outstanding that are "in the money". On February 5, 2002 the Company's stockholders approved a one-for ten reverse stock split of the Company's common stock, par value $0.40 per share, and a decrease in the par value to $0.01 per share. The computation of basic and diluted EPS have been retroactively adjusted for the periods ended June 30, 2002 to reflect this change in capital structure.

                    Regency Affiliates, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

Note 3. Investment in Partnerships

      In April 2003, the Company entered into an amendment to the partnership agreement for Security Land and Development Company Limited Partnership ("Security"). The amendment provides for the distribution of the net proceeds of a loan to Security to the Company and the non-Company partners on a 50/50 basis, provided that such allocation would result in a minimum distribution to the Company of $39,000,000 (a "qualified financing"). This qualified financing was obtained in June 2003 (see below). The amendment also provides that, following the qualified financing, the Company will be entitled to (i) 95% of Security's distributions of cash flow until it has received $2,000,000 of such distributions, and thereafter 50% of such distributions and (ii) once it has received $2,000,000 of cash flow distributions, a $180,000 annual management fee from Security. The foregoing percentages are inclusive of the Company's interest as a limited partner in 1500 Woodlawn, the general partner of Security.

      The refinancing of Security's property at 1500 Woodlawn Drive, Woodlawn, Maryland closed on June 24, 2003. US SSA LLC (a single purpose entity owned by Security) borrowed $98,500,000 through a public debt issue underwritten by CTL Capital, LLC. Proceeds of the refinancing were used to repay the outstanding balance of Security's 1994 indebtedness, to establish reserves to make capital improvements to the property, to provide reserves required by the new debt, to pay costs and expenses related to issuing the debt, to pay fees related to the lease extension with the GSA and the financing, and to make a distribution to the partners of Security. The debt is for a term of 15.3 years maturing October 31, 2018 at which time the loan will have been paid down to a balance of $10,000,000. Security also obtained residual value insurance for approximately $10,000,000. The interest cost of the financing is 4.63%. The financing is non-recourse to the Company. The Company received $41,018,943 from the Security distribution. In connection with the Security refinancing and distribution, the Company was required to repay its KBC Bank loan. The payoff amount was $14,145,410, which included a release fee and make-whole premium.

Note 4. Long Term Debt

      In June 2003, the Company repaid its long term debt with KBC (see Note 3).

      Also in June 2003, the Company paid all outstanding principal and interest due to PNC Bank, totaling $2,257,952.

Note 5. Related Party Transactions

      In the three months ended June 30, 2003, Royalty Holdings LLC ("Royalty") advanced an additional $110,000 to the Company under an existing credit facility, increasing the principal amount outstanding under the facility to $180,000 at June 30, 2003.

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

                    Regency Affiliates, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

Note 5. Related Party Transactions (continued)

            15,000 options at an exercise price of $2.40 to each of Messrs. Glasser and Fleishman, one-third of which, in each case, become exercisable on December 31, 2003, 2004 and 2005, respectively.

      In addition, beginning with the fiscal quarter ended March 31, 2003, each non-employee director is granted 250 shares of Common Stock at the end of each full calendar quarter for which such individual has served as a director of the Company.

Note 6. Legal Proceedings

      On April 9, 2003, the Company sent a letter to the plaintiffs in the action entitled Gatz et al. v. Ponsoldt, Sr., et al., notifying them of the terms of a proposed refinancing by Security of its existing indebtedness and requesting that the plaintiffs voluntarily waive the balance of the court-ordered notice period relating to a monetization of the Security interest. The plaintiffs declined to waive the balance of the notice-period.

      On April 18, 2003, plaintiffs filed motions for a temporary restraining order and preliminary injunction seeking to prevent the monetization of the Company's Security interest, or alternatively, preventing use of the proceeds of the monetization. A hearing was held on April 21, 2003, following which the Court denied plaintiff's motion to prevent the monetization and held in abeyance plaintiffs' motion for a preliminary injunction with respect to the use of proceeds of a monetization. Plaintiffs were granted permission by the Court to conduct certain depositions within 45 days following the April 21 hearing in connection with their continuing pursuit of a preliminary injunction. The hearing, which was initially scheduled for July 2003, was subsequently cancelled after the Court concluded that venue in the District Court of Nebraska was improper (see Note 8).

Note 7. Deferred Credit

      Pursuant to the Security refinancing (see Note 3), the Company received $41,018,943 in a distribution. A portion of this distribution was in excess of the Company's basis in the investment, which is recognized as a deferred credit in the amount of $2,174,912 at June 30, 2003.

Note 8. Subsequent Events

      On July 3, 2003, Royalty Holdings LLC ("Royalty"), the holder of a $2,004,098 5% Convertible Promissory Note of the Company due October 16, 2012 (the "Note"), elected to convert the principal amount of the Note and the $71,378 of accrued and unpaid interest thereon into 1,037,738 shares of the Company's Common Stock. Royalty is an affiliate of Laurence S. Levy and Neil N. Hasson, directors and executive officers of the Company. Also on July 3, 2003, the Company prepaid the full $1,250,000 principal amount of, and all accrued and unpaid interest under, the 9% Promissory Note held by Royalty in accordance with the mandatory prepayment provisions of such note. The Company also repaid all amounts outstanding under the $300,000 working capital loan facility from Royalty, and terminated the facility. This amount consisted of $180,000 of principal and $2,910 of accrued and unpaid interest.

                    Regency Affiliates, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

Note 8. Subsequent Events (continued)

      On July 7, 2003, the Court in the action entitled Gatz et al. v. Ponsoldt, Sr. et al., Case No. 4:02 CV 3113 in the Federal District Court for the District of Nebraska, concluded that venue in the District of Nebraska was improper and granted defendants' motions to transfer the case to the District of Delaware. In connection with the transfer of the case to Delaware, the Court denied as moot the other motions pending before it without prejudice to their reassertion in the United States District Court for the District of Delaware, and cancelled the hearing on plaintiffs' motion for preliminary injunction previously set for July 21, 2003.

                    Regency Affiliates, Inc. and Subsidiaries

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

(ii) An unsecured default in the lease on the property owned by Security or its sudden catastrophe from uninsured acts of God or war could have a materially adverse impact upon the Company's investment in Security and therefore its financial position and results of operations.

(iii) The Company has significant tax loss and credit carryforwards and no assurance can be provided that the Internal Revenue Service would not attempt to limit or disallow altogether the Company's use, retroactively and/or prospectively, of such carryforwards, due to ownership changes or any other reason. The disallowance of the utilization of the company's net operating loss would severely impact the Company's financial position and results of operations due to the significant amounts of taxable income (generated by the Company's investment in Security) that have in the past been, and is expected in the future to be, offset by the Company's net operating loss carryforwards.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

General.

      The Company is committed to enhancing the value of the Company's Common Stock by seeking opportunities to monetize its existing assets and by seeking new business opportunities on an opportunistic basis. To date, the Company has not entered into any letters of intent or entered into any binding agreements regarding such a transaction. The Company does not propose to restrict its search for business opportunities to any particular geographical area or industry, and may, therefore, acquire any business, to the extent of its resources. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors. No assurance can be given that the Company will be successful identifying or securing a desirable business opportunity, and no assurance can be given that any such opportunity that is identified and secured will produce favorable results for the Company and its stockholders.

Liquidity and Capital Resources.

      On June 24, 2003, US SSA LLC, a single purpose entity owned by Security, borrowed $98,500,000 through a public debt issue underwritten by CTL Capital, LLC. Proceeds of the refinancing were used to repay the outstanding balance of Security's 1994 indebtedness, to establish reserves to make capital improvements to the property, to provide reserves required by the new debt, to pay costs and expenses related to issuing the debt, to pay fees related to the lease extension with the GSA and the financing, and to make a distribution to the partners of Security. The debt is for a term of 15.3 years maturing October 31, 2018 at which time the loan will have been paid down to a balance of $10,000,000. Security also successfully obtained residual value insurance for approximately $10,000,000. The interest cost of the financing is 4.63%. The financing is non-recourse to the Company. The Company received approximately $41,000,000 from the Security distribution. In addition, under the terms of the Security partnership agreement, the Company is entitled to (i) 95% of Security's distributions of cash flow until it has received $2,000,000 of such distributions, and thereafter 50% of such distributions and (ii) once it has received $2,000,000 of cash flow distributions, a $180,000 annual management fee from Security. The foregoing percentages are inclusive of the Company's interest as a limited partner in 1500 Woodlawn, the general partner of Security. In connection with the Security refinancing and distribution, the Company was required to repay its KBC Bank loan. The payoff amount was approximately $14,125,000, which included a release fee and make-whole premium.

      In order to satisfy the Company's working capital needs, in April 2003 the Company obtained a loan facility from Royalty Holdings LLC ("Royalty"), an affiliate of Messrs. Levy and Hasson, pursuant to which the Company could have borrowed up to an aggregate of $300,000 from Royalty. Amounts borrowed were evidenced by a demand note bearing interest of 8% per annum. On July 3, 2003, the Company repaid all amounts outstanding under the $300,000 working capital loan facility from Royalty, and terminated the facility. The payment amount consisted of $180,000 of principal and $2,910 of accrued and unpaid interest.

      On October 16, 2002, the Company redeemed all the shares of Common Stock owned by Statesman Group, Inc. ("Statesman"), a former shareholder of the Company. The Company funded the redemption from the proceeds of an aggregate of $4,750,000 borrowed from Royalty, an affiliate of current management, in exchange for two notes - a $3,500,000 5% Convertible Promissory Note due October 16, 2012 and a $1,250,000 9% Promissory Note due October 16, 2007. Both notes allowed interest to accrue without current payment. The principal and interest under the Convertible Promissory Note could be converted into Common Stock at a conversion rate of $2.00 per shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

      On November 7, 2002, Royalty converted $1,495,902 of the principal amount of the Convertible Note plus accrued interest into 750,000 shares of Common Stock and on July 3, 2003, Royalty converted the remaining $2,004,098 outstanding principal amount of the Convertible Note and the $71,378 of accrued and unpaid interest thereon into 1,037,738 shares of the Company's Common Stock. The 9% Promissory Note was required to be prepaid upon our receipt of sufficient proceeds from the Company's investment in Security after discharging certain other indebtedness. Accordingly, on July 3, 2003, the Company repaid the full $1,250,000 principal amount of, and all accrued and unpaid interest under, the 9% Promissory Note.

      On September 30, 2002, our subsidiary, Rustic Crafts International, Inc. ("Rustic Crafts") sold all of its operating assets subject to the assumption of certain of its liabilities. Prior to the sale, Rustic Crafts had established a $1,000,000 line of credit with PNC Bank which was guaranteed by the Company and expired on May 18, 2002. In conjunction with the Rustic Crafts asset sale, Rustic Crafts' indebtedness under the line of credit together with its $960,000 mortgage loan from PNC Bank and certain other indebtedness to PNC Bank was restructured to replace such indebtedness with five notes totaling $2,432,782 and have a ten year amortization schedule. The notes bear interest at the blended rate of 10.8% per annum. As part of the PNC Bank debt restructuring, Rustic Crafts was required to pay down the outstanding loan balance with $200,000 of the purchase price in the Rustic Crafts asset sale, and was required to make a $540,000 payment in December 2002. A $40,000 payment was made to PNC Bank in December 2002, but Rustic Crafts and Regency failed to make the balance of the December 2002 payment. Accordingly, the PNC Bank debt was subsequently modified to provide for the payment of the remaining $500,000 payment on or before June 30, 2003. On June 30, 2003, the Company paid all outstanding principal and interest due to PNC Bank, in satisfaction of the above described obligations.

      Management believes that the Company's cash balance and anticipated cash flows from operations will be adequate to fund our cash requirements for at least the next twelve months.

                    Regency Affiliates, Inc. and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

Results of Operations.

2003 Compared to 2002

   For the three months ended June 30, 2003:

      No revenue was generated by the Company in this period.

      Selling and administrative expenses increased by $706,129 or 146.2% in 2003 compared to 2002 due primarily to significant increases in professional fees relating to litigation defense. The Company continues to benefit from the reduction in executive compensation and related expenses.

      Income from equity investment in partnerships decreased by $60,179, 4.0% less than 2002 due to increased operating costs of Security.

      Interest expense increased by $144,607 or 79.3% in 2003 over 2002 as a result of increased loan balances due to the addition of the Royalty Notes and higher interest rates on the PNC Loans.

      Income tax expense increased by $68,824 as a result of additional state tax assessments.

      Loss from discontinued operations decreased $250,996 which sum represented Rustic Crafts' loss in the second quarter of 2002.

      Net income decreased by $695,391 in 2003 over 2002 or 112.5%. The decrease was primarily due to the increased selling and administrative expenses as well as an increase in interest expense.

      The Company's Shareholders' Equity at June 30, 2003 was $21,168,106 as compared to $21,177,324 on June 30, 2002, a decrease of $9,218.

   For the six months ended June 30, 2003:

      No revenue was generated by the company in this period.

      Selling and administrative expenses increased by $663,482 or 76.0% in 2003 compared to 2002 due primarily to significant increases in professional fees relating to litigation defense. The Company continues to benefit from the reduction in executive compensation and related expenses.

      Income from equity investment in partnerships increased $23,716 over 2002.

      Interest expense increased by $231,053 or 48.0% in 2003 over 2002 as a result of increased loan balances due to the addition of the Royalty Notes and higher interest rates on the PNC loans.

      Income tax expense increased by $68,824 as a result of additional state tax assessments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

      Loss from discontinued operations decreased $428,995 which sum represented Rustic Crafts' loss in the first quarter of 2002.

      Net income decreased by $472,106 in 2003 over 2002 or 36.3%. The decrease was primarily due to the increased selling and administrative expenses as well as an increase in interest expense.

      The Company's Shareholders' Equity at June 30, 2003 was $21,168,106 as compared to $21,177,324 on June 30, 2002, a decrease of $9,218.

Impact of Inflation.

      Although the Company has not attempted to calculate the effect of inflation, management does not believe inflation has had a material effect on its results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company does not expect its operating results, cash flows, or credit available to be affected to any significant degree by a sudden change in market interest rates. Furthermore, the Company does not engage in any transactions involving financial instruments or in hedging transactions with respect to its operations.

ITEM 4. CONTROLS AND PROCEDURES

      The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13s-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

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

      On May 2, 2002, a lawsuit, Gatz et al. v. Ponsoldt, Sr., et al., Case No. 4:02 CV 3113 (D. Neb.) (the "Shareholder Litigation"), was filed in the Federal District Court for the District of Nebraska by two dissident Regency shareholders, Edward E. Gatz and Donald D. Graham, against the Company, its former Board of Directors and Statesman (the "Original Defendants").The five-count complaint purported to be brought on behalf of the named plaintiffs, individually, as members of a class of our shareholders, and derivatively, and it purported to allege RICO violations against Mr. Ponsoldt, Sr. and Statesman, and direct and derivative breaches of fiduciary duties by former members of our Board of Directors. The complaint asserted that plaintiffs' claims arose from a variety of actions taken from 1993 to the present, including the Company's 1996 employment agreement with Mr. Ponsoldt, Sr., the options granted to Statesman pursuant to a 1997 agreement, as amended in 1998, Statesman's exercise of its options, the exchange of our interest in Glas-Aire Industries Group, Ltd. for shares of our common stock and cash, and our reverse stock split which was approved at our 2002 stockholder meeting. In addition to damages, the complaint sought to void the shares owned and controlled by Mr. Ponsoldt, Sr. and Statesman. On or about July 24, 2002 the plaintiffs moved for a preliminary injunction which sought, among other things, to enjoin any funding to Mr. Ponsoldt Sr., under his employment agreement, any acquisition by or transfer of our stock to Mr. Ponsoldt, Sr. or Statesman, prohibiting the redemption of Series C preferred stock, barring the monetization of the Security partnership interest without notice to the Court or plaintiffs, and, in the event of such monetization, prohibiting the distribution of any proceeds of such monetization.

      On August 27, 2002, the defendants moved for a protective order to prevent plaintiffs from interfering with our existing and prospective commercial relations and from distributing confidential Company documents. The Magistrate Judge granted defendants' motion and, with our agreement, on September 12, 2002, the Magistrate Judge entered an Order requiring the defendants to give plaintiffs ten days pre-closing notice of any transaction that concerned a monetization of our interest in Security.

      On August 30, 2002, the defendants moved to dismiss the Complaint in the Shareholder Litigation, on the grounds that the court does not possess personal jurisdiction over the individual defendants and for failure to state a claim for which relief could be granted. On the same date, defendants also filed their opposition to plaintiffs' preliminary injunction motion.

      Following an announcement of our October 2002 recapitalization, Plaintiffs filed a motion to impose sanctions on October 18, 2002, and an amended motion for preliminary injunction on October 23, 2002. On October 21, 2002, the Magistrate Judge denied Plaintiffs' motion for sanctions, and on October 24, 2002, the District Judge denied both of Plaintiffs' preliminary injunction motions and, pursuant to the parties' agreement, entered an order requiring the defendants to give plaintiffs ten days pre-closing notice of any transaction that concerned a monetization of our interest in Security.

      On November 8, 2002, Plaintiff Graham delivered a letter to the Company alleging various wrongs by our former Board of Directors, including the Board's approval of the October 2002 recapitalization, and making various demands of the Board. On November 12, 2002 we responded, informing Mr. Graham we would form an independent committee of the Board to investigate his allegations and demands.

      On November 15, 2002, Plaintiffs filed a motion seeking leave to file an amended complaint adding allegations that had occurred since the Complaint was filed, and adding additional parties. On December 23, 2002, the Magistrate Judge granted Plaintiffs leave to file an amended complaint over Original Defendants' objections. Plaintiffs' Amended Complaint was filed January 7, 2003, against Original Defendants, and adding as defendants Mr. Laurence Levy, Royalty Management, Inc., and Royalty Holdings, LLC (the "Royalty Defendants" and together with the Original Defendants, the "Defendants"). The Amended Complaint was filed under seal, pursuant to a protective order entered by the Court on August 29, 2002, allegedly to prevent disclosure of our confidential information. The Amended Complaint is similar to the original complaint in most respects, continuing the original allegations made against the Original Defendants, but it also alleges that the October 2002 recapitalization had given rise to additional breaches of fiduciary duties and violations of RICO by the Original Defendants and the Royalty Defendants. The Amended Complaint also purports to claim that the recapitalization constituted a fraudulent conveyance. The Amended Complaint seeks compensatory damages, costs, interest and attorneys' fees against all Defendants, treble damages against Ponsoldt, Sr., Statesman and the Royalty Defendants, and also punitive damages against Ponsoldt, Sr. and Statesman. Plaintiffs have also asked for a declaration that all stock issued to Statesman, Ponsoldt, Sr., or their affiliates is void, and they ask that the October 2002 recapitalization be set aside as a fraudulent conveyance.

      On March 6, 2003, the Defendants again filed motions to dismiss the Amended Complaint for lack of personal jurisdiction, improper venue, and for failure to allege claims on which relief could be granted. On July 7, 2003, the Court found venue in Nebraska improper and ordered the case transferred to the United Stated District Court for the District of Delaware. The Court has since denied a motion by Plaintiffs to reconsider that Order.

      On April 9, 2003, the Company sent a letter to the Plaintiffs, notifying them of the terms of a proposed refinancing by Security of its existing indebtedness and requesting that the Plaintiffs voluntarily waive the balance of the court-ordered notice period relating to a monetization of the Security interest. The Plaintiffs declined to waive the balance of the notice period.

      On April 18, 2003, plaintiffs filed motions for a temporary restraining order and preliminary injunction seeking to prevent the monetization of the Company's Security interest, or alternatively, preventing use of the proceeds of the monetization. A hearing was held on April 21, 2003, following which the Court denied plaintiff's motion to prevent the monetization and held in abeyance plaintiffs' motion for a preliminary injunction with respect to the use of proceeds of a monetization. Plaintiffs were granted permission by the Court to conduct certain depositions within 45 days following the April 21, 2003 hearing in connection with their continuing pursuit of a preliminary injunction. The hearing, which was initially scheduled for July 2003, was subsequently cancelled after the Court concluded that venue in the District Court of Nebraska was improper.

      On May 16, 2003, the Special Committee appointed to investigate the allegations and demands made by Mr. Graham in his November 2002 letter, delivered its report with respect to five of such demands. The Special Committee concluded, among other things, that the October 2002 recapitalization was properly approved and consummated, and that such approval and consummation did not constitute a breach of fiduciary duty by the Company's Board of Directors. The Special Committee also determined that continued prosecution of the derivative claims relating to the October 2002 recapitalization is not in the best interests of the Company and the shareholders whose interests would best be served by dismissal of such derivative claims, and directed the Board of Directors to cause the Corporation to file a motion to dismiss and/or for summary judgment dismissing such claims. Mr. Graham's counsel objected to the Special Committee's report and requested further investigation. The Special Committee currently is evaluating Mr. Graham's counsel's request.

ITEM 2. CHANGES IN SECURITIES.

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5. OTHER INFORMATION.

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

                            EXHIBIT AND REPORT INDEX

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

      3.1(i)(b)         Corrected Certificate of Amendment reflecting amendment
                              to Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1(i)(b) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002, filed on November 19, 2002, and incorporated herein by reference)

      3.1(i)(c)         Certificate of Designation - Series B Preferred Stock,
                              $10 Stated Value, $.10 par value (filed as Exhibit to Form 10-K dated June 7, 1993 and incorporated herein by reference)

      3.1(i)(d)         Amended and Restated Certificate of Designation, Series
                              C Preferred Stock, $100 Stated Value, $.10 par value (filed as Exhibit 99.4 to the Company's Current Report on Form 8-K filed on October 18, 2002, and incorporated herein by reference)

      3.1(i)(e)         Certificate of Designation - Series D Junior Preferred
                              Stock, $10 Stated Value, $.10 par value (filed as Exhibit to Form 10-K dated June 7, 1993 and incorporated herein by reference)

      3.1(i)(f)         Certificate of Designation - Series E Preferred Stock,
                              $100 Stated Value, $.10 par value (filed as
                              Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 at page E-1, and incorporated herein by reference)

      3.1(ii)(a)        By-laws of the Company (filed as Exhibit 3.4 to the
                              Company's Registration Statement on Form S-1, Registration Number 2-86906, and incorporated herein by reference)

      3.1(ii)(b)        Amendment No. 1 to By-Laws of the Company (filed as
                              Exhibit 3.1(ii)(b) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002, filed on November 19, 2002, and incorporated herein by reference)

      10.1              Eighth Amendment to Security Land and Development
                              Company Limited Partnership Amended and Restated Limited Partnership Agreement and Amended and Restated Certificate of Limited Partnership (filed as Exhibit 10.27 to the Company's Report on Form 10-KSB, filed on April 15, 2003 and incorporated herein by reference)

      10.2              Ninth Amendment to Security Land and Development Company
                              Limited Partnership Amended and Restated Limited Partnership Agreement (filed as Exhibit 10.1 to the Company's Form 8-K filed on June 25, 2003, and incorporated herein by reference)

      10.3              Seventh Amendment to First Amended and Restated Limited
                              Partnership Agreement of 1500 Woodlawn Limited Partnership (filed as Exhibit 10.2 to the Company's Form 8-K filed on June 25, 2003, and incorporated herein by reference.)

      31.1              Chief Executive Officer's Certificate, pursuant to
                              Section 302 of the Sarbanes-Oxley Act of 2002

      31.2              Chief Financial Officer's Certificate, pursuant to
                              Section 302 of the Sarbanes-Oxley Act of 2002

      32.1              Certification of Chief Executive Officer pursuant to 18
                              U.S.C. Section 1350, as adopted pursuant to
                              Section 906 of the Sarbanes-Oxley Act of 2002

      32.2              Certification of Chief Financial Officer pursuant to 18
                              U.S.C. Section 1350, as adopted pursuant to
                              Section 906 of the Sarbanes-Oxley Act of 2002

      99.1              Report of the Special Committee of the Company's Board
                              of Directors, dated May 10, 2003, and adopting resolutions (filed as Exhibit 99.2 to Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003, and incorporated by reference herein)

      (b)   Reports on Form 8-K

            Date                   Item Reported            Financial Statement
            ----                   -------------            -------------------

            April 9, 2003                5                         None.

            June 25, 2003                5                         None.

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

                                         REGENCY AFFILIATES, INC.
                                         ------------------------
                                         (Registrant)


Date: August 19, 2003                    /s/ Laurence S. Levy
                                         ---------------------------------------
                                         (President and Chief Executive Officer)


Date: August 19, 2003                    /s/ Neil N. Hasson
                                         ---------------------------------------
                                         (Chief Financial Officer)

                            EXHIBIT AND REPORT INDEX

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

      3.1(i)(b)         Corrected Certificate of Amendment reflecting amendment
                              to Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1(i)(b) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002, filed on November 19, 2002, and incorporated herein by reference)

      3.1(i)(c)         Certificate of Designation - Series B Preferred Stock,
                              $10 Stated Value, $.10 par value (filed as Exhibit to Form 10-K dated June 7, 1993 and incorporated herein by reference)

      3.1(i)(d)         Amended and Restated Certificate of Designation, Series
                              C Preferred Stock, $100 Stated Value, $.10 par value (filed as Exhibit 99.4 to the Company's Current Report on Form 8-K filed on October 18, 2002, and incorporated herein by reference)

      3.1(i)(e)         Certificate of Designation - Series D Junior Preferred
                              Stock, $10 Stated Value, $.10 par value (filed as Exhibit to Form 10-K dated June 7, 1993 and incorporated herein by reference)

      3.1(i)(f)         Certificate of Designation - Series E Preferred Stock,
                              $100 Stated Value, $.10 par value (filed as
                              Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 at page E-1, and incorporated herein by reference)

      3.1(ii)(a)        By-laws of the Company (filed as Exhibit 3.4 to the
                              Company's Registration Statement on Form S-1, Registration Number 2-86906, and incorporated herein by reference)

      3.1(ii)(b)        Amendment No. 1 to By-Laws of the Company (filed as
                              Exhibit 3.1(ii)(b) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002, filed on November 19, 2002, and incorporated herein by reference)

      10.1              Eighth Amendment to Security Land and Development
                              Company Limited Partnership Amended and Restated Limited Partnership Agreement and Amended and Restated Certificate of Limited Partnership

      10.2              Ninth Amendment to Security Land and Development Company
                              Limited Partnership Amended and Restated Limited Partnership Agreement (filed as Exhibit 10.1 to the Company's Form 8-K filed on June 25, 2003 and incorporated herein by reference)

      10.3              Seventh Amendment to First Amended and Restated Limited
                              Partnership Agreement of 1500 Woodlawn Limited Partnership (filed as Exhibit 10.2 to the Company's Form 8-K filed on June 25, 2003, and incorporated herein by reference.)

      31.1              Chief Executive Officer's Certificate, pursuant to
                              Section 302 of the Sarbanes-Oxley Act of 2002

      31.2              Chief Financial Officer's Certificate, pursuant to
                              Section 302 of the Sarbanes-Oxley Act of 2002

      32.1              Certification of Chief Executive Officer pursuant to 18
                              U.S.C. Section 1350, as adopted pursuant to
                              Section 906 of the Sarbanes-Oxley Act of 2002

      32.2              Certification of Chief Financial Officer pursuant to 18
                              U.S.C. Section 1350, as adopted pursuant to
                              Section 906 of the Sarbanes-Oxley Act of 2002

      99.1              Report of the Special Committee of the Company's Board
                              of Directors, dated May 10, 2003, and adopting resolutions (filed as Exhibit 99.2 to Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003, and incorporated by reference herein)

      (b)   Reports on Form 8-K

            Date                      Item Reported         Financial Statement
            ----                      -------------         -------------------

            April 9, 2003                  5                       None.

            June 25, 2003                  5                       None.