Form 10QSB
period 2003-09-30
REGENCY AFFILIATES INC
filed 2003-11-19
CIK 99249

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

             |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of November 12, 2003 there were 3,018,412 shares of the $.01 Par Value Common Stock outstanding.

Transitional Small Business Disclosure Form (check one): Yes |_| No |X|

                    Regency Affiliates, Inc. and Subsidiaries
                        Index to the Financial Statements

                                                                                                          Page
Part I - Financial Information (Unaudited)

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets...................................................3-4

                  Condensed Consolidated Statements of Operations.........................................5

                  Condensed Consolidated Statements of Cash Flows.........................................6-7

                  Notes to Condensed Consolidated Financial Statements....................................8-11

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  And Results of Operations...............................................................12-16

         Item 3.  Controls and Procedures.................................................................16

Part II - Other Information (Unaudited)

         Item 1.  Legal Proceedings.......................................................................16-20

         Item 2.  Changes in Securities and Use of Proceeds...............................................20

         Item 3.  Defaults Upon Senior Securities.........................................................20

         Item 4.  Submission of Matters to a Vote of Security Holders.....................................20

         Item 5.  Other Information.......................................................................20

         Item 6.  Exhibits and Reports on  Form 8-K.......................................................20-22

Signatures................................................................................................23

                    Regency Affiliates, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                    September 30,      December 31,
                                                         2003             2002
                                                    -------------      ------------
                                                     (Unaudited)        (Audited)
Assets
  Current Assets
      Cash and cash equivalents                      $ 3,044,685       $   101,041
      Marketable securities                           17,995,230                --
      Loan receivable                                         --           250,000
      Accrued receivables                                270,075           164,374
      Notes receivable - current                         293,103           560,573
      Income taxes receivable                                 --            11,149
      Prepaid expenses                                    75,066                --
      Other current assets                                    --            14,935
                                                     -----------       -----------
         Total current assets                         21,678,159         1,102,072
                                                     -----------       -----------

Notes receivable, net of current portion                 836,959           546,427

Property, plant and equipment, net                     1,976,380         2,037,277

Investment in partnership                                549,268        36,433,721

Other Assets
      Aggregate inventory                                832,728           833,611
      Debt issuance costs, net of amortization                --           412,731
      Deferred costs                                     250,000           250,000
      Other                                                1,300             1,373
                                                     -----------       -----------
         Total other assets                            1,084,028         1,497,715
                                                     -----------       -----------

         Total Assets                                $26,124,794       $41,617,212
                                                     ===========       ===========

The accompanying notes are an integral part of these financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                                  September 30,       December 31,
                                                                                      2003               2002
                                                                                  ------------        ------------
                                                                                   (Unaudited)         (Audited)
Liabilities and Shareholders' Equity
  Current Liabilities
      Current portion of long-term debt                                           $         --        $ 13,353,260
      Notes payable - banks                                                                 --             798,938
      Current portion of notes payable - other                                              --             130,036
      Accounts payable                                                                 124,154             365,252
      Accrued expenses                                                               1,629,752           1,899,342
      Loans payable                                                                     90,000                  --
      Taxes payable                                                                         --             183,571
                                                                                  ------------        ------------
         Total current liabilities                                                   1,843,906          16,730,399

  Notes Payable - other, net of current portion                                             --           3,254,098
  Long Term Debt, net of current portion                                                    --           1,292,013
  Deferred Credit                                                                    1,459,183                  --

  Shareholders' Equity
      Serial preferred stock not subject to mandatory redemption                     1,052,988           1,052,988
         (maximum liquidation preference $24,975,312 in 2003 and 2002, respectively)
      Common stock, par value $.01 authorized 25,000,000 shares                         37,728              27,055
      Additional paid-in capital                                                     8,177,786           6,106,846
      Readjustment resulting from quasi-reorganization at December 31, 1987         (1,670,596)         (1,670,596)
      Retained earnings                                                             17,682,042          17,282,200
      Note receivable - sale of stock                                               (2,440,000)         (2,440,000)
      Treasury stock, 1,160,247 and 1,115,025 shares in 2003 and 2002,                 (18,243)            (17,791)
         respectively
                                                                                  ------------        ------------
         Total shareholders' equity                                                 22,821,705          20,340,702
                                                                                  ------------        ------------

         Total Liabilities and Shareholders' Equity                               $ 26,124,794        $ 41,617,212
                                                                                  ============        ============

The accompanying notes are an integral part of these financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
             Three and Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                           Three Months Ended                    Nine Months Ended
                                                   --------------------------------      ---------------------------------
                                                   September 30,      September 30,      September 30,       September 30,
                                                       2003               2002               2003               2002
                                                   -------------      -------------      -------------       -------------
Revenues                                            $        --        $        --        $        --        $        --
                                                    -----------        -----------        -----------        -----------

Costs and expenses
  Selling and administrative                          1,306,583            536,307          2,842,731          1,408,953
                                                    -----------        -----------        -----------        -----------

(Loss) from operations                               (1,306,583)          (536,307)        (2,842,731)        (1,408,953)
Income from equity investment in partnerships           765,729          1,484,996          3,776,245          4,471,796
Rental income                                            23,996                 --             71,988                 --
Dividends and interest                                   56,723             29,217            141,814            113,203
Unrealized gain on marketable securities                 27,802                 --             27,802                 --
Other income                                              7,075              5,580              8,567              6,393
Interest expense                                         (1,435)          (283,548)          (714,150)          (811,896)
                                                    -----------        -----------        -----------        -----------
Income (loss) before income tax expense, and           (426,693)           699,938            469,535          2,370,543
  minority interest
Income tax expense                                         (869)                --            (69,693)                --
Minority interest                                            --              5,395                 --             16,609
                                                    -----------        -----------        -----------        -----------
Income (loss) from continuing operations               (427,562)           705,333            399,842          2,387,152
(Loss) from operations of discontinued                       --            (88,820)                --           (471,129)
  components, net of $0 tax effect in 2002
                                                    -----------        -----------        -----------        -----------
Net income (loss)                                   $  (427,562)       $   616,513        $   399,842        $ 1,916,023
                                                    ===========        ===========        ===========        ===========

Net income (loss) per common share:
  Basic
      Continuing operations                         $     (0.14)       $      0.36        $      0.17        $      1.22
      Discontinued operations                                --              (0.04)                --              (0.24)
                                                    -----------        -----------        -----------        -----------
                                                    $     (0.14)       $      0.32        $      0.17        $      0.98
                                                    ===========        ===========        ===========        ===========
  Diluted
      Continuing operations                         $     (0.14)       $      0.36        $      0.17        $      1.22
      Discontinued operations                                --              (0.04)                --              (0.24)
                                                    -----------        -----------        -----------        -----------
                                                    $     (0.14)       $      0.32        $      0.17        $      0.98
                                                    ===========        ===========        ===========        ===========

Weighted average number of common shares
  outstanding
      Basic                                           3,011,769          1,955,599          2,338,327          1,955,599
      Diluted                                         3,094,871          1,955,599          2,417,198          1,955,599

The accompanying notes are an integral part of these financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                                      September 30,       September 30,
                                                                          2003                2002
                                                                      ------------        ------------
Cash flows from operating activities
  Net income                                                          $    399,842        $  1,916,023
  Adjustments to reconcile net income to net cash provided
      (used) by operating activities
         Depreciation and amortization                                     473,628             458,129
         Minority interest                                                      --             (27,860)
         Unrealized gain on marketable securities                          (27,802)                 --
         Income from equity investment in partnerships                  (3,776,245)         (4,471,796)
         Distribution of earnings from partnership                      41,119,881             104,303
         Gain on disposition of net assets of subsidiaries                      --            (262,550)
         Interest accretion on long-term debt                              474,674             722,603
         Stock-based compensation                                            5,686                  --
         Changes in operating assets and liabilities
            Accounts receivable                                                225             163,506
            Loan receivable                                                250,000                  --
            Accrued receivables                                           (129,635)           (113,193)
            Income taxes receivable                                         11,149                  --
            Inventory                                                           --            (238,223)
            Other current assets                                           (60,356)             54,255
            Accounts payable                                              (241,098)            522,716
            Accrued expenses                                              (197,330)            638,780
            Taxes payable                                                 (183,571)                 --
                                                                      ------------        ------------
               Net cash provided (used) by operating activities         38,119,048            (533,307)
                                                                      ------------        ------------
Cash flows from investing activities
  Purchases of marketable securities                                   (17,967,428)                 --
  Capital expenditures                                                          --            (201,004)
  Principal repayments on notes receivable                                     872                  --
  Other                                                                         73              (9,668)
                                                                      ------------        ------------
               Net cash (used) by investing activities                 (17,966,483)           (210,672)
                                                                      ------------        ------------
Cash flows from financing activities
  Net short-term borrowings (payments)                                 (16,034,887)            464,577
  Net long-term borrowings (payments)                                   (1,174,034)            (11,870)
                                                                      ------------        ------------
               Net cash provided (used) by financing activities        (17,208,921)            452,707
                                                                      ------------        ------------
Increase (decrease) in cash and cash equivalents                         2,943,644            (291,272)
Cash and cash equivalents - beginning                                      101,041             310,093
                                                                      ------------        ------------
Cash and cash equivalents - ending                                    $  3,044,685        $     18,821
                                                                      ============        ============

The accompanying notes are an integral part of these financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (continued)
                  Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                            2003             2002
                                                         ----------       ----------
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
      Income taxes                                       $  252,371       $       --
      Interest                                            4,391,398          144,129

Supplemental disclosures of non-cash investing and financing activities:

      On July 3, 2003, $2,004,098 in convertible notes payable and $71,378 in accrued interest thereupon were converted into 1,037,738 shares of common stock.

      On August 8, 2003, the Company reached an agreement to restructure a note receivable, whereby accrued interest receivable of $23,934 was converted into part of the principal on the new note receivable.

      On September 30, 2002 the Corporation's subsidiary, Rustic Crafts International, Inc., sold a majority of its net assets with a book value of $844,450 and obtained notes receivable totaling $1,107,000. The resultant gain of $262,550 is reflected in the financial statements as a reduction of loss from discontinued operations.

The accompanying notes are an integral part of these financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

Note 1. Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to
      Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002 and quarterly reports on Form 10-QSB for the periods ended March 31 and June 30, 2003.

      The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

      Principles of Consolidation - The consolidated financial statements include the accounts of Regency Affiliates, Inc. (the "Company"), its wholly owned subsidiaries, Speed.com Inc., (through March 1, 2003, the date it was liquidated); Rustic Crafts International, Inc. ("Rustic Crafts") (through September 30, 2002, the date upon which substantially all of its net operating assets were disposed); and Neptune Trading Co., Inc. ("Neptune") (through November 26, 2002, the date of it's disposal); its 80% owned subsidiaries, National Resource Development Corporation ("NRDC") and Transcontinental Drilling Company ("Drilling") and its 75% owned subsidiary, Iron Mountain Resources, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 2. Earnings Per Share

      Basic earnings per share are computed by dividing net income attributable to common shareholders (net income less preferred stock dividend requirements and periodic accretion if applicable) by the weighted average number of common shares outstanding during the year. Diluted per share computations assume conversion of convertible debt and stock options outstanding that are "in the money". On February 5, 2002 the Company's stockholders approved a one-for ten reverse stock split of the Company's common stock, par value $0.40 per share, and a decrease in the par value to $0.01 per share. The computation of basic and diluted EPS have been retroactively adjusted for the periods ended September 30, 2002 to reflect this change in capital structure.

Note 3. Marketable Securities

      During the quarter ended September 30, 2003, the Company purchased marketable securities for cash. The cost and fair value of the Company's investments in marketable securities are as follows as of September 30, 2003:

                    Regency Affiliates, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

                                                                                 Gross
            Trading Securities:                             Amortized         Unrealized
                                                              Cost               Gains          Fair Value
                                                           ------------       ----------       ------------
               18,000,000 US Treasury Bills                $ 17,967,428       $   27,802       $ 17,995,230

Note 4. Notes Receivable

      On August 8, 2003, the Company reached an agreement with regard to restructuring the note receivable due to its subsidiary, Rustic Crafts, from RCI Wood Products, Inc. in the original amount of $400,000, bearing interest at 7% per annum with an original maturity of September 30, 2003. The Company agreed to the issuance of a judgment note receivable in the amount of $423,934 (comprised of $400,000 original principal plus interest accrued thereon through August 8, 2003), bearing interest at a rate of 7.5% based on actual days on a 360-day basis. Monthly payments of principal and interest of $5,032 are required beginning September 8, 2003, continuing until August 8, 2006, when all outstanding principal and interest will become due and payable.

      In connection with the note restructuring, the Company obtained a security interest in the accounts receivable, inventory, fixed assets and other operating assets of RCI Wood Products, Inc. The judgment note is personally guaranteed by the president of RCI Wood Products, Inc.

Note 5. Investment in Partnership

      In April 2003, the Company entered into an amendment to the partnership agreement for Security Land and Development Company Limited Partnership ("Security"). The amendment provides for the distribution of the net proceeds of a loan to Security to the Company and the non-Company partners on a 50/50 basis, provided that such allocation would result in a minimum distribution to the Company of $39,000,000 (a "qualified financing"). This qualified financing was obtained in June 2003 (see below). The amendment also provides that, following the qualified financing, the Company will be entitled to (i) 95% of Security's distributions of cash flow until it has received $2,000,000 of such distributions, and thereafter 50% of such distributions, and (ii) once it has received $2,000,000 of cash flow distributions, a $180,000 annual management fee from Security. The foregoing percentages are inclusive of the Company's interest as a limited partner in 1500 Woodlawn, the general partner of Security.

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

                    Regency Affiliates, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

Note 6. Repurchase of Common Stock

      In September 2003, the Company's Board of Directors authorized the repurchase of the Company's common stock in the aggregate amount not to exceed $1,000,000. The shares will be repurchased from time to time in open market transactions or privately negotiated transactions at the Company's discretion, subject to market conditions and other factors. Under the program, no shares will knowingly be purchased from the Company's officers or directors or from any such person's affiliates. Through November 18, 2003, the Company has not repurchased any shares under the repurchase plan.

Note 7. Related Party Transactions

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

      In the three months ended September 30, 2003, Royalty Holdings LLC ("Royalty") advanced $90,000 to the Company. Accrued interest thereupon at September 30, 2003 was $1,756. The principal amount and all accrued interest were repaid in full on November 11, 2003.

      Pursuant to a License Agreement entered into in March 2003, Royalty Management, Inc., which is wholly-owned by Laurence Levy, the Company's President and a director, provides New York City office space, office supplies and services to the Company for $100,000 per year.

      On July 23, 2003, the Company repaid the full $130,000 principal amount, plus accrued interest of $8,337 thereon, in loans to the Company from its former shareholder, Statesman Group, Inc. ("Statesman"). The loans were made in July, August and October 2002 prior to the October 2002 repurchase by the Company of all of Statesman's shares. The loans bore interest at the rate of 7% per annum.

      Beginning with the fiscal quarter ended March 31, 2003, each non-employee director is granted 250 shares of Common Stock at the end of each full calendar quarter for which such individual has served as a director of the Company. Compensation expense of $5,400 has been recognized for issuances through September 30, 2003.

Note 8. Legal Proceedings

      On July 7, 2003, the Court in the action entitled Gatz et al. v. Ponsoldt, Sr. et al., Case No. 4:02 CV 3113 in the Federal District Court for the District of Nebraska, concluded that venue in the District of Nebraska was improper and granted defendants' motions to transfer the case to the District of Delaware. In connection with the transfer of the case to Delaware, the Court denied as moot the other motions pending before it without prejudice to their reassertion in the United States District Court for the District of

                    Regency Affiliates, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

Note 8. Legal Proceedings (continued)

      Delaware, and cancelled the hearing on plaintiffs' motion for preliminary injunction previously set for July 21, 2003.

      On September 8, 2003, the original defendants in the action filed an emergency motion in the United States District Court for the District of Delaware to terminate prejudgment attachment relating to the compensation of Ponsoldt, Sr. On September 23, 2003, the original defendants also filed a motion to dismiss the amended Complaint. Statesman filed a motion to dismiss the Plaintiffs' amended complaint on September 26, 2003. On October 6, 2003, the District Court held a teleconference with the parties in which the District Court instructed plaintiffs to file an answering brief in response to the motion to dismiss and the motion to terminate prejudgment attachment by October 14, 2003.

Note 9. Deferred Credit

      Pursuant to the Security refinancing (see Note 5), the Company received $41,018,943 in a distribution. A portion of this distribution is in excess of the Company's basis in the investment, which is recognized as a deferred credit in the amount of $1,459,183 at September 30, 2003.

Note 10. Subsequent Events

      On October 1, 2003, the Company granted 50,000 options at an exercise price of $1.53 per share to each of Messrs. Levy and Hasson, and 2,500 options at an exercise price of $1.53 per share to each of the Company's non-management directors, Stanley Fleishman and Errol Glasser. In addition, on October 1, 2003, the Company granted 5,000 options at an exercise price of $1.53 to a consultant of the Company. The above option grants were made under the 2003 Stock Incentive Plan. The Plan was amended on October 1, 2003 to increase the number of shares available for grant from 100,000 to 250,000.

      On October 22, 2003, Royalty Holdings LLC, the Company's majority stockholder, executed a written consent approving an amendment to the Company's Restated Certificate of Incorporation, as amended, to decrease the number of shares of authorized stock from 30,000,000 shares to 10,000,000 shares (consisting of 8,000,000 shares common and 2,000,000 shares preferred) as authorized by the Board of Directors.

      Please see Part II, Item 1 to this Schedule 10-QSB for a description of certain subsequent events relating to certain litigation involving the Company.

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

                    Regency Affiliates, Inc. and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

General.

      The Company is committed to enhancing the value of the Company's Common Stock by seeking opportunities to monetize its existing assets and by seeking new business opportunities on an opportunistic basis. To date, the Company has not entered into any letters of intent or entered into any binding agreements regarding any such transaction. The Company does not propose to restrict its search for business opportunities to any particular geographical area or industry, and may, therefore, acquire any business, to the extent of its resources. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors. No assurance can be given that the Company will be successful identifying or securing a desirable business opportunity, and no assurance can be given that any such opportunity that is identified and secured will produce favorable results for the Company and its stockholders.

Liquidity and Capital Resources.

      In the three months ended September 30, 2003, Royalty Holdings LLC ("Royalty") advanced $90,000 to the Company. Accrued interest thereupon at September 30, 2003 is $1,756. The principal amount and all accrued interest were repaid in full on November 11, 2003.

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

                    Regency Affiliates, Inc. and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

Results of Operations.

2003 Compared to 2002

      For the three months ended September 30, 2003:

            No revenue was generated by the Company in this period.

            Selling and administrative expenses increased by $770,276 or 144% in 2003 compared to 2002 due primarily to significant increases in professional fees relating to litigation defense. The Company continues to benefit from the reduction in executive compensation and related expenses.

            Income from equity investment in partnerships decreased by $719,267 or 48% in 2003 compared to 2002 due to the refinancing of debt and increased operating costs of Security.

            Interest expense decreased by $282,113 in 2003 over 2002 as a result of the payment of substantially all interest bearing indebtedness in the beginning of this quarter.

            Loss from discontinued operations decreased $88,820 which sum represented Rustic Crafts loss in the third quarter of 2002.

            Net income decreased by $1,044,075 in 2003 over 2002. The decrease was primarily due to increased selling and administrative expenses as well as reduced income from equity investments in partnerships.

      For the nine months ended September 30, 2003:

            No revenue was generated by the company in this period.

            Selling and administrative expenses increased by $1,433,778 or 102% in 2003 compared to 2002 due primarily to significant increases in professional fees relating to litigation defense. The Company continues to benefit from the reduction in executive compensation and related expenses.

            Income from equity investment in partnerships decreased $695,551 in 2003 compared to 2002 due to the refinancing of debt and increased operating costs of Security.

            Interest expense decreased by $97,746 in 2003 over 2002 as a result of the payment of substantially all interest bearing indebtedness after June 30, 2003.

            Income tax expense increased by $69,693 as a result of additional state tax assessments.

            Loss from discontinued operations decreased $471,129 which sum represented Rustic Crafts loss in the first quarter of 2002.

                    Regency Affiliates, Inc. and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

      Net income decreased by $1,516,181 in 2003 over 2002 or 79%. The decrease was primarily due to increased selling and administrative expenses as well as reduced income from equity investments in partnerships.

      The Company's Shareholders' Equity at September 30, 2003 was $22,821,705 as compared to $21,794,197 on September 30, 2002, an increase of $1,027,508.

Impact of Inflation.

      Although the Company has not attempted to calculate the effect of inflation, management does not believe inflation has had a material effect on its results of operations.

ITEM 3. CONTROLS AND PROCEDURES.

      The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

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

                    Regency Affiliates, Inc. and Subsidiaries

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS. (continued)

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

      On November 8, 2002, Plaintiff Graham delivered a letter to the Company alleging various wrongs by our former Board of Directors, including the Board's approval of the October 2002 recapitalization, and making various demands of the Board. On November 12, 2002 we responded informing Mr. Graham that we would form an independent committee of the Board to investigate his allegations and demands.

                    Regency Affiliates, Inc. and Subsidiaries

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS. (continued)

      On November 15, 2002, Plaintiffs filed a motion seeking leave to file an amended complaint adding allegations that had occurred since the Complaint was filed, and adding additional parties. On December 23, 2002, the Magistrate Judge granted Plaintiffs leave to file an amended complaint over Original Defendants' objections. Plaintiffs' Amended Complaint was filed January 7, 2003, against Original Defendants, and adding as defendants Mr. Laurence Levy, Royalty Management, Inc., and Royalty Holdings, LLC (the "Royalty Defendants" and together with the Original Defendants, the "Defendants"). The Amended Complaint was filed under seal, pursuant to a protective order entered by the Court on August 29, 2002, allegedly to prevent disclosure of our confidential information. The Amended Complaint is similar to the original complaint in most respects, continuing the original allegations made against the Original Defendants, but it also alleges that the October 2002 recapitalization had given rise to additional breaches of fiduciary duties and violations of RICO by the Original Defendants and the Royalty Defendants. The Amended Complaint also purports to claim that the recapitalization constituted a fraudulent conveyance. The Amended Complaint seeks compensatory damages, costs, interest and attorneys' fees against all Defendants, treble damages against Mr. Ponsoldt, Sr., Statesman and the Royalty Defendants, and also punitive damages against Mr. Ponsoldt, Sr. and Statesman. Plaintiffs have also asked for a declaration that all stock issued to Statesman, Mr. Ponsoldt, Sr., or their affiliates is void, and they ask that the October 2002 recapitalization be set aside as a fraudulent conveyance.

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

      On April 18, 2003, plaintiffs filed motions for a temporary restraining order and preliminary injunction seeking to prevent the monetization described in the April 9, 2002 notice, or alternatively, preventing use of the proceeds of the monetization. A hearing was held on April 21, 2003, following which the Court denied plaintiff's motion to prevent the monetization and held in abeyance plaintiffs' motion for a preliminary injunction with respect to the use of proceeds of a monetization. Plaintiffs were granted permission by the Court to conduct certain depositions within 45 days following the April 21, 2003 hearing in connection with their continuing pursuit of a preliminary injunction. The hearing, which was initially scheduled for July 2003, was subsequently cancelled after the Court concluded that venue in the District Court of Nebraska was improper.

                    Regency Affiliates, Inc. and Subsidiaries

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS. (continued)

      On May 16, 2003, the Special Committee appointed to investigate the allegations and demands made by Mr. Graham in his November 2002 letter, delivered its report with respect to five of such demands. The Special Committee concluded, among other things, that the October 2002 recapitalization was properly approved and consummated, and that such approval and consummation did not constitute a breach of fiduciary duty by the Company's Board of Directors. The Special Committee also determined that continued prosecution of the derivative claims relating to the October 2002 recapitalization is not in the best interests of the Company and the shareholders whose interests would best be served by dismissal of such derivative claims, and directed the Board of Directors to cause the Corporation to file a motion to dismiss and/or for summary judgment dismissing such claims. Mr. Graham's counsel objected to the Special Committee's report and requested further investigation. The Special Committee conducted further investigation and concluded that no modification to the conclusions of its original report were warranted.

      On July 7, 2003, the Court found venue in Nebraska improper, ordered the case transferred to the United States District Court for the District of Delaware and denied all pending motions with leave to re-file them in Delaware.

      On September 8, 2003, the Original Defendants filed an emergency motion in the United States District Court for the District of Delaware to terminate prejudgment attachment relating to the compensation of Mr. Ponsoldt, Sr. On September 23, 2003, the Original Defendants also filed a motion to dismiss the amended Complaint. The Statesman Group filed a motion to dismiss the Amended Complaint on September 26, 2003. On October 6, 2003, the District Court held a teleconference with the parties in which the District Court instructed Plaintiffs to file an answering brief in response to the motion to dismiss and the motion to terminate prejudgment attachment by October 14, 2003.

      On October 14, 2003, the Plaintiffs filed an answering brief in response to the motion to terminate prejudgment attachment and a motion for leave to amend to file a Second Amended and Supplemental Complaint adding allegations as to events which occurred since the filing of the Amended Complaint. The Second Amended and Supplemental Complaint also allege additional violations of RICO by the Royalty Defendants.

      On October 17, 2003, the Original Defendants filed a reply in support of their motion to terminate prejudgment attachment.

      On October 20, 2003, the Plaintiffs filed a motion for an order maintaining the status quo, or in the alternative, for preliminary injunction, seeking, among other things, to prevent Regency from paying any compensation to Mr. Ponsoldt, Sr. or taking any action outside the ordinary course of business and to prohibit the Royalty Defendants from voting their shares of Regency.

      The District Court held an in-person scheduling conference on October 23, 2003 at which time the District Court ordered that briefing on Plaintiffs' motion for leave to amend and for an order maintaining the status quo, each of which is opposed by Defendants, was to be completed by November 17, 2003.

                    Regency Affiliates, Inc. and Subsidiaries

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS. (continued)

      On November 7, 2003, the District Court issued a memorandum order granting the Original Defendants' motion to terminate prejudgment attachment relating to the compensation of Mr. Ponsoldt, Sr. Also on November 7, 2003, the Royalty Defendants and Regency filed motions to dismiss the Amended Complaint. Briefing of the motions filed by the Royalty Defendants is expected to be completed shortly. Once briefing on all motions has been completed, the Court will take the matters under advisement and advise counsel for the parties whether oral argument is necessary on any of the motions.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

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

                    Regency Affiliates, Inc. and Subsidiaries

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (continued)

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

                    Regency Affiliates, Inc. and Subsidiaries

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (continued)

      10.3                    Seventh Amendment to First Amended and Restated
                                  Limited Partnership Agreement of 1500 Woodlawn Limited Partnership (filed as Exhibit 10.2 to the Company's Form 8-K filed on June 25, 2003, and incorporated herein by reference.)

      31.1                    Chief Executive Officer's Certificate, pursuant to
                                  Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2                    Chief Financial Officer's Certificate, pursuant to
                                  Section 302 of the Sarbanes-Oxley Act of 2002.

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

      (b)   Reports on Form 8-K

            Date                   Item Reported             Financial Statement
            ----                   -------------             -------------------

            September 23, 2003           5                          None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         REGENCY AFFILIATES, INC.
                                         ------------------------
                                         (Registrant)


Date: November 19, 2003                  /s/ Laurence S. Levy
-----------------------                  ---------------------------------------
                                         (President and Chief Executive Officer)


Date: November 19, 2003                  /s/ Neil N. Hasson
-----------------------                  ---------------------------------------
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

31.1                Chief Executive Officer's Certificate, pursuant to Section
                        302 of the Sarbanes-Oxley Act of 2002.

31.2                Chief Financial Officer's Certificate, pursuant to Section
                        302 of the Sarbanes-Oxley Act of 2002.

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

(b)   Reports on Form 8-K

      Date                      Item Reported                Financial Statement
      ----                      -------------                -------------------

      September 23, 2003               5                            None.