Form 10KSB
period 2003-12-31
REGENCY AFFILIATES INC
filed 2004-04-14
CIK 99249

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                       ---------------------------------

                                   FORM 10-KSB

                                  ANNUAL REPORT

                     Pursuant to Section 13 OR 15(d) of the
                         Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2003

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

                                 Yes |X| No |_|

Mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year:        $0.00

The number of shares outstanding of the registrant's $.01 Par Value Common Stock issued as of April 13, 2004, was 3,018,912 and the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $7,607,514.

Transitional Small Business Disclosure:         Yes |_| No |X|

Documents incorporated by reference: None

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

                                     PART I

   ITEM 1.      DESCRIPTION OF BUSINESS........................................1

   ITEM 2.      DESCRIPTION OF PROPERTY........................................6

   ITEM 3.      LEGAL PROCEEDINGS..............................................6

   ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............7

                                     PART II

   ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS
                MATTERS........................................................8

   ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS............................9

   ITEM 7.      CONSOLIDATED FINANCIAL STATEMENTS ............................12

   ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING  AND FINANCIAL DISCLOSURE..........................12

   ITEM 8A.     CONTROLS AND PROCEDURES.......................................12

                                    PART III

   ITEM  9.     DIRECTORS AND EXECUTIVE OFFICERS .............................13

   ITEM 10.     EXECUTIVE COMPENSATION........................................14

   ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT....................................................17

   ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................19

                                     PART IV

   ITEM 13.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
                ON FORM 8-K...................................................20

   ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES........................26

   SIGNATURES
   EXHIBIT INDEX

                                     PART 1

ITEM 1. DESCRIPTION OF BUSINESS

      This filing contains statements which, to the extent they are not recitations of historical fact, constitute "forward looking statements" under federal securities laws. All such statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual Regency Affiliates, Inc. ("Regency" or the "Company" or "we" or the "Registrant") results to differ materially from those anticipated in the forward looking statements contained in this filing, see Regency's "Narrative Description of Business," "Management's Discussion and Analysis," and "Notes to Consolidated Financial Statements." Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof. The Company under-takes no obligation to publicly revise these forward looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by the Company subsequent to this Annual Report on Form 10-KSB and any Current Reports on Form 8-K filed by the Company.

GENERAL DEVELOPMENT OF BUSINESS

      The Company, formerly TransContinental Energy Corporation, was organized as a Delaware corporation in 1980 to be the successor to TransContinental Oil Corporation, which existed since 1947.

      In July 1993 we acquired an 80% interest in National Resource Development Corporation ("NRDC"). At the time, NRDC's principal asset consisted of previously quarried and stockpiled rock ("Aggregate") inventory located at a mine site in Michigan. The remaining 20% interest in NRDC is owned by Statesman Group, Inc. ("Statesman"), a former shareholder of Regency. In December 2001, the Aggregate inventory was sold to Iron Mountain Resources, Inc. ("Iron Mountain"), our 75% owned subsidiary, in exchange for an $18,200,000 note. See "NARRATIVE DISCRIPTION OF BUSINESS - National Resource Development Corporation; Iron Mountain Resources, Inc."

      On November 18, 1994, we acquired a limited partnership interest in Security Land and Development Company Limited Partnership ("Security Land" or the "Partnership") for an equity investment of $350,000. Security Land owns an office building complex in Woodlawn, Maryland, which is leased to the United States Social Security Administration. In June 2003, Security Land refinanced the existing indebtedness on the property resulting in a distribution of refinancing proceeds to Regency of approximately $41,000,000, approximately $14,125,000 of which was used by the Company to repay existing indebtedness to KBC Bank. See "NARRATIVE DESCRIPTION OF BUSINESS - Security Land and Development Company Limited Partnership". The remaining net proceeds of the Security Land distribution were available for general corporate purposes.

      On March 17, 1997, Regency, through Rustic Crafts International, Inc. ("Rustic Crafts"), a wholly-owned subsidiary, acquired the assets and assumed certain liabilities of Rustic Crafts, Co., Inc., a manufacturer of wood and cast marble decorative electric fireplaces and related accessories. On September 30, 2002, Rustic Crafts sold all of its operating assets to RCI Wood Products Inc. ("RCI"), a third party controlled by the former President of Rustic Crafts, in exchange for two promissory notes totalling $1,107,000 and $200,000 cash. See "NARRATIVE DESCRIPTION OF BUSINESS - Rustic Crafts International, Inc."

      Between April 1999 and September 1999, Regency acquired approximately 50% of the outstanding common stock of Glas-Aire Industries Group, Ltd. In October 2001 we disposed of our interest in Glas-Aire Industries Group, Ltd. in exchange for $2,500,000 plus 4,040,375 shares of the Company's common stock, or approximately 23% of the issued and outstanding Shares of the Company at such time.

      On October 16, 2002, Regency redeemed all of the shares of our common stock owned by Statesman pursuant to the terms of a Redemption Agreement, dated October 16, 2002, between Regency and Statesman. We funded the redemption from the proceeds of an aggregate of $4,750,000 borrowed from Royalty Holdings LLC ("Royalty"), an affiliate of current management, in exchange for two notes - a $3,500,000 5% Convertible Promissory Note due October 16, 2012 and a $1,250,000 9% Promissory Note due October 16, 2007. Both notes allowed interest to accrue without current payment. The principal and interest under the Convertible Promissory Note were convertible into shares of our common stock at a conversion rate of $2.00 per shares. On November 7, 2002, Royalty converted $1,495,902 of the principal amount of the Convertible Promissory Note plus accrued interest into 750,000 shares of our common stock. On July 3, 2003, Royalty converted the remaining principal amount of the note and the $71,378 of accrued and unpaid interest thereon into 1,037,738 shares of our common stock. On the same date, the Company prepaid the full $1,250,000 principal amount of, and all accrued and unpaid interest under, the 9% Promissory Note in accordance with the mandatory prepayment provisions of such note. Also on July 3, 2003, the Company repaid all amounts outstanding under a $300,000 working capital loan facility from Royalty established in March 2003, and terminated such facility. The payment amount consisted of $180,000 of principal and $2,910 of accrued and unpaid interest.

      In connection with the redemption of our common stock owned by Statesman, we acquired from Statesman a three year option to purchase the 20% stock interest in NRDC held by Statesman. To exercise the option, we must deliver to Statesman for cancellation a $2.44 million note issued to Regency by Statesman in October 2001. As consideration for the option, we (i) paid Statesman $250,000, (ii) amended the note and related pledge agreement to limit our recourse under the note and (iii) transferred to Statesman certain office furniture and equipment that we owned. As part of the redemption, we also entered into an agreement with Statesman providing for (i) an amendment to the Certificate of Designations of the Series C Preferred Stock for Regency and (ii) certain limitations on the ability of Statesman to issue or transfer shares or other beneficial interests in Statesman or to sell, transfer, purchase or acquire any capital stock of Regency, in each case without first receiving our written confirmation that such issuance or transfer would not adversely affect our ability to utilize our tax loss carryforwards. We paid Statesman an aggregate amount of $2,730,000 in consideration of the foregoing agreements.

      In connection with the redemption of our common stock owned by Statesman, effective October 28, 2002, each of our former directors resigned and the four current directors were appointed to serve as the successor members of the Board of Directors. In addition, simultaneously with the redemption, all of the officers of Regency resigned and were replaced by designees of Royalty. At such time, Regency entered into a Contingent Payment Agreement with William R. Ponsoldt, Sr., the Company's former President and Chief Executive Officer, whereby payment of $1,508,000 of accrued compensation owed to Mr. Ponsoldt by Regency became subject to the satisfaction of certain conditions precedent. On November 25, 2003, following satisfaction of the relevant conditions, we paid Mr. Ponsoldt $1,225,234, such amount reflecting a mutually agreed upon discount from the amount owed.

      The loans, redemption, and other October 2002 transactions described above are collectively referred to herein as the "Restructuring Transactions."

      On September 23, 2003, the Company's Board of Directors authorized the repurchase of our common stock in the aggregate amount not to exceed $1,000,000. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company's discretion, subject to market conditions and other factors. Under the program, no shares will knowingly be purchased from the Company's officers or directors or from any such person's affiliates. Through March 30, 2004 the Company has not repurchased any shares under the repurchase plan.

NARRATIVE DESCRIPTION OF BUSINESS.

Security Land and Development Company Limited Partnership

      On November 18, 1994, we acquired a limited partnership interest in Security Land for an equity investment of $350,000. We have no obligation to make any further capital contribution to Security Land. Security Land owns the 34.3-acre Security West complex at 1500 Woodlawn Drive, Woodlawn, MD consisting of a two-story office building and a connected six-story office tower occupied by the United States Social Security Administration Office of Disability and International Operations. The buildings have a net rentable area of approximately 717,000 square feet. The construction of the Security West Buildings was completed in 1972 and the Social Security Administration has occupied the building since 1972.

      On November 30, 2000, we invested $10,000 for a 5% Limited Partnership Interest in 1500 Woodlawn Limited Partnership, the General Partner of Security Land.

      During 1994, Security Land completed the placement of a $56,450,000 non-recourse project note, due November 15, 2003. The placement of the project note was undertaken by the issuance of 7.90% certificates of participation and was underwritten by Dillon Read & Co., Inc. The net proceeds received from the sale of the certificates were used to refinance existing debt of Security Land related to the project, to finance certain alterations to the project by Security Land, to fund certain reserves and to pay costs of the project note issue. The project note was a non-recourse obligation of Security Land, interest and principal payments were payable solely from the lease payments from the U.S. Government and the note was self-amortizing.

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

      On June 24, 2003, US SSA LLC, a single purpose entity owned by Security Land, borrowed $98,500,000 through a public debt issue underwritten by CTL Capital, LLC. Proceeds of the refinancing were used to repay the outstanding balance of Security Land's 1994 indebtedness, to establish reserves to make capital improvements to the property, to provide reserves required by the new debt, to pay costs and expenses related to issuing the debt, to pay fees related to the lease extension with the General Services Administration and the financing, and to make a distribution to the partners of Security Land. The debt matures October 31, 2018, at which time the loan will have been paid down to a balance of $10,000,000. Security Land has obtained residual value insurance for approximately $10,000,000. The interest cost of the financing is 4.63%.

      The Company received approximately $41,000,000 of net refinancing proceeds from the Security Land distribution. In addition, under the terms of the Security Land partnership agreement, as amended in April 2003 in contemplation of the refinancing, the Company is entitled to (i) 95% of Security Land's distributions of cash flow until the Company has received $2,000,000 of such distributions, and thereafter 50% of such distributions and (ii) once the Company has received $2,000,000 of cash flow distributions, a $180,000 annual management fee from Security Land. The foregoing percentages are inclusive of the Company's interest as a limited partner in 1500 Woodlawn, the general partner of Security. In connection with the Security Land refinancing and distribution, the Company was required to repay its KBC Bank loan. The payoff amount was approximately $14,125,000, which included a release fee and make-whole premium.

National Resource Development Corporation; Iron Mountain Resources, Inc.

      Until December 2001, our wholly-owned subsidiary, NRDC had as its principal asset approximately 70 million short tons of Aggregate located at the site of the Groveland Mine in Dickinson County, Michigan. NRDC never consummated sales of material amounts of Aggregate. In December 2001, the Aggregate was sold to Iron Mountain, a 75% owned subsidiary of Regency. The purchase price was $18,200,000 and is payable, with interest of 2.46%, in ninety-six equal payments of principal and interest commencing December 2003. The intercompany gain on this transaction has been eliminated in the consolidation process resulting in the Aggregate being carried at its historical cost.

      Aggregate is primarily sold for railroad ballast, road construction, construction along shorelines and decorative uses. Ownership of the Aggregate is subject to a Royalty Agreement which requires the payment of certain royalties to M.A. Hanna Company, an independent third-party, upon sales of Aggregate. The market for Aggregate stone is highly competitive and, as shipping costs are high, the majority of any sales are likely to be made in the Great Lakes area. Other companies that produce rock and aggregate products are located in the same region as the Groveland Mine and certain of such competitors have greater financial and personnel resources than the Company.

      Iron Mountain has not sold material amounts of Aggregate, and, as of March 30, 2004, Iron Mountain has not made any payments on the note as required. NRDC is currently reviewing its options to address the non-payment, including declaring a default under the note and foreclosing on the Aggregate.

Rustic Crafts International, Inc.

      Rustic Crafts International, Inc., a wholly owned subsidiary of Regency, was until September 30, 2002 a manufacturer of decorative wood and cast marble fireplaces, mantels, shelves, fireplace accessories and other home furnishings. On September 30, 2002, Rustic Crafts sold all of its operating assets to RCI for $1,307,000 comprised of (i) a $707,000 note bearing interest at 5% per annum requiring monthly payments of principal and interest of $13,342 and due September 30, 2007, (ii) a $400,000 note which, as restructured in August 2003; bears interest at 7% per annum and requires monthly payments of principal and interest of $5,032 with a balloon payment due September 8, 2006; and (iii) $200,000 cash (the proceeds of which were from a $250,000 loan from Regency to the buyer which was satisfied in January 2003). Additionally, the buyer entered into a three-year lease for the land and building in Scranton, PA owned by Rustic Crafts, with rental payments of $6,500 per month. Payments on the 5% note are contingent upon the quarterly positive net cash flows of the buyer, as defined by generally accepted accounting principles.

      Prior to the sale of its operating assets, Rustic Crafts had established a $1,000,000 line of credit with PNC Bank that was guaranteed by Regency and expired on May 18, 2002. In conjunction with the Rustic Crafts asset sale, Rustic Crafts' indebtedness under the line of credit together with its mortgage loan from PNC Bank in respect of the Scranton, PA property and certain other indebtedness to PNC Bank was restructured to replace such indebtedness with five notes totaling $2,432,782. Each of the restructured notes of which were initially due in June 2004, and a ten year amortization schedule and bore interest at the rate of 10.8% per annum. On June 27, 2003, a payment was made to PNC Bank in the amount of $2,257,952 in full satisfaction of the restructured notes. On January 12, 2004, Rustic Crafts sold the Scranton, PA property for $531,500.

COMPETITION

      Other than as discussed in "ITEM 1. DESCRIPTION OF BUSINESS - NARRATIVE DESCRIPTION OF BUSINESS - National Resource Development Corporation; Iron Mountain Resources, Inc.", our business is not materially subject to competitive forces.

ENVIRONMENTAL REGULATIONS

      Federal, state and local provisions that regulate the discharge of materials into the environment do not currently materially affect our capital expenditures, earnings or competitive position.

EMPLOYEES

      As of December 31, 2003, Regency and its subsidiaries employed two people.

SPECIAL INVESTMENT CONSIDERATIONS

      The Company's business, financial condition and prospects could be adversely affected by a number of factors that should be considered by stockholders and persons considering investing in Regency. Some of such factors include:

      - A default in the lease or sudden catastrophe to the Security West Building from uninsured acts of God or war could have a materially adverse impact upon our investment in Security Land and therefore our financial position and results of operations;

      - Our subsidiaries currently lack the necessary infrastructure at the site of the Groveland mine in order to permit them to make more than casual sales of the Aggregate;

      - We have had significant tax loss and credit carryforwards and no assurance can be provided that the Internal Revenue Service would not attempt to limit or disallow altogether our use , retroactively and/or prospectively, of such carryforwards, due to ownership changes or any other reason. The disallowance of the utilization or our net operating loss would severely impact or financial position and results of operations due to the significant amounts of taxable income that has been, and may in the future be, offset by our net operating loss carryforwards;

      - Royalty, an affiliate of the Company's management, beneficially owns approximately 60% of our common stock. As a result, Royalty has the ability to control the outcome of all matters requiring shareholder approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets;

      - Regency does not expect to pay dividends in the foreseeable future; and

      - There are many public and private companies that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. The Company will be in direct competition with these other companies in its search for business opportunities. Many of these entities have significantly greater financial and personnel resources than the Company.

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

ITEM 2. DESCRIPTION OF PROPERTY

      Security Land owns the Security West Building at 1500 Woodlawn Drive, Woodlawn, MD. See "ITEM 1. BUSINESS - NARRATIVE DESCRIPTION OF BUSINESS - Security Land and Development Company Limited Partership", which is incorporated by reference herein, for more information on this property.

      In March 1998, Rustic Crafts purchased a 117,000 square foot building located at 40 Poplar Street in Scranton, Pennsylvania. The building was renovated and occupied in early 1999. Approximately 75,000 and 14,000 square feet in this building are leased to the purchaser of Rustic Crafts' operations and another tenant, respectively. The purchase of this property was funded in part by a $960,000 first mortgage loan from PNC Bank, which was guaranteed by Regency. The loan was restructured in September 2002 in connection with the sale of the Rustic Crafts assets and repaid in full on June 27, 2003. On January 12, 2004, we sold the building to the purchaser of Rustic Crafts and other tenants for $531,500.

ITEM 3. LEGAL PROCEEDINGS

      On December 14, 2001, we initiated a proceeding in The Circuit Court of the Nineteenth Judicial Circuit in and for Martin County, Florida, case number 01-1087-CA against Larry J. Horbach, individually and L.J. Horbach & Associates. Larry Horbach was a former interim CFO and Board member. We claim that Larry Horbach, without appropriate authority, borrowed $100,050 from Mid City Bank in the name of Regency. We further claim that Horbach converted all or part of the proceeds from the loan for his benefit and breached his fiduciary duties as an officer and director. Horbach filed a Motion for the Court to determine whether the claims asserted against him were properly brought in Florida, or whether they should have been filed in Nebraska. The matter was fully briefed, and the Florida Court took the matter under advisement. The Florida Court has not yet rendered its decision on this jurisdictional issue.

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

      On May 2, 2002, a lawsuit (the "Federal Action") was filed in the Federal District Court for the District of Nebraska (the "Nebraska Court") by two dissident Company shareholders, Edward E. Gatz and Donald D. Graham, captioned Gatz et al. v. Ponsoldt, Sr., et al, against the former officers and directors of the Company, Statesman and, as a nominal defendant only, the Company. In December 2002, plaintiffs filed a seven-count Amended Complaint to add claims against Royalty and Royalty's control persons. All Defendants moved to dismiss all claims against them on jurisdictional and substantive grounds. On July 7, 2003, the Nebraska Court ruled that venue in the District of Nebraska was improper and granted defendants' motions to transfer the case to the District of Delaware. In connection with the transfer of the case to Delaware, the Court denied as moot the other motions pending before it without prejudice to their reassertion in the United States District Court for the District of Delaware (the "Delaware Federal Court").

      In September and October 2003, all defendants filed motions to dismiss the Federal Action with the Delaware Federal Court and plaintiffs filed a motion for permission to file an amended and supplemental complaint as well as a preliminary injunction or status quo order seeking, among other things, to prevent the Company from taking any actions outside the ordinary course of business. On December 18, 2003, the Delaware Federal Court issued an opinion and order which, among other things (i) granted defendants' motions to dismiss the amended complaint with respect to certain claims, (ii) denied plaintiffs' motion for leave to file a supplemental and second amended complaint, (iii) denied plaintiffs' request for a preliminary injunction and a status quo order and (iv) dismissed the remainder of the amended complaint for lack of subject matter jurisdiction. As a result of the Delaware Federal Court's opinion and order, the Federal Action was dismissed in its entirety.

      On January 20, 2004, a purported derivative and class action lawsuit (the "Delaware State Action") was filed by the same two individual shareholder plaintiffs in the New Castle County Court of Chancery, Delaware, captioned Gatz et al. v. Ponsoldt, Sr., et al, (C.A. No. 174-N) naming as defendants certain current and former directors of the Company, Royalty and certain of its affiliates, Statesman and, nominally, the Company. The complaint alleges, among other things, breaches of fiduciary duties by the former director defendants and Statesman in connection with (i) the exercise by Statesman in 2001 of an option to acquire shares of our common stock, (ii) the 2001 sale of Aggregate by NRDC to Iron Mountain and (iii) the October 2002 Restructuring Transactions. The complaint also alleges breaches of fiduciary duties by the current director defendants in connection with the payment by the Company in 2003 of accrued compensation owed to William R. Ponsoldt, Sr. for periods prior to the October 2002 Restructuring Transactions. The complaint also alleges that Royalty and its affiliates knowingly participated in the breaches of fiduciary duties by the former director defendants relating to the October 2002 Restructuring Transactions. In addition to other damages, plaintiffs seek unspecified compensatory and/or rescissory damages against all defendants, a declaration that all Company stock issued to Statesman, William R. Ponsoldt, Sr., Royalty and any person affiliated with the foregoing is void, an order rescinding any payments in any form made by the Company to William R. Ponsoldt, Sr. or any of his affiliates or family members, an order rescinding the October 2002 Restructuring Transactions, and an order rescinding Statesman's 2001 option exercise and rescinding the option itself. The Company, as a nominal defendant, has not taken any position with respect to the merits of the Delaware State Action. Each of the other defendants has moved to dismiss the Delaware State Action and these motions are pending.

      The defendants in the Federal Action and the Delaware State Action, other than Statesman, are entitled to be indemnified by the Company for damages, if any, and expenses, including legal fees, they may incur as a result of the lawsuit, subject to certain circumstances under which such indemnification is not available. In addition, other than with respect to the claims against the current director defendants in their capacities as such, the claims contained in the Delaware State Action are not covered by insurance, as the Company's carrier has declined coverage on the basis of the "insured vs. insured" exclusion since one of the named plaintiffs, Donald D. Graham, was previously a director of the Company. The Company has submitted a claim to its carrier with respect to the claims in the Delaware State Action against the current director defendants. No assurance can be given as to the position that the carrier will take with respect to such claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The following matters were submitted to stockholders at the Company's November 18, 2003 Annual Meeting of Stockholders:

      1. To elect four directors of Regency to serve until the next Meeting of Stockholders. The vote for the respective nominees for election as directors was as follows:

   DIRECTORS                                FOR            AGAINST       ABSTAIN
   ---------                                ---            -------       -------

Laurence S. Levy                         2,611,350            0           24,678
Neil N. Hasson                           2,611,354            0           24,674
Stanley Fleishman                        2,611,354            0           24,674
Errol Glasser                            2,611,371            0           24,657

      2. To ratify the appointment of Rosenberg Rich Baker Berman & Company as independent public accountants. The results of the vote to ratify the appointment of Rosenberg Rich Baker Berman & Company as independent public accountants was:

        For: 2,611,815          Against: 24,039         Abstain: 174

      On October 22, 2003, our Board of Directors approved an amendment to the Company's Restated Certificate of Incorporation, as amended, to decrease the number of shares of authorized stock from 30,000,000 shares to 10,000,000 shares (consisting of 8,000,000 shares of common stock and 2,000,000 shares of preferred stock) and submitted such proposed amendment to Royalty, the owner of a majority of the outstanding common stock of the Company. On October 22, 2003, Royalty executed a written consent approving the amendment.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

MARKET INFORMATION

      Our common stock is traded in the over-the-counter market on the bulletin board. The symbol for the listing is "RAFI.OB". The following table sets forth the high and low bid prices for each calendar quarter during the last two fiscal years of Regency. On April 13, 2004 the closing sale price of our common stock was $6.40. As of April 13, 2004, there were approximately 2,375 common stockholders of record.

YEAR ENDED
DECEMBER 31, 2002                                      HIGH ($)          LOW ($)
-----------------                                      --------          -------

First Quarter*                                          3.30              2.50
Second Quarter                                          3.00              1.70
Third Quarter                                           1.90              1.25
Fourth Quarter                                          4.00              1.40

YEAR ENDED
DECEMBER 31, 2003                                      HIGH ($)          LOW ($)
-----------------                                      --------          -------

First Quarter                                           4.40              3.35
Second Quarter                                          8.00              4.20
Third Quarter                                           6.60              5.80
Fourth Quarter                                          6.40              5.95

----------

* First quarter 2002 prices are adjusted to reflect a one-for-ten reverse stock split of our common stock, effective February 15, 2002.

DIVIDEND POLICY

      We have not paid or declared cash dividends on our common stock during the last two fiscal years. We have no present intention to pay cash dividends on our common stock.

TRANSFER AGENT

      In January 2001, Transfer On-Line, Inc. was named as transfer agent replacing Horbach & Associates. Transfer On-Line, Inc. is located at 317 SW Alder Street, Second Floor, Portland, Oregon 97204. Their telephone number is
(503) 227-2950 and their website is www.transferonline.com.

RECENT SALES OF UNREGISTERED SECURITIES

      During 2003 the Company did not sell any equity securities that were not registered under the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      Certain statements contained in this Annual Report on Form 10-KSB, including, but not limited to those regarding the Company's financial position, business strategy, acquisition strategy and other plans and objectives for future operations and any other statements that are not historical facts constitute "forward-looking statements" within the meaning of federal securities laws and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements expressed or implied by such forward-looking statements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effect on its business or operations. These forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. Such factors include:

      - A default in the lease or sudden catastrophe to the Security West Building from uninsured acts of God or war could have a materially adverse impact upon our investment in Security Land and therefore our financial position and results of operations;

      - Our subsidiaries currently lack the necessary infrastructure at the site of the Groveland mine in order to permit them to make more than casual sales of the Aggregate;

      - We have had significant tax loss and credit carryforwards and no assurance can be provided that the Internal Revenue Service would not attempt to limit or disallow altogether our use , retroactively and/or prospectively, of such carryforwards, due to ownership changes or any other reason. The disallowance of the utilization or our net operating loss would severely impact or financial position and results of operations due to the significant amounts of taxable income that has been, and may in the future be, offset by our net operating loss carryforwards;

      - Royalty, an affiliate of the Company's management, beneficially owns approximately 60% of our common stock. As a result, Royalty has the ability to control the outcome of all matters requiring shareholder approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets;

      - Regency does not expect to pay dividends in the foreseeable future; and

      - There are many public and private companies that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. The Company will be in direct competition with these other companies in its search for business opportunities. Many of these entities have significantly greater financial and personnel resources than the Company.

      The following discussion and analysis of the financial condition and results of operations of Regency should be read in conjunction with the accompanying financial statements and related notes included in Item 7 of this report.

GENERAL

      The Company is committed to enhancing the value of the Company's Common Stock by seeking opportunities to monetize its existing assets and by seeking new business opportunities on an opportunistic basis. To date, the Company has not entered into any binding agreements regarding any such transaction. The Company does not propose to restrict its search for business opportunities to any particular geographical area or industry, and may, therefore, acquire any business, to the extent of its resources. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors. No assurance can be given that the Company will be successful identifying or securing a desirable business opportunity, and no assurance can be given that any such opportunity that is identified and secured will produce favorable results for the Company and its stockholders.

      Our Shareholders' Equity at December 31, 2003 was $20,106,287 as compared to $20,340,702 on December 31, 2002, a decrease of 1.15%.

RESULTS OF OPERATIONS

2003 COMPARED TO 2002

      Net sales were $0 in both 2003 and 2002.

      Selling and administrative expenses increased by $3,806,640 or 302.64% in 2003 as compared to 2002. Increases in professional fees, costs related to extinguishment of debt, and impairment of the Scranton property were offset by reduction in executive compensation and related expenses. Sales and administrative expenses in 2002 of the former operating subsidiaries are included in discontinued operations.

      Income from equity investment in Partnership decreased in 2003 by $2,871,297 as compared to 2002 due to the increase in interest expenses on the increased principal balance of debt on the Security Land property and an increase in administrative expenses of Security Land.

      Interest expense decreased by $460,003 in 2003 over 2002 due to the extinguishment of all long-term debt.

      Income tax expense increased $128,789 from 2002 due to an increase in state income taxes and decrease in Federal tax benefits from 2002.

      Net income decreased $5,010,868 or 186.10% in 2003 over 2002. The decrease was primarily due the increase in selling and administrative expenses and reduction in income from our equity investment in Security Land, offset by reductions in interest expense and losses from prior year discontinued operations.

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

      Income from our equity investment in Security Land increased $747,213 over 2001 due to the reduction of interest expenses on the lower loan principal balance or the Security Land property.

      Interest expense decreased by $47,641 in 2002 over 2001 as a result of reduced interest rates on outstanding loan balances of Rustic Crafts and Regency.

      Income tax expense decreased $238,065 due to a reduction of state income taxes.

      Net income decreased $981,154 or 26.7% in 2002 over 2001. The decrease was primarily due to the elimination of goodwill resulting from the sale of the operating assets of Rustic Crafts, increased loss from operations of discontinued components, and a reduced gain on disposition of a subsidiary. The goodwill attributable to Rustic Crafts was being amortized on a straight-line basis over a period of 15 years. During the year ended December 31, 2002, we recognized goodwill impairment of $487,757 resulting in a balance in goodwill of $0 at year-end. Impairment was recognized due to the fact that the market price of the major assets of the business (land, building, improvements) approximated the historical cost basis of those assets and the net cash flows of future operations were projected to be negative. These decreases were offset primarily by increased income from our equity investment and a reduced tax burden.

LIQUIDITY AND CAPITAL RESOURCES

      On December 31, 2003, Regency had current assets of $19,640,905 and Shareholders' Equity of $20,106,287. On December 31, 2003, Regency had $18,946,274 in cash and marketable securities, total assets of $22,615,207 and total liabilities of $2,508,920.

      On June 24, 2003, US SSA LLC, a single purpose entity owned by Security Land, borrowed $98,500,000 through a public debt issue underwritten by CTL Capital, LLC. Proceeds of the refinancing were used to repay the outstanding balance of Security Land's 1994 indebtedness, to establish reserves to make capital improvements to the property, to provide reserves required by the new debt, to pay costs and expenses related to issuing the debt, to pay fees related to the lease extension with the GSA and the financing, and to make a distribution to the partners of Security Land. The loan matures on October 31, 2018 at which time the loan will have been paid down to a balance of $10,000,000. Security Land obtained residual value insurance for approximately $10,000,000. The interest cost of the financing is 4.63%. The financing is non-recourse to the Regency. Regency received approximately $41,000,000 from the Security Land distribution. In addition, under the terms of the Security partnership agreement, Regency is entitled to (i) 95% of Security Land's distributions of cash flow until Regency has received $2,000,000 of such distributions, and thereafter 50% of such distributions and (ii) once Regency has received $2,000,000 of cash flow distributions, a $180,000 annual management fee from Security Land. The foregoing percentages are inclusive of the Company's interest as a limited partner in 1500 Woodlawn, the general partner of Security. In connection with the Security Land refinancing and distribution, the Company was required to repay its KBC Bank loan. The payoff amount was approximately $14,125,000, which included a release fee and make-whole premium.

      In order to satisfy the Company's working capital needs, in April 2003, the Company obtained a loan facility from Royalty, an affiliate of Messrs. Levy and Hasson, pursuant to which the Company could have borrowed up to an aggregate of $300,000 from Royalty. Amounts borrowed were evidenced by a demand note bearing interest of 8% per annum. On July 3, 2003, the Company repaid all amounts outstanding under the $300,000 working capital loan facility from Royalty, and terminated the facility. The payment amount consisted of $180,000 of principal and $2,910 of accrued and unpaid interest.

      In the three months ended September 30, 2003, Royalty advanced $90,000 to Regency. The principal amount and all accrued interest were repaid in full on November 11, 2003.

      Management believes that the Company's cash balances are adequate to fund the Company's cash requirements for at least the next twelve months.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

      The Financial Statements required by Item 7 of Part II of Form 10-KSB are presented on page F1 and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

ITEM 8A. CONTROLS AND PROCEDURES

      In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      No change occurred in the Company's internal controls concerning financial reporting during the fourth quarter of the fiscal year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

      The following directors were elected at the annual meeting of the stockholders held November 18, 2003 and will serve until the next meeting of stockholders, upon the election and qualification of their successors. Executive officers are appointed by, and serve at the pleasure of, the Board of Directors. The following lists the name, age and principal occupation of each director and executive officer of the Company.

NAME, AGE                                POSITIONS AND OFFICES HELD AND PRINCIPAL OCCUPATIONS OR EMPLOYMENT DURING PAST FIVE
                                                                                YEARS
Laurence S. Levy, 47                Mr. Levy is Chairman of the Board of Directors, President, and Chief Executive Officer of the
                                    Company. Mr. Levy is the co-founder of Hyde Park Holdings, Inc., an investment firm specializing in leveraged buyouts. Mr. Levy acts as a principal investor at Hyde Park Holdings, Inc. and is involved in identifying, financing, acquiring and managing companies operating in real estate, manufacturing, infrastructure, parking and sub-assembly.

Neil N. Hasson, 38                  Mr. Hasson is a Director and Chief Financial Officer of the Company. Mr. Hasson is currently a private real estate investor. Previously, Mr. Hasson was the head of European Real Estate for
                                    DLJ Real Estate Capital Partners, a $660 million real estate fund managed by Donaldson, Lufkin and Jenrette ("DLJ"), where he was involved with the acquisition of real estate throughout the world. Mr. Hasson joined DLJ as a Managing Director in New York in January 1995. Mr. Hasson
                                    currently serves as a non-executive director of Sterling Centrecorp, a real estate company listed on the Toronto Stock Exchange.

Stanley Fleishman, 52               Mr. Fleishman is a Director of the Company. Since 1992, Mr. Fleishman has been President and CEO of Jetro Holdings Inc., a wholesale distributor of dry and perishable retail groceries and food service items.

Errol Glasser, 50                   Mr. Glasser is a Director of the Company. Since 1993, Mr. Glasser has been President of East End
                                    Capital Management, Inc., a private investment and advisory company based in New York City.
                                    Previously, Mr. Glasser was a Managing Director at Kidder, Peabody & Co. with responsibility for its West Coast investment banking activity.

Carol Zelinski, 40                  Ms. Zelinski is the Secretary of the Company. Since 1997, Ms. Zelinski has been an analyst at
                                    Hyde Park Holdings, Inc., a private investment firm. Ms. Zelinski is not a Director of the
                                    Company.

Compliance with Section 16(a) of the Exchange Act

      Based solely on a review of reports on Form 3 and 4 and amendments thereto furnished to the Regency during its most recent fiscal year, reports on Form 5 and amendments thereto furnished to us with respect to our most recent fiscal year, we believe that no person who, at any time during 2003, was subject to the reporting requirements of Section 16(a) with respect to Regency failed to meet such requirements on a timely basis.

Code of Ethics.

      We have adopted a Code of Ethics that applies to the Company's chief executive officer and chief financial officer. A copy of the Code of Ethics will be provided without charge to any person who requests it by writing to the address set forth on the cover page to this Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following table sets forth the annual and long-term compensation during the last three years for each of the Company's executive officers.

                           SUMMARY COMPENSATION TABLE

                                             Annual Compensation                               Long Term Compensation
                              -------------------------------------------------      ------------------------------------------
                                                                                     Restricted    Securities
                                                                   Other Annual        Stock       Underlying        All other
Name and Principal                        Salary       Bonus       Compensation       Award(s)       Options       Compensation
     Position                 Year          ($)         ($)             ($)             (#)            (#)              ($)
     --------                 ----          ---         ---             ---             ---            ---              ---
Laurence S. Levy              2003        181,250        0               0               0           75,000              0
President/CEO                 2002        31,643         0               0               0            0 (1)              0
                              2001          N/A         N/A             N/A             N/A            N/A              N/A

Neil N. Hasson                2003        56,250         0               0               0           75,000              0
CFO                           2002        10,547         0               0               0            0 (1)              0
                              2001          N/A         N/A             N/A             N/A            N/A              N/A

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

                        OPTION GRANTS IN LAST FISCAL YEAR

     NAME                    NUMBER OF       PERCENT OF TOTAL       EXERCISE        MARKET PRICE    EXPIRATION DATE
     ----                    SECURITIES     OPTIONS GRANTED TO        PRICE          ON DATE OF     ---------------
                             UNDERLYING        EMPLOYEES IN       PER SHARE ($)         GRANT
                          OPTIONS GRANTED       FISCAL YEAR       -------------          ($)
                          ---------------       -----------                              ---
Laurence Levy                  25,000               16%                1.35             4.20            4/3/13
Neil N. Hasson                 25,000               16%                1.35             4.20            4/3/13
Laurence Levy                  50,000               34%                1.53             6.10            9/30/13
Neil N. Hasson                 50,000               34%                1.53             6.10            9/30/13

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUE

      The Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values table shows there were no exercises of stock options (nor tandem SARS) nor freestanding SARS during the last completed fiscal year by any of the named executive officers.

                       OPTION VALUES AT DECEMBER 31, 2003

       NAME                    SHARES         VALUE         EXERCISABLE NUMBER OF SECURITIES       VALUE OF IN-THE-MONEY OPTIONS AT
       ----                 ACQUIRED ON     REALIZED       UNDERLYING UNEXERCISED OPTIONS AT           DECEMBER 31, 2003 (# OF
                              EXERCISE      --------               DECEMBER 31, 2003                           SHARES)
                             (# SHARES)                               (# OF SHARES)                --------------------------------
                             ----------                    ---------------------------------       EXERCISABLE        UNEXERCISABLE
                                                           EXERCISABLE         UNEXERCISABLE       -----------        -------------
                                                           -----------         -------------

Laurence S. Levy                -0-            -0-            75,000               -0-                369,750              N/A
Neil N. Hasson                  -0-            -0-            75,000               -0-                369,750              N/A

INCENTIVE STOCK OPTION PLANS

Non Qualified Stock Options.

      In April 2003, Messrs. Levy and Hasson were each granted options to purchase 25,000 shares of our common stock at an exercise price of $1.35 per shares in accordance with employment agreements entered into in October 2002 . In October 2003, Messrs. Levy and Hasson were each granted options to purchase 50,000 shares of our common stock at an exercise price of $1.53 under the 2003 Stock Incentive Plan, as amended.

LTIP Awards.

      There have been no awards under any long-term Incentive Plan during the last completed fiscal year.

Defined Benefit Plans.

      We have no defined benefit or actuarial plans.

COMPENSATION OF DIRECTORS

      Pursuant to our 2003 Stock Incentive Plan adopted in March 2003, non-management directors receive 250 shares of our common stock for every quarter of a year of service completed. In April 2003, each existing non-management director (Stanley Fleishman and Errol Glasser) was granted options to purchase 15,000 shares of our common stock at an exercise price of $2.40 per share (the approximate market price of the common stock as of the date the aforementioned non-management directors began their service). One-third of the options vest on each of December 31, 2003, 2004 and 2005. In April 2003 Messrs. Levy and Hasson were each granted options to purchase 25,000 shares of our common stock at an exercise price of $1.35 per shares under the 2003 Stock Incentive Plan in accordance with employment agreements entered into in October 2002. On October 1, 2003, Messrs. Levy and Hasson were each granted options to purchase 50,000 shares of our common stock at an exercise price of $1.53 per share under the 2003 Stock Incentive Plan, as amended. Also on October 1, 2003, Messrs. Fleishman and Glasser were each granted options to purchase 2,500 shares of our common stock at an exercise price of $1.53 under the 2003 Stock Incentive Plan, as amended.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL
ARRANGEMENTS

      In connection with the Restructuring Transactions described in Item 1, we entered into an Employment Agreement with Laurence S. Levy, our current President and Chief Executive Officer, and with Neil Hasson, our current Chief Financial Officer. Under each employment agreement, the executive's employment commences on the date of the Restructuring Transactions and terminates upon the date on which the executive attains retirement age, provided that the executive may terminate his employment upon 30 days notice to Regency and he may be removed from office upon death or disability or for just cause. The employment agreements provides for a base annual salary of no less than $150,000 for Mr. Levy and no less than $50,000 for Mr. Hasson, a discretionary bonus and other customary benefits. The employment agreements also provide for the issuance to each of Messrs. Levy and Hasson, of options to purchase 25,000 shares of our common stock for $1.35 per share. Those options were issued in April 2003 pursuant to the Company's 2003 Stock Incentive Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information.

Plan Category                                  (a)                            (b)                               (c)
-------------                      Number of securities to be      Weighted-average exercise      Number of securities remaining
                                     issued upon exercise of     price of outstanding options,     available for future issuance
                                      outstanding options,            warrants and rights         under equity compensation plans
                                       warrants and rights            -------------------         (excluding securities reflected
                                       -------------------                                                 in column (a))
                                                                                                           --------------
Equity compensation plans                     30,000                         $6.51                               N/A
approved by security holders

Equity compensation plans not                190,000                         $1.62                            60,000
approved by security holders (1)

Total                                        220,000                         $2.29                            60,000

----------
(1) These options were granted under the Company's 2003 Stock Incentive Plan, as amended. The 2003 Stock Incentive Plan, as amended, is administered by the Company's Board of Directors or by a committee thereof. No grants may be made under the 2003 Stock Incentive Plan, as amended, after the 10-year anniversary of the plan. The 2003 Stock Incentive Plan, as amended, provides for the grant of non-qualified stock options in the sole discretion of the Board or a committee thereof. Stock options may be exercised in cash and/or unless otherwise provided in an applicable stock option agreement, with shares of our common stock upon the terms set forth in the 2003 Stock Incentive Plan, as amended. In addition, each non-employee director of the Company is granted 250 shares of our common stock at the end of each calendar quarter for which he or she has served as a director for such entire calendar quarter. Please see the full terms of the 2003 Stock Incentive Plan, as amended, for more detailed information. The 2003 Stock Incentive Plan, as amended, is attached as an exhibit hereto and is incorporated by reference herein.

Security Ownership of Certain Beneficial Owners.

      The following table sets forth information regarding ownership of outstanding shares of our common stock by those individuals or groups who have advised us that they own more than five percent (5%) of such outstanding shares.

Name and Address of                      Amount Beneficially                   Percent of Class
Beneficial Owner                         Owned as of March 7, 2004             ----------------
----------------                         -------------------------
Royalty Holdings LLC and Royalty                  1,823,738 (1)                     60.41%
Management, Inc.
595 Madison Avenue
New York, New York 10022

Raffles Associates, L.P.                            146,467 (2)                      5.35%
450 Seventh Avenue
New York, New York 10123

----------
(1) Based on information contained in the Amended Statement on Schedule 13D filed by such entities on October 3, 2003.
(2) Based on information contained in the amended Statement on Schedule 13G filed by such entity on April 2, 2004.

      The following table sets forth certain information as of March 30, 2004 (except as otherwise indicated) regarding the ownership of our common stock by
(i) each director, (ii) each individual named in the Summary Compensation Table contained herein and (iii) all current executive officers and directors of Regency as a group. Except as otherwise indicated, each such stockholder has sole voting and investment power with respect to the shares beneficially owned by such stockholder.

      Name and Address of Beneficial Owner                Amount             Percent of Class
      ------------------------------------             Beneficially          ----------------
                                                           Owned
                                                           -----
Laurence S. Levy (a)                                     1,898,738 (1)           61.37%
Neil N. Hasson (a)                                          75,000 (2)            2.42%
Errol Glasser (b)                                           12,500 (3)         Less than 1%
Stanley Fleishman (c)                                        8,500 (3)         Less than 1%
All current Directors and Executive Officers as          1,994,738               62.66%
a group

----------

(1) Comprised of (i) the shares that are beneficially owned by Royalty Management, Inc., of which Mr. Levy is the President, sole director and sole stockholder and (ii) 75,000 shares underlying currently exercisable options granted to Mr. Levy under the Company's 2003 Stock Incentive Plan, as amended.

(2) Comprised of 75,000 shares of our common stock underlying currently exercisable options granted to Mr. Hasson under the Company's 2003 Stock Incentive Plan, as amended.

(3) Includes 7,500 shares of our common stock underlying currently exercisable options issued to such individual under the Company's 2003 Stock Incentive Plan, as amended.

(a) The address of such beneficial owner is c/o Hyde Park Holdings, 595 Madison Avenue, New York, N.Y. 10022

(b) The address of such beneficial owner is 280 Madison Avenue, Suite 600, New York, N.Y. 10016

(c) The address of such beneficial owner is 98 Rye Ridge Road, Harrison, N.Y. 10528

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Restructuring Transactions; Disposition of Assets

      See "ITEM 1. BUSINESS - GENERAL DEVELOPMENT OF BUSINESS" for descriptions of the Restructuring Transactions and the Rustic Crafts disposition which are incorporated by reference herein.

Loan Facility

      In order to satisfy the Company's working capital needs, in April 2003 the Company obtained a loan facility from Royalty, an affiliate of Messrs. Levy and Hasson, pursuant to which the Company could have borrowed up to an aggregate of $300,000 from Royalty. Amounts borrowed were evidenced by a demand note bearing interest of 8% per annum. On July 3, 2003, the Company repaid all amounts outstanding under the $300,000 working capital loan facility from Royalty, and terminated the facility. The payment amount consisted of $180,000 of principal and $2,910 of accrued and unpaid interest.

License Agreement

      Pursuant to a License Agreement entered into in March 2003, Royalty Management, Inc., which is wholly-owned by Laurence S. Levy, the Company's President, Chief Executive Officer and a director, provides New York City office space, office supplies and office services to the Company for $100,000 per year.

Statesman Loan

      Statesman is an international business corporation organized under the laws of the Bahamas. Statesman's principal business is the making of investments in the United States and elsewhere. Both its principal business and principal office are located at Bay Street, Nassau, Bahamas. The Statesman Irrevocable Trust dated April 15, 1991 is the controlling person of Statesman. The Statesman Trust is an irrevocable trust for the benefit of William R. Ponsoldt, Jr., a former director of Regency, Tracey A. Ponsoldt, now married and sometimes known as Tracey A. Powers, and Christopher J. Ponsoldt, all children of William R. Ponsoldt, Sr. The acting trustees of the Statesman Trust are Liedenhall Bank and Trust, Nassau, Bahamas.

      Pursuant to an agreement between the Company and Stateseman dated June 3, 1997, as amended and restated on March 24, 1998, among other things, Statesman agreed to provide loan guarantees not to exceed the sum of $300,000 upon the request of the Company and a showing of reasonable need. The Company accessed the Statesman loan in July, August and October 2002 and, as of July 23, 2003, the outstanding principal balance on such loans was $130,000. The loans bore interest at the rate of 7% per annum. On July 23, 2003, the Company repaid the full $130,000 principal amount plus $8,337 thereon.

Employment Agreements

      See "ITEM 10. EXECUTIVE COMPENSATION - EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS" which is incorporated herein by reference.

Other Arrangements

      Marc Baldinger, the former Chief Financial Officer of the Company, currently serves as a consultant to the Company. Mr. Baldinger was paid $40,000 for such services in 2003. In addition, as additional compensation for his consulting services, on October 1, 2003 Mr. Baldinger was granted options to purchase 5,000 shares of Common Stock at an exercise price of $1.53 pursuant to the Company's 2003 Stock Incentive Plan, as amended.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

      a.    The following documents are filed as part of this report:

      1.    Financial Statements:                                           Page
            --------------------                                            ----

            Independent Accountant's Report                                  F-3

            Consolidated Balance Sheets                                F-4 - F-5

            Consolidated Statements of Operations                            F-6

            Consolidated Statements of Shareholders' Equity                  F-7

            Consolidated Statements of Cash Flows                      F-8 - F-9

            Notes to Consolidated Financial Statements               F-10 - F-30

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

      3.1(i)(c)         Certificate of Amendment to Restated Certificate of
                        Amendment (filed as Exhibit A to the Company's
                        Information Statement on Schedule 14C filed on October
                        27, 2003).

      Exhibit No.       Description of Document
      -----------       -----------------------

      3.1(i)(d)         Certificate of Designation - Series B Preferred Stock,
                        $10 Stated Value, $.10 par value (filed as Exhibit to
                        Form 10-K dated June 7, 1993 and incorporated herein by reference).

      3.1(i)(e)         Amended and Restated Certificate of Designation, Series
                        C Preferred Stock, $100 Stated Value, $.10 par value
                        (filed as Exhibit 99.4 to the Company's Current Report on Form 8-K filed on October 18, 2002, and incorporated herein by reference).

      3.1(i)(f)         Certificate of Designation - Series D Junior Preferred
                        Stock, $10 Stated Value, $.10 par value (filed as
                        Exhibit to Form 10-K dated June 7, 1993 and incorporated herein by reference).

      3.1(i)(g)         Certificate of Designation - Series E Preferred Stock,
                        $100 Stated Value, $.10 par value (filed as Exhibit 4.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 at page E-1, and incorporated herein by reference).

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

      10.1              2003 Stock Incentive Plan of the Company (filed as
                        Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the year ended 2002 filed on April 15, 2003 and incorporated herein by reference) *

      10.2              Amendment No. 1 to 2003 Stock Incentive Plan (filed as
                        Exhibit 8 to Amendment No. 3 to Schedule 13D filed by Royalty Holdings LLC, Royalty Management, Inc., Laurence Levy and Neil Hasson on October 3, 2003, and incorporated herein by reference.) *

      10.3 Stock Option Agreement, dated April 1, 2003, between the Company and Stanley Fleishman (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-KSB for the year ended 2002 filed on April 15, 2003, and incorporated herein by reference). *

      10.4 Stock Option Agreement, dated April 1, 2003, between the Company and Errol Glasser (filed as Exhibit 10.3 to the Company's Annual Report on Form 10-KSB for the year ended 2002 filed on April 15, 2003, and incorporated herein by reference). *

      Exhibit No.       Description of Document
      -----------       -----------------------

      10.5 Stock Option Agreement, dated April 1, 2003, between the Company and Laurence Levy (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-KSB for the year ended 2002 filed on April 15, 2003, and incorporated herein by reference). *

      10.6 Stock Option Agreement, dated April 1, 2003, between the Company and Neil Hasson (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the year ended 2002 filed on April 15, 2003, and incorporated herein by reference). *

      10.7 Stock Option Agreement, dated October 1, 2003 between the Company and Laurence Levy (filed as Exhibit 11 to Amendment No. 3 to Schedule 13D filed by Royalty Holdings LLC, Royalty Management, Inc., Laurence Levy and Neil Hasson on October 3, 2003, and incorporated herein by reference). *

      10.8 Stock Option Agreement, dated October 1, 2003 between the Company and Neil Hasson (filed as Exhibit 12 to Amendment No. 3 to Schedule 13D filed by Royalty Holdings LLC, Royalty Management, Inc., Laurence Levy and Neil Hasson on October 3, 2003, and incorporated herein by reference). *

      10.9 Stock Option Agreement, dated October 1, 2003 between the Company and Errol Glasser. *

      10.10 Stock Option Agreement, dated October 1, 2003 between the Company and Stanley Fleishman. *

      10.11 License Agreement, dated March 17, 2003, between the Company and Royalty Management, Inc. (filed as Exhibit
                        10.1 to the Company's Annual Report on Form 10-KSB for the year ended 2002 filed on April 15, 2003, and incorporated herein by reference).

      10.12 Demand Note from the Company in favor of Royalty Holdings LLC (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the year ended 2002 filed on April 15, 2003, and incorporated herein by reference).

      10.13 Redemption Agreement, dated October 16, 2002, between the Company and Statesman (filed as exhibit 99.1 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).

      10.14 Call Option Agreement, dated October 16, 2002, between the Company and Statesman (filed as exhibit 99.2 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).

      Exhibit No.       Description of Document
      -----------       -----------------------

      10.15 Contingent Payment Agreement, dated October 16, 2002, between the Company and William R. Ponsoldt, Sr. (filed as exhibit 99.3 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference). *

      10.16 Amended and Restated Certificate of Designations of the Series C Preferred Stock (filed as exhibit 99.4 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).

      10.17 Note Purchase Agreement, dated October 16, 2002, between the Company Royalty Holdings LLC (filed as exhibit 99.5 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).

      10.18 5% Convertible Promissory Note of the Company (filed as exhibit 99.6 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).

      10.19 9% Promissory Note of the Company (filed as exhibit 99.7 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).

      10.20 Amended and Restated Promissory Note of the Company (filed as exhibit 99.8 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).

      10.21             Amendment No. 1 to Pledge Agreement (filed as exhibit
                        99.9 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).

      10.22 Letter Agreement, dated October 16, 2002, between the Company and Statesman (filed as exhibit 99.10 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).

      10.23 Employment Agreement, dated October 16, 2002, between Laurence S. Levy and the Company (filed as exhibit 99.11 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference). *

      10.24 Employment Agreement, dated October 16, 2002, between Neil N. Hasson and the Company (filed as exhibit 99.12 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference). *

      Exhibit No.       Description of Document
      -----------       -----------------------

      10.25 Employment Agreement dated June 3, 1997, between Regency Affiliates, Inc. and William R. Ponsoldt, Sr., and Agreement dated June 3, 1997, between Regency Affiliates, Inc. and Statesman Group, Inc. (filed as exhibits 10(a) and (b) to the Company's report on Form 8-K dated June 13, 1997, and incorporated herein by reference). *

      10.26 Asset Purchase and Sale Agreement dated February 27, 1997, between Rustic Crafts Co., Inc. and certain individuals, as Sellers, and Regency Affiliates, Inc., as Purchaser, and Assignment and Assumption of Purchase Agreement dated March 17, 1997, between Regency Affiliates, Inc., and Rustic Crafts International, Inc. (filed as exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 at page E-1, and incorporated herein by reference).

      10.27 Amended and Restated Agreement between Regency Affiliates, Inc. and the Statesman Group, Inc., dated March 24, 1998 (filed as exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, at page E-36, and incorporated herein by reference).

      10.28 Loan Agreement and Pledge and Security Agreement with KBC Bank N.V., dated June 24, 1998 (filed as exhibits
                        10.1 and 10.2 to the Company's report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference).

      10.29 Security Land And Development Company Limited Partnership Agreement, as amended by Amendment Nos. 1 through 6 (filed as Exhibit 1(a) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

      10.30 Seventh Amendment to Partnership Agreement of Security Land and Development Company Limited Partnership dated June 24, 1998 (filed as exhibit 10.3 to the Company's report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference).

      10.31 Eighth Amendment to Partnership Agreement of Security Land and Development Company Limited Partnership, dated April 8, 2003 (filed as Exhibit 10.27 to the Company report on Form 10-KSB for the year ended December 31, 2002, filed on April 15, 2003, and incorporated herein by reference).

      10.32 Purchase Agreement for a 5% Limited Partnership Interest in 1500 Woodlawn Limited Partnership, the General Partner of Security (filed as exhibit 10.2 to the Company's report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference).

      Exhibit No.       Description of Document
      -----------       -----------------------

      10.33 Glas-Aire Redemption Agreement (incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 16, 2001).

      10.34 Statesman exercise agreement (incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 25, 2001).

      10.35 Ninth Amendment to Security Land and Development Company Limited Partnership Amended and Restated Limited Partnership Agreement (filed as Exhibit 10.1 to the Company's Form 8-K filed on June 25, 2003, and incorporated herein by reference).

      10.36 Seventh Amendment to First Amended and Restated Limited Partnership Agreement of 1500 Woodlawn Limited Partnership (filed as Exhibit 10.2 to the Company's Form 8-K filed on June 25, 2003, and incorporated herein by reference).

      21                Schedule of Subsidiaries

      23                Consent Letter from Rosenberg, Rich, Baker, Bermann &
                        Company

      31.1              Chief Executive Officer's Certificate, pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2              Chief Financial Officer's Certificate, pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.1 Report of the Special Committee of the Company's Board of Directors, dated May 10, 2003, and adopting resolutions (filed as Exhibit 99.2 to Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003, and incorporated by reference herein).

----------
* Indicates that exhibit is a management contract or compensatory plan or arrangement.

      b. The following reports on Form 8-K were filed by the Company during the quarter ended December 31, 2003. No financial statements were filed in any such reports.

      Date Filed                                Item No.
      ----------                                --------

      December 19, 2003                                5

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following table sets forth the fees billed by the Company's independent auditor, Rosenberg, Rich, Baker, Berman & Company during fiscal years ended December 31, 2003 and December 31, 2002.

                                            Audit                     All
                                Audit       Related        Tax        Other
                                Fees (a)    Fees (b)       Fees (c)   Fees (d)

      For the period ended      $57,736      $    --      $18,267       $ --
        December 31, 2003

      For the period ended      $81,230      $ 4,825      $38,695       $ --
        December 31, 2002

----------

(a) Audit fees relate to professional services rendered in connection with the audit of the Company's annual financial statements, quarterly review of financial statements included in the Company's Forms 10-Q, and audit services provided in connection with other statutory and regulatory filings.

(b) Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or reviews of financial statements and are not reported under "Audit Fees". These services include consultations concerning financial accounting and reporting standards.

(c) Tax fees include professional services related to tax compliance, tax planning and the preparation of federal and state tax returns.

(d) Consists of fees for products and services other than the services reported above.

                       SIGNATURES REQUIRED FOR FORM 10-KSB

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        REGENCY AFFILIATES, INC.


April 14, 2004                          By: /s/ Laurence S. Levy
Date                                        ------------------------------------
                                            Laurence S. Levy, President and CEO


April 14, 2004                          By: /s/ Neil N. Hasson
Date                                        ------------------------------------
                                            Neil N. Hasson, CFO

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


April 14, 2004                          By: /s/ Laurence S. Levy
Date                                        ------------------------------------
                                            Laurence S. Levy, President,
                                            Chief Executive Officer and Director


April 14, 2004                          By: /s/ Neil N. Hasson
Date                                        ------------------------------------
                                            Neil N. Hasson, CFO and Director


April 14, 2004                          By: /s/ Errol Glasser
Date                                        ------------------------------------
                                            Errol Glasser, Director


April 14, 2004                           By: /s/ Stanley Fleishman
Date                                        ------------------------------------
                                            Stanley Fleishman, Director

                                INDEX TO EXHIBITS

      1.    Financial Statements:                                           Page
            --------------------                                            ----

            Independent Accountant's Report                                  F-3

            Consolidated Balance Sheets                                F-4 - F-5

            Consolidated Statements of Operations                            F-6

            Consolidated Statements of Shareholders' Equity                  F-7

            Consolidated Statements of Cash Flows                      F-8 - F-9

            Notes to Consolidated Financial Statements               F-10 - F-30

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

      3.1(i)(c)         Certificate of Amendment to Restated Certificate of
                        Amendment (filed as Exhibit A to the Company's
                        Information Statement on Schedule 14C filed on October
                        27, 2003).

      3.1(i)(d)         Certificate of Designation - Series B Preferred Stock,
                        $10 Stated Value, $.10 par value (filed as Exhibit to
                        Form 10-K dated June 7, 1993 and incorporated herein by reference).

      3.1(i)(e)         Amended and Restated Certificate of Designation, Series
                        C Preferred Stock, $100 Stated Value, $.10 par value
                        (filed as Exhibit 99.4 to the Company's Current Report on Form 8-K filed on October 18, 2002, and incorporated herein by reference).

      Exhibit No.       Description of Document
      -----------       -----------------------

      3.1(i)(f)         Certificate of Designation - Series D Junior Preferred
                        Stock, $10 Stated Value, $.10 par value (filed as
                        Exhibit to Form 10-K dated June 7, 1993 and incorporated herein by reference).

      3.1(i)(g)         Certificate of Designation - Series E Preferred Stock,
                        $100 Stated Value, $.10 par value (filed as Exhibit 4.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 at page E-1, and incorporated herein by reference).

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

      10.1              2003 Stock Incentive Plan of the Company (filed as
                        Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the year ended 2002 filed on April 15, 2003, and incorporated herein by reference) *

      10.2              Amendment No. 1 to 2003 Stock Incentive Plan (filed as
                        Exhibit 8 to Amendment No. 3 to Schedule 13D filed by Royalty Holdings LLC, Royalty Management, Inc., Laurence Levy and Neil Hasson on October 3, 2003, and incorporated herein by reference.) *

      10.3 Stock Option Agreement, dated April 1, 2003, between the Company and Stanley Fleishman (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-KSB for the year ended 2002 filed on April 15, 2003, and incorporated herein by reference). *

      10.4 Stock Option Agreement, dated April 1, 2003, between the Company and Errol Glasser (filed as Exhibit 10.3 to the Company's Annual Report on Form 10-KSB for the year ended 2002 filed on April 15, 2003, and incorporated herein by reference). *

      10.5 Stock Option Agreement, dated April 1, 2003, between the Company and Laurence Levy (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-KSB for the year ended 2002 filed on April 15, 2003, and incorporated herein by reference). *

      10.6 Stock Option Agreement, dated April 1, 2003, between the Company and Neil Hasson (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the year ended 2002 filed on April 15, 2003, and incorporated herein by reference). *

      Exhibit No.       Description of Document
      -----------       -----------------------

      10.7 Stock Option Agreement, dated October 1, 2003 between the Company and Laurence Levy (filed as Exhibit 11 to Amendment No. 3 to Schedule 13D filed by Royalty Holdings LLC, Royalty Management, Inc., Laurence Levy and Neil Hasson on October 3, 2003, and incorporated herein by reference). *

      10.8 Stock Option Agreement, dated October 1, 2003 between the Company and Neil Hasson (filed as Exhibit 12 to Amendment No. 3 to Schedule 13D filed by Royalty Holdings LLC, Royalty Management, Inc., Laurence Levy and Neil Hasson on October 3, 2003, and incorporated herein by reference). *

      10.9 Stock Option Agreement, dated October 1, 2003 between the Company and Errol Glasser. *

      10.10 Stock Option Agreement, dated October 1, 2003 between the Company and Stanley Fleishman. *

      10.11 License Agreement, dated March 17, 2003, between the Company and Royalty Management, Inc. (filed as Exhibit
                        10.1 to the Company's Annual Report on Form 10-KSB for the year ended 2002 filed on April 15, 2003, and incorporated herein by reference).

      10.12 Demand Note from the Company in favor of Royalty Holdings LLC (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the year ended 2002 filed on April 15, 2003, and incorporated herein by reference).

      10.13 Redemption Agreement, dated October 16, 2002, between the Company and Statesman (filed as exhibit 99.1 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).

      10.14 Call Option Agreement, dated October 16, 2002, between the Company and Statesman (filed as exhibit 99.2 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).

      10.15 Contingent Payment Agreement, dated October 16, 2002, between the Company and William R. Ponsoldt, Sr. (filed as exhibit 99.3 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference). *

      10.16 Amended and Restated Certificate of Designations of the Series C Preferred Stock (filed as exhibit 99.4 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).

      Exhibit No.       Description of Document
      -----------       -----------------------

      10.17 Note Purchase Agreement, dated October 16, 2002, between the Company Royalty Holdings LLC (filed as exhibit 99.5 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).

      10.18 5% Convertible Promissory Note of the Company (filed as exhibit 99.6 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).

      10.19 9% Promissory Note of the Company (filed as exhibit 99.7 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).

      10.20 Amended and Restated Promissory Note of the Company (filed as exhibit 99.8 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).

      10.21             Amendment No. 1 to Pledge Agreement (filed as exhibit
                        99.9 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).

      10.22 Letter Agreement, dated October 16, 2002, between the Company and Statesman (filed as exhibit 99.10 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).

      10.23 Employment Agreement, dated October 16, 2002, between Laurence S. Levy and the Company (filed as exhibit 99.11 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference). *

      10.24 Employment Agreement, dated October 16, 2002, between Neil N. Hasson and the Company (filed as exhibit 99.12 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference). *

      10.25 Employment Agreement dated June 3, 1997, between Regency Affiliates, Inc. and William R. Ponsoldt, Sr., and Agreement dated June 3, 1997, between Regency Affiliates, Inc. and Statesman Group, Inc. (filed as exhibits 10(a) and (b) to the Company's report on Form 8-K dated June 13, 1997, and incorporated herein by reference). *

      Exhibit No.       Description of Document
      -----------       -----------------------

      10.26 Asset Purchase and Sale Agreement dated February 27, 1997, between Rustic Crafts Co., Inc. and certain individuals, as Sellers, and Regency Affiliates, Inc., as Purchaser, and Assignment and Assumption of Purchase Agreement dated March 17, 1997, between Regency Affiliates, Inc., and Rustic Crafts International, Inc. (filed as exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 at page E-1, and incorporated herein by reference).

      10.27 Amended and Restated Agreement between Regency Affiliates, Inc. and the Statesman Group, Inc., dated March 24, 1998 (filed as exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, at page E-36, and incorporated herein by reference).

      10.28 Loan Agreement and Pledge and Security Agreement with KBC Bank N.V., dated June 24, 1998 (filed as exhibits
                        10.1 and 10.2 to the Company's report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference).

      10.29 Security Land And Development Company Limited Partnership Agreement, as amended by Amendment Nos. 1 through 6 (filed as Exhibit 1(a) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

      10.30 Seventh Amendment to Partnership Agreement of Security Land and Development Company Limited Partnership dated June 24, 1998 (filed as exhibit 10.3 to the Company's report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference).

      10.31 Eighth Amendment to Partnership Agreement of Security Land and Development Company Limited Partnership, dated April 8, 2003 (filed as Exhibit 10.27 to the Company report on Form 10-KSB for the year ended December 31, 2002, filed on April 15, 2003, and incorporated herein by reference).

      10.32 Purchase Agreement for a 5% Limited Partnership Interest in 1500 Woodlawn Limited Partnership, the General Partner of Security (filed as exhibit 10.2 to the Company's report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference).

      10.33 Glas-Aire Redemption Agreement (incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 16, 2001).

      10.34 Statesman exercise agreement (incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 25, 2001).

      Exhibit No.       Description of Document
      -----------       -----------------------

      10.35 Ninth Amendment to Security Land and Development Company Limited Partnership Amended and Restated Limited Partnership Agreement (filed as Exhibit 10.1 to the Company's Form 8-K filed on June 25, 2003, and incorporated herein by reference).

      10.36 Seventh Amendment to First Amended and Restated Limited Partnership Agreement of 1500 Woodlawn Limited Partnership (filed as Exhibit 10.2 to the Company's Form 8-K filed on June 25, 2003, and incorporated herein by reference).

      21                Schedule of Subsidiaries

      23                Consent Letter from Rosenberg, Rich, Baker, Bermann &
                        Company

      31.1              Chief Executive Officer's Certificate, pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2              Chief Financial Officer's Certificate, pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.1 Report of the Special Committee of the Company's Board of Directors, dated May 10, 2003, and adopting resolutions (filed as Exhibit 99.2 to Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003, and incorporated by reference herein).

----------
* Indicates that exhibit is a management contract or compensatory plan or arrangement.

                    Regency Affiliates, Inc. and Subsidiaries

                        Consolidated Financial Statements

                           December 31, 2003 and 2002

                    Regency Affiliates, Inc. and Subsidiaries
                        Index to the Financial Statements

                                                                            Page

Independent Auditor's Report                                                 F-3

Financial Statements

         Consolidated Balance Sheets                                   F-4 - F-5

         Consolidated Statements of Operations                               F-6

         Consolidated Statements of Shareholders' Equity                     F-7

         Consolidated Statements of Cash Flows                         F-8 - F-9

Notes to Consolidated Financial Statements                           F-10 - F-30

                          Independent Auditor's Report

To the Board of Directors and Stockholders of Regency Affiliates, Inc. and Subsidiaries

We have audited the consolidated balance sheets of Regency Affiliates, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regency Affiliates, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the results of its consolidated operations, changes in shareholder's equity and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                        /s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
March 19, 2004

                    Regency Affiliates, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                             December 31,
                                                      --------------------------
                                                         2003           2002
                                                      -----------    -----------
Assets

  Current Assets
    Cash and cash equivalents                         $   451,249    $   101,041
    Marketable securities                              18,495,025             --
    Accounts receivable, net of allowance                   3,077            225
    Loan receivable                                            --        250,000
    Accrued receivables                                   299,324        164,374
    Notes receivable - current                            327,936        560,573
    Income taxes receivable                                    --         11,149
    Other current assets                                   64,294         14,710
                                                      -----------    -----------

       Total Current Assets                            19,640,905      1,102,072

  Notes receivable, net of current portion                801,335        546,427
  Property, plant and equipment, net                      489,972      2,037,277
  Investment in partnerships                              599,268     36,433,721

  Other Assets
    Aggregate inventory                                   832,427        833,611
    Debt issuance costs, net of amortization                   --        412,731
    Deferred costs                                        250,000        250,000
    Other                                                   1,300          1,373
                                                      -----------    -----------

       Total Other Assets                               1,083,727      1,497,715
                                                      -----------    -----------

             Total Assets                             $22,615,207    $41,617,212
                                                      ===========    ===========

See notes to the consolidated financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                       December 31,
                                                                              -----------------------------
                                                                                  2003             2002
                                                                              ------------     ------------
Liabilities and Shareholders' Equity
   Current Liabilities
     Current portion of long-term debt                                        $         --     $ 13,353,260
     Note payable - banks                                                               --          798,938
     Current portion of notes payable - other                                           --          130,036
     Accounts payable                                                              600,950          365,252
     Accrued expenses                                                              105,923        1,899,342
     Taxes payable                                                                      --          183,571
                                                                              ------------     ------------
        Total Current Liabilities                                                  706,873       16,730,399

   Notes payable - other, net of current portion                                        --        3,254,098
   Long term debt, net of current portion                                               --        1,292,013

   Deferred credit                                                               1,802,047               --
   Minority interest in consolidated subsidiaries                                       --               --
   Commitments and contingencies
   Shareholders' equity
     Serial preferred stock not subject to mandatory redemption
       (Maximum liquidation preference $24,975,312  in 2003 and
       2002)                                                                     1,052,988        1,052,988

     Common stock, par value $.01; authorized 8,000,000 and
      25,000,000 shares in 2003 and 2002, respectively
       (see Note 10); issued 4,178,645 and 3,139,407 shares
        in 2003 and 2002, respectively; outstanding 3,018,412
        and 2,024,382 shares  in 2003 and 2002, respectively                        37,733           27,341

     Additional paid-in capital                                                  8,180,545        6,106,560
     Readjustment resulting from quasi-reorganization at December 31, 1987      (1,670,596)      (1,670,596)
     Retained earnings                                                          14,963,860       17,282,200
     Note receivable - sale of stock                                            (2,440,000)      (2,440,000)

     Treasury stock, 1,160,233 and 1,115,025 shares in 2003 and 2002,
       respectively                                                                (18,243)         (17,791)
                                                                              ------------     ------------

        Total Shareholders' Equity                                              20,106,287       20,340,702
                                                                              ------------     ------------

                                                                              $ 22,615,207     $ 41,617,212
                                                                              ============     ============

See notes to the consolidated financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                                               December 31,
                                                                        ---------------------------
                                                                           2003             2002
                                                                        -----------     -----------
Net Sales                                                               $        --     $        --

Costs and expenses
     Costs of goods sold                                                         --              --
     Selling and administrative expenses                                  5,685,109       1,878,469
                                                                        -----------     -----------
                                                                          5,685,109       1,878,469
                                                                        -----------     -----------

Loss from operations                                                     (5,685,109)     (1,878,469)
Income from equity investment in partnerships                             3,483,381       6,354,678
Gain on disposition of subsidiaries                                              --         245,346
Rental income                                                                95,984          24,296
Interest and dividend income                                                185,844         156,692
Other income, net                                                           387,263           2,615
Impairment of goodwill                                                           --        (487,757)
Interest expense                                                           (714,979)     (1,174,982)
                                                                        -----------     -----------
Income before income tax expense and minority interest                   (2,247,616)      3,242,419
Income tax (expense) benefit                                                (70,724)         58,065
Minority interest                                                                --          20,491
                                                                        -----------     -----------
Income from continuing operations                                        (2,318,340)      3,320,975
Gain/loss from operations of discontinued components, after gain on disposal of $262,550 in September 2002 and loss on disposal of
   $17,204 in October 2002, net of $0 in income tax effect in 2002               --        (628,447)
                                                                        -----------     -----------

Net Income (Loss)                                                       $(2,318,340)    $ 2,692,528
                                                                        ===========     ===========

Net income (loss) per common share:
   Basic
     Continuing Operations                                              $     (0.93)    $      1.74
     Discontinued Operations                                                     --           (0.33)
                                                                        -----------     -----------
                                                                        $     (0.93)    $      1.41
                                                                        ===========     ===========

   Diluted
     Continuing Operations                                              $     (0.93)    $      1.00
     Discontinued Operations                                                     --           (0.19)
                                                                        -----------     -----------
                                                                        $     (0.93)    $      0.81
                                                                        ===========     ===========

See notes to the consolidated financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                     Years Ended December 31, 2003 and 2002


                                                     Preferred Stock                   Common Stock              Additional
                                             -----------------------------    -----------------------------        Paid in
                                                Shares           Amount          Shares           Amount           Capital
                                             ------------     ------------    ------------     ------------     ------------
Balance - January 1, 2002                         605,291     $  1,052,988      19,684,854     $  7,788,120     $    568,683

   Reverse stock split, 1 for 10                       --               --     (17,716,369)      (7,768,435)       7,768,435
   Common stock issued upon conversion of
   note payable/accrued interest                       --               --         750,000            7,500        1,492,500
   Common stock issued for services                    --               --          15,639              156           19,844
   Redemption of shares pursuant to note
     purchase agreement                                --               --        (709,742)              --       (3,742,902)
       Net income                                      --               --              --               --               --
                                             ------------     ------------    ------------     ------------     ------------

Balance - December 31, 2002                       605,291        1,052,988       2,024,382           27,341        6,106,560
                                             ============     ============    ============     ============     ============

   Shares cancelled, returned to treasury                                          (45,208)                              452
   Common stock issued upon conversion of
     note payable/accrued interest                     --               --       1,037,738           10,377        2,065,098
   Common stock issued for services                    --               --           1,500               15            8,435
       Net loss                                        --               --              --               --               --
                                             ------------     ------------    ------------     ------------     ------------

Balance - December 31, 2003                       605,291     $  1,052,988       3,018,412     $     37,733     $  8,180,545
                                             ============     ============    ============     ============     ============

                                            Readjustment
                                              Resulting                      Note                Treasury Stock            Total
                                             from Quasi-     Retained     Receivable     ---------------------------   Stockholders'
                                           Reorganization    Earnings    Sale of Stock      Shares         Amount         Equity
                                           --------------  ------------  -------------   ------------   ------------   -------------
Balance - January 1, 2002                   $ (1,670,596)  $ 14,589,672   $ (2,440,000)     4,052,825   $    (10,693)  $ 19,878,174

   Reverse stock split, 1 for 10                      --             --             --     (3,647,542)            --             --
   Common stock issued upon conversion of
   note payable/accrued interest                      --             --             --             --             --      1,500,000
   Common stock issued for services                   --             --             --             --             --         20,000
   Redemption of shares pursuant to note
     purchase agreement                               --             --             --        709,742         (7,098)    (3,750,000)
       Net income                                     --      2,692,528             --             --             --      2,692,528
                                            ------------   ------------   ------------   ------------   ------------   ------------

Balance - December 31, 2002                   (1,670,596)    17,282,200     (2,440,000)     1,115,025        (17,791)    20,340,702
                                            ============   ============   ============   ============   ============   ============

   Shares cancelled, returned to treasury                                                      45,208           (452)            --
   Common stock issued upon conversion of
     note payable/accrued interest                    --             --             --             --             --      2,075,475
   Common stock issued for services                   --             --             --             --             --          8,450
       Net loss                                       --     (2,318,340)            --             --             --     (2,318,340)
                                            ------------   ------------   ------------   ------------   ------------   ------------

Balance - December 31, 2003                 $ (1,670,596)  $ 14,963,860   $ (2,440,000)     1,160,233   $    (18,243)  $ 20,106,287
                                            ============   ============   ============   ============   ============   ============

See notes to the consolidated financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                      Years Ended December 31,
                                                                   -----------------------------
                                                                       2003             2002
                                                                   ------------     ------------
Cash Flows from operating activities
   Net income (loss)                                               $ (2,318,340)    $  2,692,528
   Adjustments to reconcile net income (loss) to net cash
     used by operating activities
       Minority interest                                                     --          (31,741)
       Income from equity investment in partnerships                 (3,483,381)      (6,354,678)
       Distribution of earnings from partnership                     41,119,881          104,303
       Interest accretion on long-term debt                             474,674          929,982
       Depreciation and amortization                                    493,927          355,564
       Issuance of common stock in lieu of cash                           8,450           20,000
       Unrealized gain on marketable securities                         (65,380)              --
       Impairment of property and equipment                           1,466,109               --
       Gain on retirement of debt and disposal of assets                     --         (245,346)
       Impairment of goodwill                                                --          487,757
       Deferred taxes                                                        --               --
       Changes in operating assets and liabilities
        Accounts receivable                                              (2,852)         163,281
        Loan receivable                                                 250,000         (250,000)
        Accrued receivables                                            (158,884)        (164,374)
        Income taxes receivable                                          11,149               --
        Inventory                                                            --         (153,916)
        Other current assets                                            (49,584)          65,672
        Other assets                                                         73           (9,668)
        Accounts payable                                                235,698          538,222
        Accrued expenses and taxes payable                           (1,904,429)         893,249
                                                                   ------------     ------------
            Net cash provided by (used in) operating activities      36,077,111         (959,165)
                                                                   ------------     ------------
Cash flows from investing activities
   Payments received on notes receivable                                  1,663               --
   Purchases of marketable securities                               (18,429,645)              --
   Proceeds from (payments upon) disposition of subsidiaries                 --          (17,869)
   Expenditures for property and equipment                                   --         (201,004)
                                                                   ------------     ------------
            Net cash used in investing activities                   (18,427,982)        (218,873)
                                                                   ------------     ------------
Cash flows from financing activities
   Proceeds from long-term debt                                              --          857,435
   Payment of long-term debt                                        (16,369,947)        (780,467)
   Proceeds from line of credit - bank                                       --               --
   Repayment of notes payable - bank                                   (798,938)              --
   Repayment of notes payable - other                                  (130,036)              --
   Net short-term proceeds                                                   --          392,018
   Proceeds from notes payable                                               --          500,000
                                                                   ------------     ------------
            Net cash (used in) provided by financing activities    $(17,298,921)    $    968,986
                                                                   ============     ============

Increase (decrease) in cash and cash equivalents                   $    350,208     $   (209,052)
Cash and cash equivalents - beginning                                   101,041          310,093
                                                                   ------------     ------------
Cash and cash equivalents - ending                                 $    451,249     $    101,041
                                                                   ============     ============

See notes to the consolidated financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (continued)

                                                      Years Ended December 31,
                                                      ------------------------
                                                         2003          2002
                                                      ----------    ----------
Supplemental disclosures of cash flow information:
     Cash paid during the year for
       Interest                                       $4,393,983    $  158,506
       Income taxes                                      252,371            --

      Supplemental disclosures of noncash investing and financing activities:

      In 2003, $2,004,098 in convertible notes payable and $71,377 in accrued interest thereupon were converted for 1,037,738 shares of common stock.

      In 2003, the Company reached an agreement to restructure a note receivable, whereby accrued interest receivable of $23,934 was converted into part of the principal on the new note receivable.

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

      In 2002, the Company issued notes payable to finance the redemption of a shareholder's interest and other agreements, as follows:

            Convertible note issued                                 $ 3,500,000
            Other note issued                                         1,250,000
            Common stock redemption                                  (1,020,000)
            Letter agreement - reduction of paid-in capital          (2,730,000)
            Debt issuance costs                                        (250,000)
            Other deferred costs - call option                         (250,000)
                                                                    -----------
                 Cash Proceeds                                      $   500,000
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

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

      A. Principles of Consolidation and Nature of Business - The consolidated financial statements include the accounts of Regency Affiliates, Inc. (the "Company"), its wholly owned subsidiaries, Rustic Crafts International, Inc. ("Rustic Crafts") through September 20, 2002 the date that it's operating assets were disposed of, Neptune Trading Corp., Inc. ("Neptune") from July 31, 2002, the date of formation, through October 14, 2002, the date of disposition, and Speed.com, Inc. through March 1, 2003, the date of dissolution, its 75% owned subsidiary, Iron Mountain Resources, Inc. ("IMR") since December 13, 2001, and its 80% owned subsidiaries, National Resource Development Corporation ("NRDC"), RegTransco, Inc. ("RTI") through March 1, 2003, the date of dissolution and Transcontinental Drilling Company ("Drilling") through June 3, 2003, the date of dissolution. All significant intercompany balances and transactions have been eliminated in consolidation.

      Regency Affiliates, Inc.'s share of consolidated net assets at December 31, 2003 and 2002 consists principally of cash and cash equivalents of approximately $436,000 and $90,000 respectively, marketable securities of approximately $18,500,000 and $0 respectively, investment in partnerships of approximately $599,300 and $36,433,700, respectively, property, plant and equipment of approximately $6,600 and $11,900, respectively, and liabilities of approximately $2,500,000 and $18,700,000, respectively.

      B. Revenue Recognition - The Company's subsidiaries recognize revenue from the sale of goods upon shipment to their respective customers.

      C. Earnings Per Share - Basic earnings per share are computed by dividing net income attributable to common shareholders (net income less preferred stock dividend requirements and periodic accretion if applicable) by the weighted average number of common shares outstanding during the year. Diluted earnings per share computations assume the conversion of the Series B and Junior Series D preferred stock during the period that the preferred stock issues were outstanding. If the result of these assumed conversions is dilutive, the dividend requirements and periodic accretion for the preferred stock issues are reduced (See Note 11). In addition, diluted per share computations assume conversion of convertible debt and stock options outstanding that are "in the money". On February 5, 2002 the Company's stockholders approved a one-for ten reverse stock split of the Company's common stock, par value $0.40 per share, and a decrease in the par value to $0.01 per share. The computation of basic and diluted EPS has been retroactively adjusted for the year ending December 31, 2002 to reflect this change in capital structure.

      The weighted average number of shares used in basic earnings per share computations for 2003 and 2002 was 2,502,657 and 1,911,403, respectively. The weighted average number of shares used in the computation of diluted earnings per share for 2003 and 2002 was approximately 2,502,657 and 3,309,947, respectively. The Company's stock has been thinly traded in the over-the-counter market on the NASDAQ bulletin board through December 31, 2003. In 2003, the effect of any conversion of preferred stock or options has not been included as it would be anti-dilutive. In 2002, a market price of $2.23 per share was utilized in the conversion formula for the computation of diluted earnings per share. In 2002, if a market price of $1.35 per share, the lowest bid price of the Company's common shares during that year, was used in the conversion formula, the weighted average number of shares utilized in the computation of diluted earnings per share would amount to approximately 3,412,082, yielding diluted earnings per share of $0.79.

      D. Securities Issued for Services - The Company accounts for stock issued for services under the intrinsic value method. For stock issued for services, the fair market value of the Company's stock on the date of stock issuance is used. The Company has adopted Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation". The statement generally suggests, but does not require, stock-based compensation transactions to be accounted for based on the fair value of the

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies (Continued)

      services rendered or the fair value of the equity instruments issued, whichever is more reliably measurable. Securities issued for services amounted to 1,500 in 2003 and 15,639 in 2002. The underlying fair value of the common shares amounted to $5.63 and $1.28 per share, respectively.

      E. Fair Value of Financial Instruments - The fair values of cash, accounts receivable, accounts payable and other short-term obligations approximate their carrying values because of the short maturity of these financial instruments. The carrying values of the Company's long-term obligations approximate their fair value. In accordance with Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," rates available at balance sheet dates to the Company are used to estimate the fair value of existing debt.

      F. Cash and Cash Equivalents - Cash and cash equivalents represent cash and short-term highly liquid investments with original maturities of three months or less. The Company places its cash and cash equivalents with high credit quality financial institutions which may exceed federally insured amounts at times.

      G. Property, Plant and Equipment - Property, plant and equipment are carried at cost. Depreciation is provided over the estimated useful lives of the assets by the use of the straight-line and declining balance methods. These items consist of the following at December 31, 2003 and 2002:

                                                           2003          2002
                                                        ----------    ----------
            Land                                        $   24,797    $  100,000
            Building                                       548,967     1,934,032
            Leasehold improvements                           4,516        10,357
            Machinery and equipment                         43,708        43,708
                                                        ----------    ----------
                                                           621,988     2,088,097
            Accumulated depreciation                       132,016        50,820
                                                        ----------    ----------
                                                        $  489,972    $2,037,277
                                                        ==========    ==========

      Depreciation expense for the years ended December 31, 2003 and 2002 was $81,196 and $119,301, respectively.

      At December 31, 2003, the Company owned land, building and related leasehold improvements that were being held for sale. The Company assessed the fair value of this property based on the selling price less costs to sell resulting from an offer which was in negotiation at year-end. Based on this assessment, it was determined that the carrying costs of this property were impaired by $1,466,109. This impairment has been recognized in the Selling and administrative expenses caption of the Consolidated Statements of Operations and has proportionately reduced the value of the land, building and leasehold improvements to a net carrying cost of $483,415 after accumulated depreciation. The property was sold in 2004 (see Note 20).

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

      In December, 2001 the aggregate inventory was sold to IMR, a 75% owned subsidiary of the Company. The purchase price was $18,200,000 and is payable, with interest of 2.46%, in ninety six equal payments of principal and interest scheduled to commence in December, 2003. Payments have not yet been made on the intercompany note receivable, but the Company intends to pursue the collection of this debt. The intercompany gain on this transaction has been eliminated in the consolidation process resulting in the aggregate inventory being carried at its historical cost.

      I. Goodwill - Goodwill resulted from the acquisition of Rustic Crafts in 1997 and Glas-Aire in 1999. The goodwill attributable to Rustic Crafts was being amortized on a straight-line basis over a period of 15 years. During the year ended December 31, 2002, the Company recognized goodwill impairment of $487,757 resulting in a balance in goodwill of $0 for the year then ended. Impairment was recognized due to the fact that the market price of the major assets of the business (land, building, improvements) approximated the historical cost basis of those assets and the net cash flows of future operations were projected to be negative. Accumulated amortization was $0 at December 31, 2002.

      J. Debt Issuance Costs - Debt issuance costs are recorded at cost and were being amortized over 60-66 months, the life of the related loans using the effective interest method. The balance of these costs were written off due the settlement of the related debts in the year ended December 31, 2003. Accumulated amortization was $0 and $199,580 at December 31, 2003 and 2002, respectively.

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

      L. Evaluation of Long Lived Assets - Long-lived assets are assessed for recoverability on an ongoing basis. In evaluating the fair value and future benefits of long-lived assets, their carrying value would be reduced by the excess, if any of the long-lived asset over management's estimate of the anticipated undiscounted future net cash flows of the related long-lived asset.

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

      N. Restatement - Shareholders' Equity has been restated to reflect 28,611 (286,110 pre-split) common shares issued and outstanding as of January 1, 2002.

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

      The results of these businesses have been reflected as discontinued operations in the accompanying financial statements. For the year ended December 31, 2002, revenues and net income (loss) attributable to such discontinued operations through the date of disposition amounts to $1,829,242 and $(628,447), respectively.

Note 3. Marketable Securities

      During the year ended December 31, 2003, the Company purchased marketable securities for cash. The cost and fair value of the Company's investments in marketable securities are as follows as of December 31, 2003:

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 3. Marketable Securities (continued)

           Trading securities:              Amortized     Gross Unrealized    Gross Unrealized     Fair Value
                                              Cost              Gains              Losses

      18,500,000 US Treasury bills         $18,429,645       $    65,380        $        --       $18,495,025

Note 4. Investment in Partnerships

      In November 1994, the Company purchased, for $350,000, a limited partnership interest in Security Land and Development Company Limited Partnership ("Security"), which owns and operates an office complex. The Company has limited voting rights and is entitled to allocations of the profit and loss of Security and operating cash flow distributions, as amended (see below).

      Security was organized to own and operate two buildings containing approximately 717,000 net rentable square feet consisting of a two-story office building and a connected six-story office tower. The buildings were purchased by Security in 1986 and are located on approximately 34.3 acres of land which is also owned by Security. The buildings have been occupied by the United States Social Security Administration's Office of Disability and International Operations for approximately 30 years under leases between the United States of America, acting by and through the General Services Administration ("GSA"). Effective November 1, 1994, Security and the GSA entered into a nine-year lease for 100% of the building. In March 2003, the General Services Administration agreed to extend the terms of the lease through October 31, 2018. Security has received an opinion of the Assistant General Counsel to the GSA that lease payments are not subject to annual appropriation by the United States Congress and the obligations to make such payments are unconditional general obligations of the United States Government.

      In April 2003, the Company entered into an amendment to the security partnership agreement for Security. The amendment provides for the distribution of the net proceeds of a loan to Security to the Company and the non-Company partners on a 50/50 basis, provided that such allocation would result in a minimum distribution to the Company of $39,000,000 (a "qualified financing"). This qualified financing was obtained in June 2003 (see below). The amendment also provides that, following the qualified financing, the Company will be entitled to (i) 95% of Security's distributions of cash flow until it has received $2,000,000 of such distributions, and thereafter 50% of such distributions, and (ii) once it has received $2,000,000 of cash flow distributions, a $180,000 annual management fee from Security. The foregoing percentages are inclusive of the Company's interest as a limited partner in 1500 Woodlawn, the general partner of Security.

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

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 4. Investment in Partnerships (Continued)

      For the years ended December 31, 2003 and 2002 the Company's income from its equity investment in Security was $3,283,381 and $6,154,678, respectively. These funds, however, are principally committed to the amortization of the outstanding principal balance on Security's real estate mortgage, as refinanced. Security does not currently provide liquidity to the Company in excess of an annual management fee. For the years ended December 31, 2003 and 2002, the Company earned $100,938 and $104,303, respectively, for management services provided to Security.

      The Company accounts for the Investment in Partnerships using the equity method, whereby the carrying value of these investments are increased or decreased by the Company's allocable share of book income or loss. The investment in Security included in the Consolidated Balance Sheets at December 31, 2003 and 2002 was $0 and $36,034,453, respectively. The total amount of distributions made in excess of the Company's partnership basis as of December 31, 2003 was $1,802,047, which is recorded as a deferred credit on the accompanying financial statements. The undistributed earnings from the Company's equity investment in the Partnership as of December 31, 2002 amounted to $35,684,453.

      Summarized financial information for Security is as follows:

                                                            2003             2002
                                                        ------------     ------------
      Balance Sheet Data
       Cash and receivables                             $  1,292,836     $  1,288,550
       Restricted cash                                     3,591,631        3,428,052
       Real estate, net                                   39,298,935       41,364,823
       Deferred charges, net                              10,174,438               --
       Other assets                                          619,081          544,482
                                                        ------------     ------------
           Total Assets                                   54,976,921       46,625,907
                                                        ============     ============

       Accounts payable and accrued expenses                 407,182          388,503
       Project note payable                               95,970,491        8,364,643
       Other liabilities                                     240,271          825,720
                                                        ------------     ------------
           Total Liabilities                              96,617,944        9,578,866

       Partners' capital:
         Regency Affiliates, Inc.                        (40,502,870)      36,034,453
         Other partners                                   (1,138,153)       1,012,588
                                                        ------------     ------------
           Total Partners' Capital                       (41,641,023)      37,047,041
                                                        ------------     ------------
             Total Liabilities and Partner's Capital      54,976,921       46,625,907
                                                        ============     ============

                                                            2003             2002
                                                        ------------     ------------
      Statement of Operations Data
       Revenues                                         $ 13,506,428     $ 13,622,613
       Expenses                                            7,246,630        6,065,825
                                                        ------------     ------------
       Net operating income                                6,259,798        7,556,788
       Other expenses                                     (2,803,607)      (1,078,180)
                                                        ------------     ------------
       Net income                                       $  3,456,191     $  6,478,608
                                                        ============     ============

      See Note 16. Contingencies, Risks and Uncertainties related to the Company's investment in Security.

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 4. Investment in Partnerships (Continued)

      Effective November 30, 2000 the Company invested $10,000 for a 5% limited partnership interest in 1500 Wood Lawn Limited Partnership, the general partner of Security. The Company recognized income of $200,000 in 2003 and 2002 from this investment.

Note 5. Loan Receivable

      On November 4, 2002, the Company paid $200,000 to PNC Bank in settlement of closing costs that were the obligation of RCI Wood Products, Inc. ("RCI") as the buyer in connection with the sale of the operating assets of Rustic Crafts. In addition, fees and reimbursable expenses were added to the amount advanced, bringing the total amount receivable to $250,000 at December 31, 2002. The loan was paid in full during 2003.

Note 6. Notes Receivable

      Pursuant to the sale of the net operating assets of the Company's subsidiary, Rustic Crafts, on September 30, 2002, Rustic obtained notes receivable. At December 31, 2003 and 2002, these notes consisted of the following:

                                                                         2003          2002
                                                                      ----------    ----------
            Note receivable, 5% per annum, with monthly payments
             of principal and interest of $13,342, due 9/30/07        $  707,000    $  707,000

            Note receivable, 7.5% per annum, with monthly
             payments of principal and interest of  $5,032, with a
             balloon payment due 9/8/06                                  422,271       400,000
                                                                      ----------    ----------
                 Total                                                $1,129,271    $1,107,000
                                                                      ==========    ==========

      Payments on the 5% note are contingent upon the quarterly positive net cash flows of the buyer, as defined by generally accepted accounting principles. No payments have been made on this note as of December 31, 2003.

      On August 8, 2003, the Company reached an agreement with regard to restructuring the 7.5% note, which was in the original amount of $400,000, bearing interest at 7% per annum with an original maturity of September 30, 2003. The Company agreed to the issuance of a judgment note receivable in the amount of $423,934 (comprised of $400,000 original principal plus interest accrued thereupon through August 8, 2003), bearing interest at a rate of 7.5% based on actual days on a 360-day basis. Pursuant to the execution of the new note, the Company obtained a security interest in the accounts receivable inventory, fixed assets and other operating assets of RCI. The judgment note is personally guaranteed by the president of RCI.

      Accrued interest receivable at December 31, 2003 and 2002 is $43,700 and $15,707, respectively.

Note 7. Notes Payable - Banks

      The Company's subsidiary, Rustic Crafts, had established a $1,000,000 line of credit with PNC Bank. The accounts receivable, inventory and other assets, such as property and equipment, of Rustic Crafts were pledged as collateral to secure the line of credit.

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 7. Notes Payable - Banks (continued)

      On July 31, 2002, the extended date of expiration for the line of credit, the Company continued negotiations for further extension or renewal. On November 4, 2002, the Company executed an agreement with PNC Bank, under which the Company was obligated to pay $540,000 to the bank by December 15, 2002. Due to further default on this agreement, PNC Bank proposed to allow the Company to cure this default; $165,000 of such amount was paid as of December 31, 2002. The Company was obligated to pay down an additional $375,000 by June 30, 2003 and to transfer 50% of proceeds from notes receivable payments from RCI (see Note 6) to PNC Bank to pay down additional debt (any such payments would reduce the balance due in June
      2003). The balance of this debt was due (with accrued interest) on or before September 30, 2003. In connection with Rustic Crafts sale all debt outstanding under the line of credit together with the Scranton mortgage (discussed in Note 9) and certain other indebtedness were restructured to replace such indebtedness with five notes totalling $2,432,782 all of which were due in June 2004, had a ten-year amortization schedule and bore interest at 10.8%. In 2003, the Company paid this debt in full.

      Due to the disposition of the net operating assets of Rustic Crafts in September 2002, $100,000 was paid and any existing debt retained by Rustic Crafts, as subsidiary, was secured by the land and building retained by the subsidiary. The line bore interest at 9.75% at December 31, 2002, and was guaranteed by the Company. At December 31, 2003 and 2002, the amounts outstanding under the line of credit were $0 and $798,938, respectively. These amounts are shown as current in the accompanying financial statements as any principal is payable upon demand.

Note 8. Notes Payable - Other

      To finance the redemption under the Redemption Agreement of October 16, 2002 whereby all shares owned by Statesman were redeemed, the Company issued two notes to Royalty, an affiliate of current management, consisting of the following:

            5% Convertible Promissory Note, due 10/16/12,
             accruing interest compounded annually                    $3,500,000

            9% Promissory Note, due 10/16/07, accruing
             interest compounded annually                              1,250,000
                                                                      ----------
                 Total                                                $4,750,000
                                                                      ==========

      On November 7, 2002, $1,495,902 of the principal amount on the 5% Convertible Promissory Note plus accrued interest was converted into 750,000 shares of common stock at $2.00 per share.

      On July 3, 2003, the remaining principal and accrued interest of $2,075,475 on the 5% Convertible Promissory Note was converted for 1,037,738 shares of common stock at $2 per share. The 9% Promissory Note was repaid during 2003. At December 31, 2003, the balances of these notes payable are $0.

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 8. Notes Payable - Other (continued)

      Total proceeds at October 16, 2002 from the above notes amounted to $4,750,000 and were utilized as follows:

            Payment to Statesman Group in redemption of shares of
             common stock                                                         $1,020,000

            Payment to Statesman Group under Letter Agreement for
             modifications related to Statesman's ownership of preferred stock    $2,730,000

            Debt issuance costs                                                      250,000

            Payment to Statesman Group pursuant to call option to
             purchase Statesman's 20% interest in NRDC                               250,000

            Net proceeds paid to Company                                             500,000
                                                                                  ----------
                 Total Proceeds                                                   $4,750,000
                                                                                  ==========

      In connection with the redemption described above, the Company entered into a Contingent Payment Agreement with William R. Ponsoldt, Sr., the former President and Chief Executive Officer of the Company, whereby payment of $1,508,000 of accrued compensation owed to Mr. Ponsoldt by the Company became subject to the satisfaction of certain conditions precedent. Payment of the accrued compensation under this agreement was settled in 2003 (see Note 14).

      At December 31, 2002, the Company had outstanding $130,036 of demand notes bearing interest at 7%, with interest payable every 120 days and at date of full repayment of principal. On July 23, 2003, the Company repaid the full $130,036 balance plus accrued interest of $8,337 thereon.

Note 9. Long-Term Debt

      KBC Bank Loan - On June 24, 1998, the Company refinanced the long-term debt previously outstanding with Southern Indiana Properties, Inc. ("SIPI") and entered into a Loan Agreement (the "Loan") with KBC Bank N.V. ("KBC"). Under the terms of the Loan Agreement, KBC advanced $9,383,320. The due date of the Loan was November 30, 2003 with interest at the rate of 7.5% compounded semi-annually on each June 1 and December 1, commencing December 1, 1998. The interest could be paid by the Company in cash on these semi-annual dates or the Company could elect to add the interest to the principal of the Loan then outstanding. In June 2003, the Company repaid its long term debt with KBC. The payoff amount was $14,145,410, which included a release fee and make-whole premium (see Note 4). As of December 31, 2003 and 2002, the amount outstanding under the Loan was $0 and $13,086,683, respectively, including $0 and $3,703,363 of interest, through December 31, 2003 and 2002, respectively.

      To facilitate the loan from KBC, the Company purchased a residual value insurance policy through R.V.I. American Insurance Company ("RVI") which secured the repayment of the outstanding principal and interest when due with a maximum liability of $14 million. The costs related to the insurance ($745,000) along with legal fees and other costs associated with obtaining the Loan ($205,000) were capitalized as debt issuance costs and were amortized over the life of the Loan using the effective interest method.

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 9. Long-Term Debt (continued)

      Mortgage Loan - On March 25, 1998, Rustic Crafts purchased a building of 126,000 square feet located in Scranton, Pennsylvania. The purchase of this facility was funded in part by a first mortgage term loan in the amount of $960,000, guaranteed by the Company. The first mortgage term loan was payable in consecutive monthly installments over 10 years with a 20 year amortization. The Company repaid this loan in full during 2003. The balance outstanding at December 31, 2003 and 2002 was $0 and $856,276, respectively.

      Equipment Loans - In connection with the purchase of the building described above, PNC Bank loaned the Company a total of $767,000 to finance the acquisition of new equipment and to install such equipment in the facility. Principal payments on one loan of $604,000 began in March 2000 and were to continue for 120 months in amounts sufficient to amortize the outstanding balance over twenty years from March 2000. In March 2000 the interest rate changed to the average weekly yield on U.S. Treasury Bills, plus 200 basis points. The remaining loan in the original amount of $163,500 was payable in equal monthly installments of $2,518. The Company repaid these loans in full during 2003. The outstanding balance of these loans was $0 and $618,716 at December 31, 2003 and 2002, respectively.

      In June 1999, Rustic Crafts obtained an additional loan from PNC Bank for the purpose of funding additional equipment purchases and working capital in the amount of $156,000. The loan was payable in equal monthly installments, including principal and interest, of $3,153. The Company repaid this loan in full during 2003. The outstanding balance was $0 and $83,598 at December 31, 2003 and 2002, respectively.

Note 10. Modification of Authorized Shares and Repurchase of Stock

      On October 22, 2003, the Company's Board of Directors approved an amendment to the Company's Restated Certificate of Incorporation, as amended, to decrease the number of shares of authorized stock from 30,000,000 to 10,000,000 shares (consisting of 8,000,000 shares of common stock and 2,000,000 shares of preferred stock) and submitted such proposed amendment to the Company's stockholders. On October 22, 2003, Royalty Holdings LLC, the majority shareholder of the issued and outstanding shares of the Company, executed a written consent in favor of the amendment.

      On October 22, 2003, Royalty Holdings LLC ("Royalty"), the majority shareholder of the issued and outstanding shares of the Company, executed a written consent in favor of amending the Company's Restated Certificate of Incorporation, as amended, to decrease the number of shares of authorized stock from 30,000,000 shares to 10,000,000 shares (consisting of 8,000,000 shares common and 2,000,000 shares preferred) as authorized by the Board of Directors.

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

Note 11. Serial Preferred Stock

      At December 31, 2003 and 2002, the Company had 2,000,000 and 5,000,000,
      respectively, of authorized shares of $.10 par value serial preferred stock (see Note 10). Serial preferred stock at December 31, 2003 and 2002, all of which is convertible (other than Series C) and cumulative, consists of:

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 11. Serial Preferred Stock (continued)

      Mandatory Redeemable Shares - Series E, $100 stated value, 12.5% cumulative, 566,400 designated, none issued or outstanding at December 31, 2003 and 2002

      Redeemable Shares at Company's Option

                                     Shares                                Value
                           --------------------------    -----------------------------------------
                                                                            2003           2002
                                                                        -----------    -----------
                           Designated     Outstanding     Carrying      Liquidation    Liquidation
                           -----------    -----------    -----------    -----------    -----------
Series C, $100 stated
   value, cumulative           210,000        208,850    $   229,136    $20,885,000    $20,885,000 (a)

Series B, $10 stated
   value, 6% cumulative        370,747        370,747        566,912      3,707,470      3,707,470

Junior Series, D, $10
   stated value, 7%
   cumulative                   26,000         25,694        256,940        382,842        382,842 (b)
                           -----------    -----------    -----------    -----------    -----------

                               606,747        605,291    $ 1,052,988    $24,975,312    $24,975,312
                           ===========    ===========    ===========    ===========    ===========

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

Note 11. Serial Preferred Stock (continued)

      Series B - The Series B shares were issued in 1991 as part of a restructuring plan limited to senior lenders and was issued in exchange for all obligations and any claims or causes of action relating to the Company's obligations and guarantees. Such preferred stock includes, among other provisions and preferences, the following:

            (a) A 6% cumulative dividend right commencing on the 24th month from the consummation of a defined "initial business combination transaction" (which occurred with the acquisition of Rustic Crafts in 1997 (see Note 6)) and if the Company has reached a defined ratio of earnings to fixed charges. In addition, dividends accrue for a period of 35 additional months without cash payment.

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

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 12. Stock Options/Stock Option Plans

      Effective June 3, 1997, the Company issued options to purchase 6.1 million (pre-2002 10-1 reverse split) shares of common stock to Statesman Group, Inc. ("Statesman"). The options were issued to Statesman in order to secure the release of Mr. William R. Ponsoldt, Sr. to serve as President and Chief Executive Officer of the Company and to recognize in part, the amendment to the Series C preferred shares under which Statesman forfeited certain common stock conversion rights with respect thereto. Statesman also agreed to provide loan guarantees not to exceed the sum of $300,000 upon the request of the Company and a showing of reasonable need. Statesman and/or its affiliated interests have provided loan guarantees and/or unsecured prime interest rate direct loans to the Company exceeding $2,000,000 since June 1997.

      On October 15, 2001 the Statesman exercised in full its option, which had been granted in 1997, to acquire 610,000 post-reverse-split shares of the Company's common stock. The exercise was made pursuant to an agreement which provided for (1) a purchase price at $0.40 per share (par value) rather than the formula price in the option, which would have yielded 25% less to the Company, (2) the execution of a note from Statesman to the Company in the principal amount of $2,440,000 payable in five years with interest to accrue at the prevailing prime rate and (3) the obligation to be collateralized by the 610,000 post-reverse-split common shares of the Company purchased upon exercise of the option as well as the 20% remaining interest in the Company's 80% owned subsidiary, NRDC.

      On October 16, 2002, the Company redeemed the 754,950 shares of common stock of the Company owned by Statesman for $1,020,000. As a result of such transaction, Statesman is no longer a related party. The excess over par value of these shares is treated as a charge against additional paid-in capital in the accompanying financial statements. Shares above that were cancelled and returned to treasury stock were 45,208 and 709,742 in 2003 and 2002, respectively.

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

      In 2003, the Company issued 190,000 non-qualified common stock options, as follows: 30,000 at a per share exercise price of $2.40, one-third of which become exercisable on December 31, 2003, 2004 and 2005, respectively, through March 31, 2013; 50,000 at a per share exercise price of $1.35, as amended, exercisable through April 3, 2013; 110,000 at a per share exercise price of $1.53, exercisable through October 1, 2013. All issuances are pursuant to the Company's 2003 Stock Incentive Plan, as amended.

      In 2002, the Company issued 5,000 non-qualified common stock options at a per share exercise price of $1.60 (2002 options), in accordance with a Director's Compensation Program approved by the shareholders in 1999. The 2002 options are fully vested, and are exercisable until August 5, 2007.

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 12. Stock Options/Stock Option Plans (continued)

      The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for options. The Company has elected to treat these option awards to directors as employee based compensation and therefore has not recorded the estimated value of these options in the accompanying statement of operations. The fair value of the Company's stock-based compensation to directors was estimated using the Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. The Company's stock-based compensation has characteristics significantly different from those traded options and changes in the subjective input can materially affect the fair value estimate. The fair value of the Company's stock awards was estimated assuming the following assumptions: no expected dividends, risk free interest rate of 3.5% expected average life of approximately 0.5 to 9.75 years and expected stock price volatility of 90% in 2003 and 90% in 2002. The weighted average fair value of options granted was $5.57 during 2003 and $1.14 during 2002.

      Had compensation cost for the options been determined based on the fair value at the grant dates for the awards, net income and net income per common share basic and diluted would have been as follows for 2003:

                                                  As Reported        ProForma
                                                 -------------    -------------
      Net income                                 $  (2,318,340)   $  (3,459,240)
      Net income attributable to common shares (2,318,340) (3,459,240) Net income per common share:
          Basic                                          (0.93)           (1.38)
          Diluted                                        (0.93)           (1.38)

      The following is a summary of the status of the Company's options for 2003:

                                                                        Average
                                                                        Exercise
                                                              Options    Price
                                                              -------   --------
      Outstanding at beginning of year                         30,000    $ 6.51
      Issued                                                  190,000      1.62
      Cancelled                                                    --        --
                                                              -------    ------
      Outstanding at end of year                              220,000      2.29
                                                              =======    ======

      The following table summarizes information about options outstanding at December 31, 2003:

      Number of outstanding and exercisable                 200,000    shares
      Average remaining contractual life                       7.66    years
      Exercise price                                           2.29    per share

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 12. Stock Options/Stock Option Plans (continued)

      Had compensation cost for the options been determined based on the fair value at the grant dates for the awards, net income and net income per common share basic and diluted would have been as follows for 2002:

                                                   As Reported        ProForma
                                                  -------------    -------------
      Net income                                  $   2,692,528    $   2,678,228
      Net income attributable to common shares        2,692,528        2,678,228
      Net income per common share:
          Basic                                            1.41             1.40
          Diluted                                          0.81             0.81

      The following is a summary of the status of the Company's options for 2002:

                                                                         Average
                                                                        Exercise
                                                              Options     Price
                                                              -------   --------
      Outstanding at beginning of year                         25,000    $ 7.49
      Issued                                                    5,000      1.60
      Cancelled                                                    --        --
                                                               ------    ------
      Outstanding at end of year                               30,000      6.51
                                                               ======    ======

      The following table summarizes information about options outstanding at December 31, 2002:

      Number of outstanding and exercisable                  30,000    shares
      Average remaining contractual life                       2.42    years
      Exercise price                                           6.51    per share

Note 13. Income Taxes

      As referred to in Note 1, the Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes." The deferred taxes are the result of long-term temporary differences between financial reporting and tax reporting for depreciation, earnings from the Company's partnership investment in Security related to depreciation and amortization and the recognition of income tax carryforward items.

      At December 31, 2003 and 2002, the Company's net deferred tax asset, utilizing a 34% and 36% effective tax rate, respectively, consists of:

                                                                  2003            2002
                                                              -----------     -----------
      Deferred tax assets:
          Investment partnership earnings                     $ 1,461,000     $ 2,714,000
          Net operating loss carry forward                        942,500       1,111,000
          Alternative minimum tax credits                         493,000         493,000
          Unrealized appreciation of marketable securities        (22,000)             --
          Valuation allowance                                  (2,874,500)     (4,318,000)
                                                              -----------     -----------

            Subtotal                                          $        --     $        --
                                                              ===========     ===========

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 13. Income Taxes (continued)

      The valuation allowance was established to reduce the net deferred tax asset to the amount that will more likely than not be realized. This reduction is necessary due to uncertainty of the Company's ability to utilize the net operating loss and tax credit carry forwards before they expire.

      For regular federal income tax purposes, the Company has remaining net operating loss carryforwards of approximately $2,800,000. These losses can be carried forward to offset future taxable income and, if not utilized, will expire in varying amounts beginning in the year 2004. The Company's tax returns have not recently been examined by the Internal Revenue Service ("Service") and there is no assurance that the Service would not attempt to limit the Company's use of its net operating loss and tax credit carryforwards.

      For the years ended December 31, 2003 and 2002, the tax effect of net operating loss carryforwards reduced the current provision for regular Federal income taxes by approximately $942,500 and $969,310, respectively. At December 31, 2003 and 2002, the Company has provided $70,724 and $(58,065), respectively, for taxes, which relate to federal taxes, including alternative minimum tax liabilities (See Note 16) and state income taxes.

      The provision (benefit) for income taxes is as follows

                                                            2003         2002
                                                          --------     --------
            Current                                       $ 70,724     $(58,065)
            Deferred                                            --           --
                                                          --------     --------
                                                          $ 70,724     $(58,065)
                                                          ========     ========

Note 14. Employment Agreements

      On June 3, 1997, the Company entered into an Employment Agreement with William R. Ponsoldt, Sr., which provided for a base salary in annual installments, in advance, of $250,000 each, which salary was adjusted on January 1 of every year by any increase since the previous January 1 in the Consumer Price Index ("CPI") for All Urban Consumers, U.S. city average, as published by the U. S. Department of Labor Bureau of Labor Statistics. As additional salary, Mr. Ponsoldt was entitled to receive an amount equal to 20% of the Company's increase in quarterly common stock net worth, which is defined to be the difference between (i) total shareholders' equity and (ii) any shareholders' equity accounts relating to preferred stock. During 2003, the Company settled the amount due Mr. Ponsoldt by payment through payroll of accrued wages of $1,225,234, which included a reduction of $250,000 from the amount offered under the Contingent Payment Agreement (see Note 15.). At December 31, 2003 and 2002, approximately $0 and $1,280,000, respectively, of additional salary is included in accrued expenses in the consolidated balance sheets. The Agreement provides that Mr. Ponsoldt will not compete with the Company for a two year period following the termination of his employment and provides for indemnification under certain circumstances. On October 16, 2002, Mr. Ponsoldt resigned his position as director of the Company, and thereby terminated the Employment Agreement. Any disputes between the Company and Mr. Ponsoldt under the Agreement are to be resolved through arbitration.

      In connection with the redemption of Statesman's interest, each of the Company's directors resigned effective October 28, 2002 with successors appointed by Royalty, the holder of certain notes payable (Note 8). Simultaneously, all officers of the Company resigned and were replaced by Laurence S. Levy (an affiliate of Royalty) as CEO and Neil Hasson (an affiliate of Royalty) as CFO and Secretary. On October 16, 2002, the Company entered into Employment Agreements with Mr. Levy and Mr. Hasson, with terms as follows:

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 14. Employment Agreements (continued)

      Laurence S. Levy - base annual salary of no less than $150,000 per annum, discretionary annual bonus, options to purchase 25,000 shares of common stock at an exercise price of $1.35 per share, benefits, expense reimbursement and insurance (including, but not limited to, life, travel accident, health).

      Neil Hasson - base annual salary of no less than $50,000 per annum, discretionary annual bonus, options to purchase 25,000 shares of common stock at an exercise price of $1.35 per share, benefits, expense reimbursement and insurance (including, but not limited to, life, travel accident, health).

      On November 22, 2002, Mr. Hasson resigned as Secretary of the Corporation and the position was filled by Carol Zelinski.

Note 15. Related Party Transactions

      On July 3, 2003, Royalty, the holder of a $2,004,098 5% Convertible Promissory Note of the Company due October 16, 2012 (the "Note"), elected to convert the principal amount of the Note and the $71,377 of accrued and unpaid interest thereon into 1,037,738 shares of the Company's Common Stock. Royalty is an affiliate of Laurence S. Levy and Neil N. Hasson, directors and executive officers of the Company. Also on July 3, 2003, the Company prepaid the full $1,250,000 principal amount of, and all accrued and unpaid interest under, the 9% Promissory Note held by Royalty in accordance with the mandatory prepayment provisions of such note. The Company also repaid all amounts outstanding under the $300,000 working capital loan facility from Royalty which was established in April 2003, and terminated the facility. This amount consisted of $180,000 of principal and $2,910 of accrued and unpaid interest.

      In September, 2003, Royalty Holdings LLC ("Royalty") advanced $90,000 to the Company under an existing credit facility. The Company repaid this advance and the accrued interest thereon of $2,584. At December 31, 2003, there are no advances due to Royalty from the Company.

      Pursuant to a License Agreement entered into in March 2003, Royalty Management, Inc., which is wholly-owned by Laurence Levy, the Company's President and a director, provides New York City office space, office supplies and services to the Company for $100,000 per year.

      Beginning with the fiscal quarter ended March 31, 2003, each non-employee director is granted 250 shares of Common Stock at the end of each full calendar quarter for which such individual has served as a director of the Company. Compensation expense of $8,450 has been recognized for issuances for the year ended December 31, 2003.

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 15. Related Party Transactions (Continued)

      On October 16, 2002, the Company redeemed all the shares of common stock of the Company owned by Statesman pursuant to the terms of a Redemption Agreement, dated October 16, 2002, between the Company and Statesman.

      The Company funded the redemption from the proceeds of an aggregate of $4,750,000 borrowed from Royalty Holdings, LLC ("Lender"), an affiliate of Messrs. Levy and Hasson, in exchange for two notes - a $3,500,000 5% Convertible Promissory Note due October 16, 2012 and a $1,250,000 9% Promissory Note due October 16, 2007. Both notes allowed interest to accrue without current payment. The principal and interest under the Convertible Promissory Note were convertible into Common Stock at a conversion rate of $2.00 per share. On November 7, 2002, the Lender converted $1,495,902 of the principal amount of the Convertible Promissory Note plus accrued interest into 750,000 shares of Common Stock. During 2003, the remaining principal & accrued interest were converted (see first paragraph of this Note.). At December 31, 2003, the balances of theses notes payable are $0.

      In connection with the redemption, effective October 28, 2002, each of the former directors of the Company resigned and the four current directors were appointed to serve as the successor members of the Board of Directors. In addition, simultaneously with the redemption, all of the officers of the Company resigned and were replaced by designees of lender.

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

      See Note 14 for a description of Employment Agreements entered into with certain current and past members of the Company's management and Note 12 for a description of certain option grants and related transactions.

Note 16. Contingencies, Risks and Uncertainties

      The Company is subject to numerous contingencies, risks and uncertainties including, but not limited to, the following that could have a severe impact on the Company:

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 16. Contingencies, Risks and Uncertainties (Continued)

            (i) The Company currently lacks the necessary infrastructure at the site of the Groveland Mine in order to permit the Company to make more than casual sales of the aggregate (See Note 1.H).

            (ii)A default in the Lease or sudden catastrophe to the Security West Building from uninsured acts of God or war could have a materially adverse impact upon the Company's investment in Security Land and Development Company Limited Partnership and, therefore, its financial position and results of operations (See Note 4).

            (iii) On January 20, 2004, a purported derivative and class action lawsuit (the "Delaware State Action") was filed by two dissident Company shareholders, Edward E. Gatz and Donald D. Graham, in the New Castle County Court of Chancery, Delaware, captioned Gatz et al.
            v. Ponsoldt, Sr., et al, naming as defendants certain current and former directors of the Company, Royalty and certain of its affiliates, Statesman and, nominally, the Company. The complaint alleges, among other things, breaches of fiduciary duties by the former director defendants and Statesman in connection with (i) the exercise by Statesman in 2001 of an option to acquire shares of the Company's common stock, (ii) the 2001 sale of rock aggregate by the Company to Iron Mountain and (iii) the October 2002 Restructuring Transactions. The complaint also alleges breaches of fiduciary duties by the current director defendants in connection with the payment by the Company in 2003 of accrued compensation owed to William R. Ponsoldt, Sr. for periods prior to the October 2002 Restructuring Transactions. The complaint also alleges that Royalty and its affiliates knowingly participated in the breaches of fiduciary duties by the former director defendants relating to the October 2002 Restructuring Transactions. In addition to other damages, plaintiffs seek unspecified compensatory and/or rescissory damages against all defendants, a declaration that all Company stock issued to Statesman, William R. Ponsoldt, Sr., Royalty and any person affiliated with the foregoing is void, an order rescinding any payments in any form made by the Company to William R. Ponsoldt, Sr. or any of his affiliates or family members, an order rescinding the October 2002 Restructuring Transactions, and an order rescinding Statesman's 2001 option exercise and rescinding the option itself. The Company, as a nominal defendant, has not taken any position with respect to the merits of the Delaware State Action. Each of the other defendants has moved to dismiss the Delaware State Action and these motions are pending.

            The defendants in the Delaware State Action, other than Statesman, are entitled to be indemnified by the Company for damages, if any, and expenses, including legal fees, they may incur as a result of the lawsuit, subject to certain circumstances under which such indemnification is not available. In addition, other than with respect to the claims against the current director defendants in their capacities as such, the claims contained in the Delaware State Action are not covered by insurance, as the Company's carrier has declined coverage on the basis of the "insured vs. insured" exclusion since one of the named plaintiffs, Donald D. Graham, was previously a director of the Company. The Company has submitted a claim to its carrier with respect to the claims in the Delaware State Action against the current director defendants. No assurance can be given as to the position that the carrier will take with respect to such claims.

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 16. Contingencies, Risks and Uncertainties (Continued)

            (iv)The Company has significant tax loss and credit carryforwards and no assurance can be provided that the Internal Revenue Service would not attempt to limit or disallow altogether the Company's use, retroactively and/or prospectively, of such carryforwards, due to ownership changes or any other reason. The disallowance of the utilization of the Company's net operating loss would severely impact the Company's financial position and results of operations due to the significant amounts of taxable income (generated by the Company's investment in Security) that has in the past been, and may in the future be, offset by the Company's net operating loss carryforwards (See Note 13).

Note 17. Lease Commitments

      Regency leases office space and is committed to minimum lease payments through June 30, 2007 under an operating lease for premises, as follows:

            2004                                                 16,790
            2005                                                 17,630
            2006                                                 18,511
            2007                                                  9,481
                                                                 ------
                     Total                                       62,412
                                                                 ======

      Rent expense was $14,691 and $32,778 for the years ended December 31, 2003 and 2002, respectively.

Note 18. New Accounting Pronouncements

      In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No.
      51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the entity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a significant impact on the Company's results of operations or financial position.

      In April 2003, the FASB issued SFAS Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designed after June 30, 2003. Most provisions of this Statement should be applied prospectively. The adoption of this statement is not expected to have a significant impact on the Company's results of operations or financial position.

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 18. New Accounting Pronouncements (Continued)

      In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this statement is not expected to have a significant impact on the Company's results of operations or financial position.

Note 19. Subsequent Event

      On January 12, 2004, the Company sold its rental property located in Scranton, PA for $531,500, less costs to sell of approximately $48,000. No gain or loss was recognized on the transaction as the property was written down to fair value at December 31, 2003.