Form 10QSB
period 2004-03-31
REGENCY AFFILIATES INC
filed 2004-05-24
CIK 99249

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

             |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _______

                          COMMISSION FILE NUMBER 1-7949

                            REGENCY AFFILIATES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                       72-0888772
           --------                                       ----------
(State or other jurisdiction of             (IRS Employer Identification Number)
Incorporation or organization)

610 N.E. Jensen Beach Blvd., Jensen Beach, Florida                      34957
--------------------------------------------------                      -----
     (Address of principal executive offices)                         (Zip Code)

Registrant's Telephone Number, including Area Code (772) 334-8181
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of May 17, 2004 there were 3,018,912 shares of the $.01 Par Value Common Stock outstanding.

Transitional Small Business Disclosure Form (check one): Yes |_| No |X|

                    Regency Affiliates, Inc. and Subsidiaries
                        Index to the Financial Statements

                                                                                Page
Part I - Financial Information (Unaudited)

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets.........................3-4

                  Condensed Consolidated Statements of Operations...............5

                  Condensed Consolidated Statements of Cash Flows...............6

                  Notes to Condensed Consolidated Financial Statements..........7-9

         Item 2.  Management's Discussion and Analysis or Plan of Operation  ...10-14

         Item 3.  Controls and Procedures ......................................14-15

Part II - Other Information (Unaudited)

         Item 1.  Legal Proceedings      .......................................15-16

         Item 2.  Changes in Securities and Small Business Issuer Purchases
                  of Equity Securities   .......................................17

         Item 3.  Defaults Upon Senior Securities     ..........................17

         Item 4.  Submission of Matters to a Vote of Security Holders  .........17

         Item 5.  Other Information   ..........................................17-18

         Item 6.  Exhibits and Reports on Form 8-K  ............................19-20

Signatures......................................................................21


See notes to the condensed consolidated financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                 March 31, 2004

Assets

   Current Assets
     Cash and cash equivalents                                       $ 1,501,378
     Restricted cash - in escrow                                          80,782
     Marketable securities                                            16,995,390
     Accrued receivables                                                 265,392
     Other current assets                                                 22,104
                                                                     -----------

        Total Current Assets                                          18,865,046

   Property and equipment, net                                             5,393
   Investment in partnerships                                            649,268

   Other Assets
     Aggregate inventory                                                 832,427
     Deferred costs                                                      250,000
     Other                                                                 1,300
                                                                     -----------

        Total Other Assets                                             1,083,727
                                                                     -----------

              Total Assets                                           $20,603,434
                                                                     ===========


See notes to the condensed consolidated financial statements.                  3

                    Regency Affiliates, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                 March 31, 2004

Liabilities and Shareholders' Equity
   Current Liabilities
     Accounts payable                                                         $    309,822
     Accrued expenses                                                              114,018
                                                                              ------------
        Total Current Liabilities                                                  423,840

   Deferred credit                                                               1,452,581
                                                                              ------------

              Total Liabilities                                                  1,876,421
                                                                              ------------

   Commitments and contingencies

   Shareholders' equity
     Serial preferred stock not subject to mandatory redemption
       (Maximum liquidation preference $24,975,312)                              1,052,988

     Common stock, par value $.01; authorized 8,000,000 shares;
       issued 4,178,645 shares; outstanding 3,018,412 shares                        37,734

     Additional paid-in capital                                                  8,180,544
     Readjustment resulting from quasi-reorganization at December 31, 1987      (1,670,596)
     Retained earnings                                                          13,584,586
     Note receivable - sale of stock                                            (2,440,000)

     Treasury stock, 1,160,233 shares                                              (18,243)
                                                                              ------------

        Total Shareholders' Equity                                              18,727,013
                                                                              ------------

        Total Liabilities and Shareholder's Equity                            $ 20,603,434
                                                                              ============


See notes to the condensed consolidated financial statements.                  4

                    Regency Affiliates, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations

                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                           2004             2003
                                                        -----------      -----------
Net Sales                                               $        --      $        --

Costs and expenses
     Selling, general and administrative expenses         1,860,144          346,913
                                                        -----------      -----------
                                                          1,860,144          346,913
                                                        -----------      -----------

Loss from operations                                     (1,860,144)        (346,913)

Income from equity investment in partnerships               399,466        1,570,555
Rental income                                                 4,599           23,896
Interest and dividend income                                 40,857           41,212
Other income, net                                            35,948            1,492
Interest expense                                                 --         (385,744)
                                                        -----------      -----------

Net Income (Loss)                                        (1,379,274)         904,498
                                                        ===========      ===========

Net income (loss) per common share:
   Basic                                                $     (0.46)     $      0.45
                                                        ===========      ===========
   Diluted                                              $     (0.46)     $      0.28
                                                        ===========      ===========

Weighted average number of common shares outstanding
   Basic                                                  3,018,412        1,995,771
                                                        ===========      ===========
   Diluted                                                3,018,412        3,196,093
                                                        ===========      ===========


See notes to the condensed consolidated financial statements.                  5

                    Regency Affiliates, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows

                                                                    Three Months Ended March 31,
                                                                   -----------------------------
                                                                       2004             2003
                                                                   ------------     ------------
Cash Flows from operating activities
   Net income (loss)                                               $ (1,379,274)    $    904,498
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities
       Depreciation and amortization                                      1,164           80,057
       Income from equity investment in partnerships                   (399,466)      (1,570,555)
       Impairment of notes, accrued interest receivable               1,182,626               --
       Distribution of earnings from partnership                             --          100,938
       Interest accretion on long-term debt                                  --          279,012
       Unrealized gain on marketable securities                         (35,948)              --
       Changes in operating assets and liabilities
        Accounts receivable                                               3,077              225
        Loan receivable                                                      --          250,000
        Accrued receivables                                             (20,986)         (47,490)
        Income taxes receivable                                              --           11,149
        Other current assets                                             42,190           (5,598)
        Accounts payable                                               (291,128)         (55,632)
        Accrued expenses                                                  8,095           59,371
                                                                   ------------     ------------
            Net cash provided by (used in) operating activities        (889,650)           5,975
                                                                   ------------     ------------

Cash flows from investing activities
   Payments received on notes receivable                                  1,563               --
   Proceeds from sales of marketable securities                      57,000,000               --
   Purchases of marketable securities                               (55,464,416)              --
   Net proceeds from sale of property and equipment                     402,632               --
                                                                   ------------     ------------
            Net cash provided by investing activities                 1,939,779               --
                                                                   ------------     ------------

Cash flows from financing activities
   Net long-term borrowings (payments)                                       --         (117,979)
   Net short-term borrowings (payments)                                      --           69,272
                                                                   ------------     ------------
            Net cash used in financing activities                  $         --     $    (48,707)
                                                                   ============     ============

Increase (decrease) in cash and cash equivalents                   $  1,050,129     $    (42,732)
Cash and cash equivalents - beginning                                   451,249          101,041
                                                                   ------------     ------------
Cash and cash equivalents - ending                                 $  1,501,378     $     58,309
                                                                   ============     ============

                                                                    Three Months Ended March 31,
                                                                   -----------------------------
                                                                       2004             2003
                                                                   ------------     ------------
Supplemental disclosures of cash flow information:
     Cash paid during the year for
       Interest                                                    $         --     $     49,681



See notes to the condensed consolidated financial statements.                  6

                    Regency Affiliates, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

Note 1. Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to
      Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

      Principles of Consolidation - The consolidated financial statements include the accounts of Regency Affiliates, Inc. (the "Company"), its wholly owned subsidiary, Rustic Crafts International, Inc. ("Rustic Crafts") through September 20, 2002 the date that its operating assets were disposed of, its 75% owned subsidiary, Iron Mountain Resources, Inc. ("IMR"), and its 80% owned subsidiary, National Resource Development Corporation ("NRDC"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Note 3. Property and Equipment

      On January 12, 2004, the Company sold its rental property located in Scranton, PA for $531,500, less costs to sell of approximately $48,000. No gain or loss was recognized on the transaction as the property was written down to fair value at December 31, 2003. Property and equipment at March 31, 2004 was as follows:

            Machinery and equipment                        $ 43,708
            Less: Accumulated depreciation                  (38,315)
                                                           --------
                                                           $  5,393
                                                           ========

      Depreciation expense for the three months ended March 31, 2004 and 2003 was $1,164 and $20,299, respectively.

Note 4. Notes Receivable

      At March 31, 2004, the Company held notes receivable totaling $1,127,708, which were deemed uncollectible due to lack of cash flows generated and continual default on payment terms by the issuer. Management determined to record full impairment of the notes and any accrued interest thereon, resulting in an impairment charge of $1,182,626, which is included in the Selling, General & Administrative caption of the accompanying Condensed Consolidated Statements of Operations. Management intends however, to continue to pursue options available to receive payment on the obligations from debtor.

                    Regency Affiliates, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

Note 5. Litigation

On January 20, 2004, a purported derivative and class action lawsuit was filed by two individual shareholders of the Company in the New Castle County Court of Chancery, Delaware, naming as defendants certain current and former directors of the Company, Royalty Holdings LLC and certain of its affiliates, Statesman Group, Inc. and, nominally, the Company. The complaint alleges, among other things, breaches of fiduciary duties by the former director defendants and Statesman Group, Inc. in connection with (i) the exercise by Statesman Group, Inc. in 2001 of an option to acquire shares of common stock of the Company, (ii) the 2001 sale of rock aggregate by the Company to Iron Mountain Resources, Inc. and (iii) the October 2002 recapitalization of the Company. The complaint also alleges breaches of fiduciary duties by the current director defendants in connection with the payment by the Company in 2003 of accrued compensation owed to William R. Ponsoldt, Sr. for periods prior to the October 2002 recapitalization of the Company. The complaint also alleges that Royalty Holdings LLC and its affiliates knowingly participated in the breaches of fiduciary duties by the former director defendants relating to the October 2002 recapitalization of the Company.

In addition to other damages, plaintiffs seek unspecified compensatory and/or rescissory damages against all defendants, a declaration that all Company stock issued to Statesman Group, Inc., William R. Ponsoldt, Sr., Royalty Holdings LLC and any person affiliated with the foregoing is void, an order rescinding any payments in any form made by the Company to William R. Ponsoldt, Sr. or any of his affiliates or family members, an order rescinding the October 2002 recapitalization of the Company, and an order rescinding Statesman Group, Inc.'s 2001 option exercise and rescinding the option itself. The Company, as a nominal defendant, has not taken any position with respect to the merits of the lawsuit. However, the Company understands that the other defendants in the lawsuit believe that the claims raised by the plaintiffs are without merit, and that such defendants intend to defend the claims vigorously.

The defendants in the lawsuit other than Statesman Group, Inc. are entitled to be indemnified by the Company for damages, if any, and expenses, including legal fees, they may incur as a result of the lawsuit, subject to certain circumstances under which such indemnification is not available. In addition, other than with respect to the claims against the current director defendants in their capacities as such, the claims contained in the lawsuit are not covered by insurance, as the Company's carrier has declined coverage on the basis of the "insured vs. insured" exclusion since one of the named plaintiffs, Donald D. Graham, was previously a director of the Company. The Company has submitted a claim to its carrier with respect to the claims in the lawsuit against the current director defendants. No assurance can be given as to the position that the carrier will take with respect to such claims.

Note 6. Subsequent Events

On April 30, 2004, the Company, through a newly-formed, wholly-owned subsidiary called Regency Power Corporation, a Delaware corporation, acquired a 50% membership interest in MESC Capital, LLC, a Delaware limited liability company, from DTE Mobile, LLC, pursuant to an Assignment and Assumption Agreement dated as of April 30, 2004. The purchase price for the 50% membership interest was $3,000,000 and was funded from Regency's working capital. The terms of the Assignment and Assumption Agreement were negotiated on an arms'-length basis between Regency and DTE Mobile. DTE Mobile, which is owned by an unregulated subsidiary of a large energy company that has significant experience in owning, managing and operating electric generation and on-site energy facilities, owns the other 50% membership interest in MESC Capital.

                    Regency Affiliates, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

MESC Capital was formed to acquire all of the membership interests in Mobile Energy Services Company, LLC, an Alabama limited liability company. Mobile Energy owns an on-site energy facility that supplies steam and electricity to a Kimberly-Clark tissue mill in Mobile, Alabama. The acquisition of Mobile Energy was also consummated on April 30, 2004 pursuant to a Membership Interest Purchase Agreement, dated as of January 30, 2004, between MESC Capital and Mobile Energy Services Holdings, Inc. The purchase price under the Membership Interest Purchase Agreement, after certain pre-closing adjustments, was $33,600,000, and is subject to certain post-closing adjustments. The purchase price and working capital reserves were funded by the issuance of $28,500,000 of non-recourse debt, a total equity contribution by MESC Capital of $8,600,290, $4,300,145 of which was funded by Regency Power and $4,300,145 of which was funded by DTE Mobile, and a credit of $1,000,000 on account of existing and continuing tax-exempt indebtedness of Mobile Energy. The terms of the Membership Interest Purchase Agreement were negotiated on an arms'-length basis between MESC Capital and Mobile Energy Services Holdings, Inc. The Company did not participate in negotiations with respect to the Membership Interest Purchase Agreement.

The $28,500,000 acquisition indebtedness was obtained from Allied Irish Banks, P.L.C., which may assign or participate the loan in accordance with the terms of the loan agreement. The loan will be fully amortized over the fifteen year term. In connection with the acquisition of the 50% membership interest in MESC Capital, Regency Power and DTE Mobile entered into an Operating Agreement, dated April 30, 2004, which sets forth their respective rights and obligations as members of MESC Capital as well as the duties and authority of DTE Mobile as the managing member of MESC Capital. Under the Operating Agreement, Regency Power will receive 50% of all distributions. Neither Regency Power nor DTE Mobile is obligated to contribute additional capital, or loan or otherwise advance funds, to MESC Capital, and neither member can sell or transfer its interest in MESC Capital without the consent of the other and without first complying with a right of first offer in favor of the non-selling member.

On May 10, 2004, Gary Nuttal, a former President of the Company, commenced an arbitration against the Company with respect to certain claims allegedly arising under his 1995 Employment Agreement with the Company. He is seeking severance and all other compensation and benefits due him under the 1995 Employment Agreement in an amount in excess of approximately $1,650,000 ($1,400,000 of which is a financing bonus), 466,667 unrestricted shares of the Company (pre-split), options to purchase additional stock of the Company, punitive damages, interest, fees and costs associated with the arbitration. The Company believes the claims are without merit and intends to defend them vigorously.

                    Regency Affiliates, Inc. and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

            - Regency does not expect to pay dividends in the foreseeable future; and

                   Regency Affiliates, Inc. and Subsidiaries

      The following discussion and analysis of the financial condition and results of operations of Regency should be read in conjunction with the accompanying financial statements and related notes included in Item 1 of this report.

General.

      The Company is committed to enhancing the value of the Company's Common Stock by seeking opportunities to monetize certain existing assets and by seeking new business opportunities on an opportunistic basis.

Liquidity and Capital Resources.

      On March 31, 2004, Regency had current assets of $18,865,046 and Shareholders' Equity of $18,727,013. On March 31, 2004, Regency had $18,496,768 in cash and marketable securities, total assets of $20,603,434 and total current liabilities of $423,840.

      On April 30, 2004, the Company, through a newly-formed, wholly-owned subsidiary called Regency Power Corporation, a Delaware corporation, acquired a 50% membership interest in MESC Capital, LLC, a Delaware limited liability company for $3,000,000, which was funded from Regency's working capital. (See "Subsequent Events")

      MESC Capital was formed to acquire all of the membership interests in Mobile Energy Services Company, LLC, an Alabama limited liability company. Mobile Energy owns an on-site energy facility that supplies steam and electricity to a Kimberly-Clark tissue mill in Mobile, Alabama. The acquisition of Mobile Energy was also consummated on April 30, 2004 with a purchase price, after certain pre-closing adjustments, of $33,600,000, which is subject to certain post-closing adjustments. The purchase price and working capital reserves were funded by the issuance of $28,500,000 of non-recourse debt, a total equity contribution by MESC Capital of $8,600,290, $4,300,145 of which was funded by Regency Power and $4,300,145 of which was funded by DTE Mobile, and a credit of $1,000,000 on account of existing and continuing tax-exempt indebtedness of Mobile Energy. The $28,500,000 acquisition indebtedness will be fully amortized over a fifteen year term. Neither Regency Power nor DTE Mobile is obligated to contribute additional capital, or loan or otherwise advance funds, to MESC Capital.

      At March 31, 2004, the Company held notes receivable totaling $1,127,708, which were deemed uncollectible due to lack of cash flows generated and continual default on payment terms by the issuer. Management determined to record full impairment of the notes and any accrued interest thereon, resulting in an impairment charge of $1,182,626, which is included in the Selling, General & Administrative caption of the accompanying Statements of Operations. Management intends however, to continue to pursue options available to receive payment on the obligations from debtor.

                    Regency Affiliates, Inc. and Subsidiaries

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

                    Regency Affiliates, Inc. and Subsidiaries

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

Results of Operations.

2004 Compared to 2003

   For the three months ended March 31, 2004:

      No revenue was generated by the Company in this period.

      Selling and administrative expenses increased by $1,513,231 or 436.1% in 2004 compared to 2003 due primarily the full impairment of the Rustic Craft notes and any accrued interest thereon, resulting in an impairment charge of $1,182,626 as well as increased professional fees relating to continuing litigation defense.

      Income from equity investment in partnerships decreased by $1,171,089, 74.5% less than 2003 due to an increase in interest expense relating to increased debt financing of the partnership.

      Interest expense decreased by $385,744 or 100% in 2004 over 2003 as a result of reduced loan balances.

      Net income decreased by $2,283,772 in 2004 over 2003 or 252.5%. The decrease was primarily due to the increased selling and administrative expenses as well as decreased income from equity investment offset by decreased interest expense.

      The Company's Shareholders' Equity at March 31, 2004 was $18,727,013 as compared to $21,245,200 on March 31, 2003, a decrease of $ 2,518,187.

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

                    Regency Affiliates, Inc. and Subsidiaries

      In connection with the evaluation of the Company's internal controls during the Company's last fiscal quarter, the Company's Chief Executive Officer and Chief Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

                    Regency Affiliates, Inc. and Subsidiaries

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

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5. OTHER INFORMATION.

Subsequent Events:

      On April 30, 2004, the Company through a newly-formed, wholly-owned subsidiary called Regency Power Corporation, a Delaware corporation, acquired a 50% membership interest in MESC Capital, LLC, a Delaware limited liability company, from DTE Mobile, LLC, pursuant to an Assignment and Assumption Agreement dated as of April 30, 2004. The purchase price for the 50% membership interest was $3,000,000 and was funded from Regency's working capital. DTE Mobile, which is owned by an unregulated subsidiary of a large energy company that has significant experience in owning, managing and operating electric generation and on-site energy facilities, owns the other 50% membership interest in MESC Capital.

      MESC Capital was formed to acquire all of the membership interests in Mobile Energy Services Company, LLC, an Alabama limited liability company. Mobile Energy owns an on-site energy facility that supplies steam and electricity to a Kimberly-Clark tissue mill in Mobile, Alabama. The acquisition of Mobile Energy was also consummated on April 30, 2004 pursuant to a Membership Interest Purchase Agreement, dated as of January 30, 2004, between MESC Capital and Mobile Energy Services Holdings, Inc. The purchase price under the Membership Interest Purchase Agreement, after certain pre-closing adjustments, was $33,600,000, and is subject to certain post-closing adjustments. The purchase price and working capital reserves were funded by the issuance of $28,500,000 of non-recourse debt, a total equity contribution by MESC Capital of $8,600,290, $4,300,145 of which was funded by Regency Power and $4,300,145 of which was funded by DTE Mobile, and a credit of $1,000,000 on account of existing and continuing tax-exempt indebtedness of Mobile Energy. The terms of the Membership Interest Purchase Agreement were negotiated on an arms'-length basis between MESC Capital and Mobile Energy Services Holdings, Inc. Regency did not participate in negotiations with respect to the Membership Interest Purchase Agreement.

                    Regency Affiliates, Inc. and Subsidiaries

      The $28,500,000 acquisition indebtedness was obtained from Allied Irish Banks, P.L.C., which may assign or participate the loan in accordance with the terms of the loan agreement. The loan will be fully amortized over the fifteen year term. In connection with the acquisition of the 50% membership interest in MESC Capital, Regency Power and DTE Mobile entered into an Operating Agreement, dated April 30, 2004, which sets forth their respective rights and obligations as members of MESC Capital as well as the duties and authority of DTE Mobile as the managing member of MESC Capital. Under the Operating Agreement, Regency Power will receive 50% of all distributions, and participate equally in ultimate management authority through equal representation on the MESC Capital Board of Control. DTE Mobile, as managing member, is responsible for day-to-day management of MESC Capital. DTE Mobile will not receive any compensation for serving as managing member, and is subject to removal by the Board of Control with or without cause. Neither Regency Power nor DTE Mobile is obligated to contribute additional capital, or loan or otherwise advance funds, to MESC Capital, and neither member can sell or transfer its interest in MESC Capital without the consent of the other and without first complying with a right of first offer in favor of the non-selling member.

      The energy facility is located on approximately 11 acres of land within the Kimberly-Clark tissue mill in Mobile, Alabama. The facility supplies up to 61 megawatts of co-generated steam and electricity for use in the mill's operations, with a power-house fueled by a combination of coal, biomass and natural gas. In connection with MESC Capital's acquisition of Mobile Energy, Kimberly-Clark entered into a 15-year agreement with Mobile Energy pursuant to which Mobile Energy will be the exclusive steam supplier to the mill and will provide a substantial portion of the mill's electricity requirements. Under the agreement, Kimberly-Clark is obligated to make monthly fixed capacity payments, monthly fixed and variable operations and maintenance payments, and to reimburse Mobile Energy for fuel costs. Early termination of the agreement by Kimberly-Clark obligates Kimberly-Clark to make a termination payment to Mobile Energy in an amount anticipated to be sufficient to retire the acquisition financing obtained by MESC Capital and to provide a return on the MESC equity investment. In addition, in the event of an early termination by Kimberly-Clark and under certain conditions, DTE Mobile has agreed to make a termination payment to Regency Power.

      Mobile Energy operated under the protection of Chapter 11 of the United States Bankruptcy Code from January 1999 until late 2003. During such time, the energy facility was operated by an interim operator. MESC Capital was selected through an auction process conducted by Mobile Energy bondholders to be the acquirer of Mobile Energy. In connection with the acquisition, the interim operator was terminated and DTE Mobile and its affiliate will provide operations, management and maintenance services and asset management support for the investment and energy facility pursuant to agreements with MESC Capital and Mobile Energy.

                    Regency Affiliates, Inc. and Subsidiaries

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

                            EXHIBIT AND REPORT INDEX

      (a)   Exhibits

      Exhibit Number                          Description of Exhibit
      --------------                          ----------------------

      3.1(i)(a)                     Restated Certificate of Incorporation of the
                                    Company (filed as Exhibit 3.1(i)(a) to the
                                    Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002, filed on November 19, 2002, and incorporated herein by reference).

      3.1(i)(b)                     Corrected Certificate of Amendment
                                    reflecting amendment to Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1(i)(b) to the Company's Quarterly
                                    Report on Form 10-Q for the period ended
                                    September 30, 2002, filed on November 19,
                                    2002, and incorporated herein by reference).

      3.1(i)(c)                     Certificate of Amendment of Restated
                                    Certificate of Incorporation of Regency
                                    Affiliates, Inc. (filed as Exhibit A to the
                                    Company's Information Statement on Schedule
                                    14C filed on October 27, 2003 and
                                    incorporated by reference herein).

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

      3.1(ii)(a)                    By-laws of the Company (filed as Exhibit 3.4
                                    to the Company's Registration Statement on Form S-1, Registration Number 2-86906, and incorporated herein by reference).

      3.1(ii)(b)                    Amendment No. 1 to By-Laws of the Company
                                    (filed as Exhibit 3.1(ii)(b) to the
                                    Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002, filed on November 19, 2002, and incorporated herein by reference).

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

      (b)   Reports on Form 8-K

            Date Filed or Furnished      Item Reported      Financial Statements
            -----------------------      -------------      --------------------

            January 29, 2004                   5                    None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         REGENCY AFFILIATES, INC.
                                         ------------------------
                                         (Registrant)


Date: May 24, 2004                       /s/ Laurence S. Levy
------------------                       ---------------------------------------
                                         (President and Chief Executive Officer)


Date: May 24, 2004                       /s/ Neil N. Hasson
------------------                       ---------------------------------------
                                         (Chief Financial Officer)

                            EXHIBIT AND REPORT INDEX

      (a)   Exhibits

      Exhibit Number                         Description of Exhibit
      --------------                         ----------------------

      3.1(i)(a)                     Restated Certificate of Incorporation of the
                                    Company (filed as Exhibit 3.1(i)(a) to the
                                    Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002, filed on November 19, 2002, and incorporated herein by reference).

      3.1(i)(b)                     Corrected Certificate of Amendment
                                    reflecting amendment to Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1(i)(b) to the Company's Quarterly
                                    Report on Form 10-Q for the period ended
                                    September 30, 2002, filed on November 19,
                                    2002, and incorporated herein by reference).

      3.1(i)(c)                     Certificate of Amendment of Restated
                                    Certificate of Incorporation of Regency
                                    Affiliates, Inc. (filed as Exhibit A to the
                                    Company's Information Statement on Schedule
                                    14C filed on October 27, 2003 and
                                    incorporated by reference herein).

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

      3.1(ii)(a)                    By-laws of the Company (filed as Exhibit 3.4
                                    to the Company's Registration Statement on Form S-1, Registration Number 2-86906, and incorporated herein by reference).

      3.1(ii)(b)                    Amendment No. 1 to By-Laws of the Company
                                    (filed as Exhibit 3.1(ii)(b) to the
                                    Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002, filed on November 19, 2002, and incorporated herein by reference).

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

      (b)   Reports on Form 8-K

            Date Filed or Furnished      Item Reported       Financial Statement
            -----------------------      -------------       -------------------

            January 29, 2004                   5                    None.