Form 10QSB
period 2004-06-30
REGENCY AFFILIATES INC
filed 2004-08-23
CIK 99249

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of August 9, 2004 there were 3,019,412 shares of the $.01 Par Value Common Stock outstanding.

Transitional Small Business Disclosure Form (check one): Yes |_| No |X|

                    Regency Affiliates, Inc. and Subsidiaries
                        Index to the Financial Statements

                                                                                Page

Part I - Financial Information (Unaudited)

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheet..........................3

                  Condensed Consolidated Statements of Operations...............4

                  Condensed Consolidated Statements of Cash Flows...............5

                  Notes to Condensed Consolidated Financial Statements..........6-8

         Item 2.  Management's Discussion and Analysis or Plan of Operation.....9-14

         Item 3.  Controls and Procedures.......................................14

Part II - Other Information (Unaudited)

         Item 1.  Legal Proceedings.............................................15-16

         Item 2.  Changes in Securities and Small Business Issuer Purchases
                  of Equity Securities..........................................16

         Item 3.  Defaults Upon Senior Securities...............................16

         Item 4.  Submission of Matters to a Vote of Security Holders...........17

         Item 5.  Other Information.............................................17

         Item 6.  Exhibits and Reports on Form 8-K..............................17-19

Signatures......................................................................20

                    Regency Affiliates, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                  June 30, 2004

Assets

   Current Assets
     Cash and cash equivalents                                                  $  1,594,584
     Marketable securities                                                         8,997,870
     Accrued receivables                                                             289,659
     Other current assets                                                                 96
                                                                                ------------

        Total Current Assets                                                      10,882,209

   Property and equipment, net                                                         4,228
   Investment in partnerships                                                      8,124,553

   Other Assets
     Aggregate inventory                                                             832,413
     Deferred costs                                                                  250,000
     Other                                                                             1,300
                                                                                ------------

        Total Other Assets                                                         1,083,713
                                                                                ------------

              Total Assets                                                      $ 20,094,703
                                                                                ============

Liabilities and Shareholders' Equity
   Current Liabilities
     Accounts payable                                                           $    156,666
     Accrued expenses                                                                318,858
                                                                                ------------
        Total Current Liabilities                                                    475,524

   Deferred credit                                                                 1,164,530
                                                                                ------------

              Total Liabilities                                                    1,640,054
                                                                                ------------

   Commitments and contingencies

   Shareholders' Equity
     Serial preferred stock not subject to mandatory redemption
       (Maximum liquidation preference $24,975,312)                                1,052,988

     Common stock, par value $.01; authorized 8,000,000 shares;
       issued 4,179,145 shares; outstanding 3,018,912 shares                          37,739

     Additional paid-in capital                                                    8,183,664
     Readjustment resulting from quasi-reorganization at December 31, 1987        (1,670,596)
     Retained earnings                                                            13,309,097
     Note receivable - sale of stock                                              (2,440,000)

     Treasury stock, 1,160,233 shares                                                (18,243)
                                                                                ------------

        Total Shareholders' Equity                                                18,454,649
                                                                                ------------

Total Liabilities and Shareholders' Equity                                      $ 20,094,703
                                                                                ============

                    Regency Affiliates, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations

                                                           Three Months Ended June 30,          Six Months Ended June 30,
                                                          -----------------------------       -----------------------------
                                                             2004              2003              2004              2003
                                                          -----------       -----------       -----------       -----------
Net Sales                                                 $        --       $        --       $        --       $        --

Costs and expenses
     Costs of goods sold                                           --                --                --                --
     Selling, general and administrative expenses             790,377         1,189,235         2,650,521         1,536,148
                                                          -----------       -----------       -----------       -----------
                                                              790,377         1,189,235         2,650,521         1,536,148
                                                          -----------       -----------       -----------       -----------

Loss from operations                                         (790,377)       (1,189,235)       (2,650,521)       (1,536,148)

Income from equity investment in partnerships                 463,191         1,439,961           862,657         3,010,516
Rental income                                                      --            24,096             4,599            47,992
Interest and dividend income                                   29,861            43,879            70,718            85,091
Other income, net                                              21,836                --            57,784             1,492
Interest expense                                                   --          (326,971)               --          (712,715)
                                                          -----------       -----------       -----------       -----------

Income from operations before income tax provision           (275,489)           (8,270)       (1,654,763)          896,228
Provision for income taxes                                         --            68,824                --            68,824
                                                          -----------       -----------       -----------       -----------

Net Income (Loss)                                            (275,489)          (77,094)       (1,654,763)          827,404
                                                          ===========       ===========       ===========       ===========

Net income (loss) per common share:
   Basic                                                  $     (0.09)      $     (0.04)      $     (0.55)      $      0.41
                                                          ===========       ===========       ===========       ===========
   Diluted                                                $     (0.09)      $     (0.02)      $     (0.55)      $      0.26
                                                          ===========       ===========       ===========       ===========

Weighted average number of common shares outstanding
   Basic                                                    3,018,912         1,995,771         3,018,662         1,995,771
                                                          ===========       ===========       ===========       ===========
   Diluted                                                  3,018,912         3,144,520         3,018,662         3,130,827
                                                          ===========       ===========       ===========       ===========

                    Regency Affiliates, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows

                                                                        Six Months Ended June 30,
                                                                     -------------------------------
                                                                         2004               2003
                                                                     ------------       ------------
Cash Flows from operating activities
   Net income (loss)                                                 $ (1,654,763)      $    827,404
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities
       Depreciation and amortization                                        2,329            238,877
       Stock-based compensation                                             3,125                 --
       Income from equity investment in LLC/partnerships                 (862,657)        (3,010,516)
       Impairment of notes, accrued interest receivable                 1,182,626                 --
       Distribution of earnings from partnership                               --         41,119,881
       Interest accretion on long-term debt                                    --            474,674
       Unrealized gain on marketable securities                           (57,084)                --
       Changes in operating assets and liabilities
        Restricted cash                                                    80,783                 --
        Accounts receivable                                                 3,077                225
        Loan receivable                                                        --            250,000
        Accrued receivables                                                    --            (12,999)
        Income taxes receivable                                                --             11,149
        Accrued interest receivable - related party                       (45,253)           (81,774)
        Other current assets                                               64,212              6,309
        Accounts payable                                                 (444,284)            11,881
        Accrued expenses                                                  212,935           (150,345)
                                                                     ------------       ------------
            Net cash provided by (used in) operating activities        (1,514,954)        39,684,766
                                                                     ------------       ------------

Cash flows from investing activities
   Cash investments in MESC Capital, LLC                               (7,300,145)                --
   Payments received on notes receivable                                    1,563                 --
   Proceeds from sales of marketable securities                        94,500,000                 --
   Purchases of marketable securities                                 (84,945,761)                --
   Net proceeds from sale of property and equipment                       402,632                 --
                                                                     ------------       ------------
            Net cash provided by investing activities                   2,658,289                 --
                                                                     ------------       ------------

Cash flows from financing activities
   Net long-term payments                                                      --        (14,564,851)
   Net short-term payments                                                     --         (1,174,034)
                                                                     ------------       ------------
            Net cash used in financing activities                    $         --       $(15,738,885)
                                                                     ============       ============

Increase in cash and cash equivalents                                $  1,143,335       $ 23,945,881
Cash and cash equivalents - beginning                                     451,249            101,041
                                                                     ------------       ------------
Cash and cash equivalents - ending                                   $  1,594,584       $ 24,046,922
                                                                     ============       ============

                                                                        Six Months Ended June 30,
                                                                     -------------------------------
                                                                         2004               2003
                                                                     ------------       ------------
Supplemental disclosures of cash flow information:
     Cash paid during the year for
       Interest                                                      $         --       $  4,300,013
       Income taxes                                                            --            251,502

                    Regency Affiliates, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

Note 1. Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to
      Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

      Principles of Consolidation - The consolidated financial statements include the accounts of Regency Affiliates, Inc. (the "Company"), its wholly owned subsidiaries, Regency Power Corporation ("Regency Power") and Rustic Crafts International, Inc. ("Rustic Crafts") (through September 20, 2002 the date that Rustic Crafts' operating assets were disposed of), its 75% owned subsidiary, Iron Mountain Resources, Inc. ("IMR"), and its 80% owned subsidiary, National Resource Development Corporation ("NRDC"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Note 3. Property and Equipment

      On January 12, 2004, the Company sold its rental property located in Scranton, PA for $531,500, less costs to sell of approximately $48,000. No gain or loss was recognized on the transaction as the property was written down to fair value at December 31, 2003. Property and equipment at June 30, 2004 was as follows:

            Machinery and equipment                        $ 43,708
            Less: Accumulated depreciation                  (39,480)
                                                           --------
                                                           $  4,228
                                                           ========

      Depreciation expense for the three months ended June 30, 2004 and 2003 was $1,164 and $158,820, respectively. Depreciation expense for the six months ended June 30, 2004 and 2003 was $2,329 and $238,877, respectively.

Note 4. Notes Receivable

      At March 31, 2004, the Company held notes receivable totaling $1,127,708, which were deemed uncollectible due to lack of cash flows generated and continual default on payment terms by the issuer. Management determined to record full impairment of the notes and any accrued interest thereon, resulting in an impairment charge of $1,182,626, which is included in the Selling, General & Administrative caption of the accompanying Condensed Consolidated Statements of Operations for the six months ended June 30, 2004.

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

The defendants in the lawsuit other than Statesman Group, Inc. are entitled to be indemnified by the Company for damages, if any, and expenses, including legal fees, they may incur as a result of the lawsuit, subject to certain circumstances under which such indemnification is not available. In addition, other than with respect to the claims against the current director defendants in their capacities as such, the claims contained in the lawsuit are not covered by insurance, as the Company's carrier has declined coverage on the basis of the "insured vs. insured" exclusion since one of the named plaintiffs, Donald D. Graham, was previously a director of the Company. The Company had submitted a claim to its carrier with respect to the claims in the lawsuit against the current director defendants and the insurance carrier has denied the Company's claim.

On May 10, 2004, Gary Nuttall, a former President of the Company, commenced an arbitration against the Company with respect to certain claims allegedly arising under his 1995 Employment Agreement with the Company. He is seeking severance and all other compensation and benefits due him under the 1995 Employment Agreement in an amount in excess of approximately $1,650,000 ($1,400,000 of which is a financing bonus), 466,667 unrestricted shares of the Company (pre-split), options to purchase additional stock of the Company, punitive damages, interest, fees and costs associated with the arbitration. The Company believes the claims are without merit and intends to defend them vigorously.

Note 6. Commitments and Contingencies

Pursuant to the Regency Power's acquisition of a 50% membership interest in MESC Capital, LLC (see Note 7), the Company contracted with an unaffiliated investment consulting firm to provide advisory services in connection with negotiation of the acquisition. Under the contract, the Company incurred success fees of $350,000, of which $150,000 was paid during the three months ended June 30, 2004. The balance of these fees of $200,000 are due and payable on March 31, 2005, provided, however, that such $200,000 installment shall no longer be due and payable if, on or prior to March 31, 2005, the Energy Services Agreement between Mobile Energy Services Company, LLC and Kimberly-Clark shall have been terminated for any reason. In accordance with Statement of Financial Accounting Standards No. 5, the amount of the gain, if any, that may be ultimately realized from reversal of this provision has not been reflected in the accompanying financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

Note 7. Investment in LLC

On April 30, 2004, the Company, through a newly-formed, wholly-owned subsidiary called Regency Power Corporation, a Delaware corporation, acquired a 50% membership interest in MESC Capital, LLC, a Delaware limited liability company ("MESC Capital"), from DTE Mobile, LLC ("DTE Mobile"), pursuant to an Assignment and Assumption Agreement dated as of April 30, 2004. The purchase price for the 50% membership interest was $3,000,000 and was funded from Regency's working capital. The terms of the Assignment and Assumption Agreement were negotiated on an arms'-length basis between Regency and DTE Mobile. DTE Mobile, which is owned by an unregulated subsidiary of a large energy company that has significant experience in owning, managing and operating electric generation and on-site energy facilities, owns the other 50% membership interest in MESC Capital.

MESC Capital was formed to acquire all of the membership interests in Mobile Energy Services Company, LLC ("Mobile Energy"), an Alabama limited liability company. Mobile Energy owns an on-site energy facility that supplies steam and electricity to a Kimberly-Clark tissue mill in Mobile, Alabama. The acquisition of Mobile Energy was also consummated on April 30, 2004 pursuant to a Membership Interest Purchase Agreement, dated as of January 30, 2004, between MESC Capital and Mobile Energy Services Holdings, Inc. The purchase price under the Membership Interest Purchase Agreement, after certain pre-closing adjustments, was $33,600,000, and is subject to certain post-closing adjustments. The purchase price and working capital reserves were funded by the issuance of $28,500,000 of non-recourse debt, a total equity contribution by MESC Capital of $8,600,290, $4,300,145 of which was funded by Regency Power and $4,300,145 of which was funded by DTE Mobile, and a credit of $1,000,000 on account of existing and continuing tax-exempt indebtedness of Mobile Energy. The terms of the Membership Interest Purchase Agreement were negotiated on an arms'-length basis between MESC Capital and Mobile Energy Services Holdings, Inc. The Company did not participate in negotiations with respect to the Membership Interest Purchase Agreement.

The $28,500,000 acquisition indebtedness was obtained from Allied Irish Banks, P.L.C., which may assign or participate the loan in accordance with the terms of the loan agreement. The loan will be amortized over the fifteen year term. In connection with the acquisition of the 50% membership interest in MESC Capital, Regency Power and DTE Mobile entered into an Operating Agreement, dated April 30, 2004, which sets forth their respective rights and obligations as members of MESC Capital as well as the duties and authority of DTE Mobile as the managing member of MESC Capital. Under the Operating Agreement, Regency Power will receive 50% of all distributions. Neither Regency Power nor DTE Mobile is obligated to contribute additional capital, or loan or otherwise advance funds, to MESC Capital, and neither member can sell or transfer its interest in MESC Capital without the consent of the other and without first complying with a right of first offer in favor of the non-selling member.

Pursuant to APB No. 18, the Company is accounting for this investment under the equity method of accounting. The accompanying statements of operations include the equity income from operations of MESC Capital for the period from April 30, 2004 (date of acquisition) through June 30, 2004.

The following summarized income statement information is presented for MESC Capital for the period from April 30, 2004 (date of acquisition) and its predecessor, Mobile Energy Services Holdings, Inc. ("MESH"), for the period from January 1, 2004 to April 29, 2004:

                                           Three Months Ended   Six Months Ended
                                              June 30, 2004      June 30, 2004
                                           ------------------   ----------------
Sales                                          $2,806,547         $9,672,994
Gross profit                                   $2,179,262         $4,258,726
Income from continuing operations              $  375,420         $   63,814
Net Income                                     $  375,420         $   63,814

                    Regency Affiliates, Inc. and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward-Looking Statements and Associated Risk

            Certain statements contained in this Quarterly Report on Form 10-QSB, including, but not limited to those regarding the Company's financial position, business strategy, acquisition strategy and other plans and objectives for future operations and any other statements that are not historical facts constitute "forward-looking statements" within the meaning of federal securities laws and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements expressed or implied by such forward-looking statements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effect on its business or operations. These forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. Such factors include:

                  - A default in the lease or sudden catastrophe to the property owned by Security Land and Development Company Limited Partnership ("Security") or the operating facilities owned by Mobile Energy Services Company, LLC ("Mobile Energy") from uninsured acts of God or war could have a materially adverse impact upon our investment in Security or Mobile Energy, respectively, and therefore our financial position and results of operations;

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

                  - Royalty, an affiliate of the Company's management,
            beneficially owns approximately 60% of our common stock. As a result, Royalty has the ability to control the outcome of all matters requiring shareholder approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets; and

                  - Regency does not expect to pay dividends in the foreseeable future.

            The following discussion and analysis of the financial condition and results of operations of Regency should be read in conjunction with the accompanying financial statements and related notes included in
            Item 1 of this report.

                    Regency Affiliates, Inc. and Subsidiaries

General.

            The Company is committed to enhancing the value of the Company's Common Stock by seeking opportunities to monetize certain existing assets and by seeking new business opportunities on an opportunistic basis.

Liquidity and Capital Resources.

            On June 30, 2004, Regency had current assets of $10,882,209 and Shareholders' Equity of $18,454,649. On June 30, 2004, Regency had $10,592,454 in cash and marketable securities, total assets of $20,094,703 and total current liabilities of $475,524.

            On April 30, 2004, the Company through a newly-formed, wholly-owned subsidiary called Regency Power Corporation, a Delaware corporation, acquired a 50% membership interest in MESC Capital, LLC, a Delaware limited liability company ("MESC Capital"), from DTE Mobile, LLC ("DTE Mobile"), pursuant to an Assignment and Assumption Agreement dated as of April 30, 2004. The purchase price for the 50% membership interest was $3,000,000 and was funded from Regency's working capital. DTE Mobile, which is owned by an unregulated subsidiary of a large energy company that has significant experience in owning, managing and operating electric generation and on-site energy facilities, owns the other 50% membership interest in MESC Capital.

            MESC Capital was formed to acquire all of the membership interests in Mobile Energy Services Company, LLC, an Alabama limited liability company. Mobile Energy owns an on-site energy facility that supplies steam and electricity to a Kimberly-Clark tissue mill in Mobile, Alabama. The acquisition of Mobile Energy was also consummated on April 30, 2004 pursuant to a Membership Interest Purchase Agreement, dated as of January 30, 2004, between MESC Capital and Mobile Energy Services Holdings, Inc. The purchase price under the Membership Interest Purchase Agreement, after certain pre-closing adjustments, was $33,600,000, and is subject to certain post-closing adjustments. The purchase price and working capital reserves were funded by the issuance of $28,500,000 of non-recourse debt, a total equity contribution by MESC Capital of $8,600,290, $4,300,145 of which was funded by Regency Power and $4,300,145 of which was funded by DTE Mobile, and a credit of $1,000,000 on account of existing and continuing tax-exempt indebtedness of Mobile Energy. The $28,500,000 acquisition indebtedness will be fully amortized over the fifteen year term. Neither Regency Power nor DTE Mobile is obligated to contribute additional capital, or loan or otherwise advance funds, to MESC Capital.

                    Regency Affiliates, Inc. and Subsidiaries

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

                    Regency Affiliates, Inc. and Subsidiaries

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

            On September 30, 2002, our subsidiary, Rustic Crafts International, Inc. ("Rustic Crafts") sold all of its operating assets subject to the assumption of certain of its liabilities. Prior to the sale, Rustic Crafts had established a $1,000,000 line of credit with PNC Bank which was guaranteed by the Company and expired on May 18, 2002. In conjunction with the Rustic Crafts asset sale, Rustic Crafts' indebtedness under the line of credit together with its $960,000 mortgage loan from PNC Bank and certain other indebtedness to PNC Bank was restructured to replace such indebtedness with five notes totaling $2,432,782 and have a ten year amortization schedule. The notes bear interest at the blended rate of 10.8% per annum. As part of the PNC Bank debt restructuring, Rustic Crafts was

                    Regency Affiliates, Inc. and Subsidiaries
            required to pay down the outstanding loan balance with $200,000 of the purchase price in the Rustic Crafts asset sale, and was required to make a $540,000 payment in December 2002. A $40,000 payment was made to PNC Bank in December 2002, but Rustic Crafts and Regency failed to make the balance of the December 2002 payment. Accordingly, the PNC Bank debt was subsequently modified to provide for the payment of the remaining $500,000 payment on or before June 30, 2003. On June 30, 2003, the Company paid all outstanding principal and interest due to PNC Bank, in satisfaction of the above described obligations.

            Management believes that the Company's cash balance and anticipated cash flows from operations will be adequate to fund our cash requirements for at least the next twelve months.

Results of Operations.

2004 Compared to 2003

      For the three months ended June 30, 2004:

            No revenue was generated by the Company in this period.

            Selling and administrative expenses decreased by $398,858 or 33.5% in 2004 compared to 2003 primarily due to cost of settlement of the KBC debt incurred in the second quarter of 2003.

            Income from equity investment in Security decreased by $976,770, 67.8% less than 2003 due to an increase in interest expense relating to increased debt financing of Security, partially offset by equity income from MESC Capital.

            Interest expense decreased by $326,971 or 100% in 2004 over 2003 as a result of elimination of long term loan balances.

            Net Loss increased by $198,395 in 2004 over 2003 or 257.3%. The increase was primarily due to the income from equity investment offset by decreased interest expense and selling and administrative expenses.

            The Company's Shareholders' Equity at June 30, 2004 was $18,454,649 as compared to $21,216,695 on June 30, 2003, a decrease of $2,762,046.

      For the six months ended June 30, 2004:

            No revenue was generated by the Company in this period.

                    Regency Affiliates, Inc. and Subsidiaries

            Selling and administrative expenses increased by $1,114,373 or 72.5% in 2004 compared to 2003 due primarily to the full impairment of the Rustic Craft notes and any accrued interest thereon, resulting in an impairment charge of $1,182,626 as well as increased professional fees relating to continuing litigation defense, offset by the cost of settlement of the KBC debt incurred in the second quarter of 2003.

            Income from equity investment in Security decreased by $2,147,859 or 71.3% less than 2003 due to an increase in interest expense relating to increased debt financing of Security, partially offset by equity income from MESC Capital.

            Interest expense decreased by $712,715 or 100% in 2004 over 2003 as a result of elimination of long term loan balances.

            Net income decreased by $2,482,167 in 2004 over 2003 or 300.0%. The decrease was primarily due to the increased selling and administrative expenses and the impairment of the Rustic Craft notes (described above) as well as decreased income from equity investment, offset by decreased interest expense.

            The Company's Shareholders' Equity at June 30, 2004 was $18,454,649 as compared to $21,216,695 on June 30, 2003, a decrease of $ 2,762,046.

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

                    Regency Affiliates, Inc. and Subsidiaries

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

            The defendants in the Federal Action and the Delaware State Action, other than Statesman, are entitled to be indemnified by the Company for damages, if any, and expenses, including legal fees, they may incur as a result of the lawsuit, subject to certain circumstances under which such indemnification is not available. In addition, other than with respect to the claims against the current director defendants in their capacities as such, the claims contained in the Delaware State Action are not covered by insurance, as the Company's carrier has declined coverage on the basis of the "insured vs. insured" exclusion since one of the named plaintiffs, Donald D. Graham, was previously a director of the Company. The Company submitted a claim to its carrier with respect to the claims in the Delaware State Action against the current director defendants the carrier has denied the Company's claim.

            On May 10, 2004, Gary Nuttall, a former President of the Company, commenced an arbitration against the Company with respect to certain claims allegedly arising under his 1995 Employment Agreement with the Company. He is seeking severance and all other compensation and benefits due him under the 1995 Employment Agreement in an amount in excess of approximately $1,650,000 ($1,400,000 of which is a financing bonus), 466,667 unrestricted shares of the Company (pre-split), options to purchase additional stock of the Company, punitive damages, interest, fees and costs associated with the arbitration. The Company believes the claims are without merit and intends to defend them vigorously.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

                    Regency Affiliates, Inc. and Subsidiaries

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5. OTHER INFORMATION.

      None

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

      10.1 Amendment No. 2 to 2003 Stock Incentive Plan, as amended.*

      10.2 Stock Option Agreement, dated as of August 13, 2004 between the Company and Laurence S. Levy.*

      10.3 Stock Option Agreement, dated as of August 13, 2004 between the Company and Neil Hasson.*

      31.1              Chief Executive Officer's Certificate, pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.*

      31.2              Chief Financial Officer's Certificate, pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.*

      32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

      32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

      99.1 Report of the Special Committee of the Company's Board of Directors, dated May 10, 2003, and adopting resolutions (filed as Exhibit 99.2 to Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003, and incorporated by reference herein).

      * Filed herewith

      (b)   Reports on Form 8-K

            Date                   Items Reported           Financial Statements
            ----                   --------------           --------------------
May 11, 2004, as amended by              2                         None
Amendment No. 1 thereto dated
July 16, 2004, and further
amended by Amendment No. 2
thereto dated August 13, 2004

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         REGENCY AFFILIATES, INC.
                                         (Registrant)


Date: August 23, 2004                    /s/ Laurence S. Levy
---------------------                    ---------------------------------------
                                         (President and Chief Executive Officer)


Date: August 23, 2004                    /s/ Neil N. Hasson
---------------------                    ---------------------------------------
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

      10.1 Amendment No. 2 to 2003 Stock Incentive Plan, as amended.*

      10.2 Stock Option Agreement, dated as of August 13, 2004 between the Company and Laurence S. Levy.*

      10.3 Stock Option Agreement, dated as of August 13, 2004 between the Company and Neil Hasson.*

      31.1              Chief Executive Officer's Certificate, pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.*

      31.2              Chief Financial Officer's Certificate, pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.*

      32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

      32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

      99.1 Report of the Special Committee of the Company's Board of Directors, dated May 10, 2003, and adopting resolutions (filed as Exhibit 99.2 to Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003, and incorporated by reference herein).

      * Filed herewith

      (b)   Reports on Form 8-K

            Date                   Item Reported             Financial Statement
            ----                   -------------             -------------------
May 11, 2004, as amended by              2                         None
Amendment No. 1 thereto dated
July 16, 2004, and further
amended by Amendment No. 2
thereto dated August 13, 2004