Form 10QSB
period 2004-09-30
REGENCY AFFILIATES INC
filed 2004-11-22
CIK 99249

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of November 12, 2004 there were 3,020,412 shares of the $.01 Par Value Common Stock outstanding.

Transitional Small Business Disclosure Form (check one): Yes |_| No |X|

                    Regency Affiliates, Inc. and Subsidiaries
                        Index to the Financial Statements

                                                                           Page

Part I - Financial Information (Unaudited)

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheet                         3

              Condensed Consolidated Statements of Operations              4

              Condensed Consolidated Statements of Cash Flows              5

              Notes to Condensed Consolidated Financial Statements         6-9

     Item 2.  Management's Discussion and Analysis or Plan of Operation    10-14

     Item 3.  Controls and Procedures                                      14

Part II - Other Information (Unaudited)

     Item 1.  Legal Proceedings                                            14-15

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds  15

     Item 3.  Defaults Upon Senior Securities                              15

     Item 4.  Submission of Matters to a Vote of Security Holders          16

     Item 5.  Other Information                                            16

     Item 6.  Exhibits                                                     16-17

Signatures                                                                 18

                    Regency Affiliates, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                               September 30, 2004

Assets

   Current Assets
     Cash and cash equivalents                                                $    726,921
     Marketable securities                                                       8,996,010
     Accrued receivables                                                           316,742
     Other current assets                                                           86,130
                                                                              ------------

        Total Current Assets                                                    10,125,803

   Property and equipment, net                                                       3,064
   Investment in partnerships                                                    8,519,974

   Other Assets
     Aggregate inventory                                                           832,027
     Deferred costs                                                                250,000
     Other                                                                           1,300
                                                                              ------------

        Total Other Assets                                                       1,083,327
                                                                              ------------

              Total Assets                                                    $ 19,732,168
                                                                              ============

Liabilities and Shareholders' Equity
   Current Liabilities
     Accounts payable                                                         $    130,841
     Accrued expenses                                                              346,673
                                                                              ------------
        Total Current Liabilities                                                  477,514

   Deferred credit                                                                 861,676
                                                                              ------------

              Total Liabilities                                                  1,339,190
                                                                              ------------

   Commitments and contingencies

   Shareholders' equity
     Serial preferred stock not subject to mandatory redemption
       (Maximum liquidation preference $24,975,312)                              1,052,988

     Common stock, par value $.01; authorized 8,000,000 shares;
       issued 3,066,412 shares; outstanding 3,019,412 shares                        30,664

     Additional paid-in capital                                                  8,175,721
     Readjustment resulting from quasi-reorganization at December 31, 1987      (1,670,596)
     Retained earnings                                                          13,539,836
     Note receivable - sale of stock                                            (2,440,000)

     Treasury stock, 47,000 shares at cost                                        (295,635)
                                                                              ------------

        Total Shareholders' Equity                                              18,392,978
                                                                              ------------

              Total Liabilities and Shareholders' Equity                      $ 19,732,168
                                                                              ============

                    Regency Affiliates, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations

                                                            Three Months Ended September 30,    Nine Months Ended September 30,
                                                            --------------------------------    -------------------------------
                                                                2004              2003              2004              2003
                                                             -----------       -----------       -----------       -----------
Net Sales                                                    $        --       $        --       $        --       $        --

Costs and expenses
     Costs of goods sold                                              --                --                --                --
     Selling, general and administrative expenses                530,779         1,306,583         3,181,300         2,842,731
                                                             -----------       -----------       -----------       -----------
                                                                 530,779         1,306,583         3,181,300         2,842,731
                                                             -----------       -----------       -----------       -----------

Loss from operations                                            (530,779)       (1,306,583)       (3,181,300)       (2,842,731)

Income from equity investment in partnerships                    698,275           765,729         1,560,932         3,776,245
Rental income                                                         --            23,996             4,599            71,988
Interest and dividend income                                      41,351            56,723           112,069           141,814
Other income, net                                                 21,892            34,877            79,676            36,369
Interest expense                                                      --            (1,435)               --          (714,150)
                                                             -----------       -----------       -----------       -----------

Income (loss) from operations before income tax provision        230,739          (426,693)       (1,424,024)          469,535
Provision for income taxes                                            --               869                --            69,693
                                                             -----------       -----------       -----------       -----------

Net Income (Loss)                                                230,739          (427,562)       (1,424,024)          399,842
                                                             ===========       ===========       ===========       ===========

Net income (loss) per common share:
   Basic                                                     $      0.08       $     (0.14)      $     (0.47)      $      0.17
                                                             ===========       ===========       ===========       ===========
   Diluted                                                   $      0.08       $     (0.14)      $     (0.47)      $      0.17
                                                             ===========       ===========       ===========       ===========

Weighted average number of common shares outstanding:
   Basic                                                       3,019,412         3,011,769         3,018,914         2,338,327
                                                             ===========       ===========       ===========       ===========
   Diluted                                                     3,019,412         3,094,871         3,018,914         2,417,198
                                                             ===========       ===========       ===========       ===========

                    Regency Affiliates, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows

                                                                   Nine Months Ended September 30,
                                                                   -------------------------------
                                                                        2004              2003
                                                                   -------------     -------------
Cash Flows from operating activities
   Net income (loss)                                               $  (1,424,024)    $     399,842
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities
       Depreciation and amortization                                       3,494           473,628
       Stock-based compensation                                            6,350             5,686
       Income from equity investment in LLC/partnerships              (1,560,932)       (3,776,245)
       Impairment of notes, accrued interest receivable                1,182,626                --
       Distribution of earnings from partnership                              --        41,119,881
       Interest accretion on long-term debt                                   --           474,674
       Unrealized gain on marketable securities                          (75,963)          (27,802)
       Changes in operating assets and liabilities
        Accounts receivable                                                3,077               225
        Loan receivable                                                       --           250,000
        Accrued receivables                                              (72,336)         (129,635)
        Income taxes receivable                                               --            11,149
        Other current assets                                             (21,436)          (60,356)
        Accounts payable                                                (470,109)         (241,098)
        Accrued expenses                                                 240,750          (197,330)
        Taxes payable                                                         --          (183,571)
                                                                   -------------     -------------
            Net cash provided by (used in) operating activities       (2,188,503)       38,119,048
                                                                   -------------     -------------

Cash flows from investing activities
   Cash investments in MESC Capital, LLC                              (7,300,145)               --
   Payments received on notes receivable                                   1,563               872
   Proceeds from sales of marketable securities                      118,500,000                --
   Purchases of marketable securities                               (108,925,022)      (17,967,428)
   Net proceeds from sale of property and equipment                      483,414                --
   Other                                                                      --                73
                                                                   -------------     -------------
            Net cash provided by investing activities                  2,759,810       (17,966,483)
                                                                   -------------     -------------

Cash flows from financing activities
   Net long-term debt repayments                                              --        (1,174,034)
   Net short-term debt repayments                                             --       (16,034,887)
   Purchase of treasury stock                                           (295,635)               --
                                                                   -------------     -------------
            Net cash used in financing activities                  $    (295,635)    $ (17,208,921)
                                                                   =============     =============

Increase in cash and cash equivalents                              $     275,672     $   2,943,644
Cash and cash equivalents - beginning                                    451,249           101,041
                                                                   -------------     -------------
Cash and cash equivalents - ending                                 $     726,921     $   3,044,685
                                                                   =============     =============

                                                                      Six Months Ended June 30,
                                                                   -------------------------------
                                                                        2004               2003
                                                                   -------------     -------------
Supplemental disclosures of cash flow information:
     Cash paid during the year for
       Interest                                                    $          --     $   4,391,398
       Income taxes                                                           --           252,371

Supplemental Schedule of Non-Cash Investing and Financing Activities:

      During the nine months ended September 30, 2004, the Company has recorded the retirement of 1,160,233 shares of cancelled treasury stock at a cost of $18,243 resulting in a reduction of common stock of $7,549 and additional paid-in capital of $10,694.

                    Regency Affiliates, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

Note 1. Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to
      Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

      Principles of Consolidation - The consolidated financial statements include the accounts of Regency Affiliates, Inc. (the "Company"), its wholly owned subsidiary, Regency Power Corporation ("Regency Power"), its 75% owned subsidiary, Iron Mountain Resources, Inc. ("IMR"), and its 80% owned subsidiary, National Resource Development Corporation ("NRDC"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Note 3. Property and Equipment

      On January 12, 2004, the Company sold its rental property located in Scranton, PA for $531,500, less costs to sell of approximately $48,000. No gain or loss was recognized on the transaction as the property was written down to fair value at December 31, 2003. Property and equipment at September 30, 2004 was as follows:

            Machinery and equipment                                  $   43,708
            Less: Accumulated depreciation                              (40,644)
                                                                     ----------
                                                                     $    3,064
                                                                     ==========

      Depreciation expense for the three and nine months ended September 30, 2004 and 2003 was $1,164, $3,493, $20,299 and $60,897, respectively.

Note 4. Notes Receivable

      At March 31, 2004, the Company held notes receivable totaling $1,127,708, which were deemed uncollectible due to lack of cash flows generated and continual default on payment terms by the issuer. Management determined to record full impairment of the notes and any accrued interest thereon, resulting in an impairment charge of $1,182,626, which is included in the Selling, General & Administrative caption of the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2004.

                    Regency Affiliates, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

Note 5. Litigation

On January 20, 2004, a purported derivative and class action lawsuit was filed by two individual shareholders of the Company in the New Castle County Court of Chancery, Delaware, naming as defendants certain current and former directors of the Company, Royalty Holdings LLC and certain of its affiliates, Statesman Group, Inc. and, nominally, the Company. The complaint alleged, among other things, breaches of fiduciary duties by the former director defendants and Statesman Group, Inc. in connection with (i) the exercise by Statesman Group, Inc. in 2001 of an option to acquire shares of common stock of the Company, (ii) the 2001 sale of rock aggregate by the Company to IMR and (iii) the October 2002 recapitalization of the Company. The complaint also alleged breaches of fiduciary duties by the current director defendants in connection with the payment by the Company in 2003 of accrued compensation owed to William R. Ponsoldt, Sr. for periods prior to the October 2002 recapitalization of the Company. The complaint also alleged that Royalty Holdings LLC and its affiliates knowingly participated in the breaches of fiduciary duties by the former director defendants relating to the October 2002 recapitalization of the Company.

In addition to other damages, plaintiffs sought unspecified compensatory and/or rescissory damages against all defendants, a declaration that all Company stock issued to Statesman Group, Inc., William R. Ponsoldt, Sr., Royalty Holdings LLC and any person affiliated with the foregoing is void, an order rescinding any payments in any form made by the Company to William R. Ponsoldt, Sr. or any of his affiliates or family members, an order rescinding the October 2002 recapitalization of the Company, and an order rescinding Statesman Group, Inc.'s 2001 option exercise and rescinding the option itself.

On November 5, 2004 the court dismissed all claims alleged in the complaint (other than the claim relating to the 2001 rock aggregate sales), determining that all of the dismissed claims were derivative in nature and could therefore not be maintained. Management believes that the sole surviving claim is without merit.

The defendants in the lawsuit other than Statesman Group, Inc. are entitled to be indemnified by the Company for damages, if any, and expenses, including legal fees, as they may incur as a result of the lawsuit, subject to certain circumstances under which such indemnification is not available. In addition, the Company's insurance carrier has denied the Company's claims for coverage with regards to the lawsuit.

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

                    Regency Affiliates, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

Note 6. Commitments and Contingencies

Pursuant to the Regency Power's acquisition of a 50% membership interest in MESC Capital, LLC (see Note 7), the Company contracted with an unaffiliated investment consulting firm to provide advisory services in connection with negotiation of the acquisition. Under the contract, the Company incurred success fees of $350,000, of which $150,000 was paid during the nine months ended September 30, 2004. The balance of these fees of $200,000 are due and payable on March 31, 2005, provided, however, that such $200,000 installment shall no longer be due and payable if, on or prior to March 31, 2005, the Energy Services Agreement between Mobile Energy Services Company, LLC ("Mobile Energy) and Kimberly-Clark shall have been terminated for any reason. In accordance with Statement of Financial Accounting Standards No. 5, the amount of the gain, if any, that may be ultimately realized from reversal of this provision has not been reflected in the accompanying financial statements.

Note 7. Investment in LLC

On April 30, 2004, the Company, through a newly-formed, wholly-owned subsidiary called Regency Power Corporation, a Delaware corporation, acquired a 50% membership interest in MESC Capital, LLC, a Delaware limited liability company, from DTE Mobile, LLC, pursuant to an Assignment and Assumption Agreement dated as of April 30, 2004. The purchase price for the 50% membership interest was $3,000,000 and was funded from the Company's working capital. The terms of the Assignment and Assumption Agreement were negotiated on an arms'-length basis between the Company and DTE Mobile, LLC. DTE Mobile, LLC, which is owned by an unregulated subsidiary of a large energy company that has significant experience in owning, managing and operating electric generation and on-site energy facilities, owns the other 50% membership interest in MESC Capital, LLC.

MESC Capital, LLC was formed to acquire all of the membership interests in Mobile Energy, an Alabama limited liability company. Mobile Energy owns an on-site energy facility that supplies steam and electricity to a Kimberly-Clark tissue mill in Mobile, Alabama. The acquisition of Mobile Energy was also consummated on April 30, 2004 pursuant to a Membership Interest Purchase Agreement, dated as of January 30, 2004, between MESC Capital, LLC and Mobile Energy. The purchase price under the Membership Interest Purchase Agreement, after certain pre-closing adjustments, was $33,600,000, and is subject to certain post-closing adjustments. The purchase price and working capital reserves were funded by the issuance of $28,500,000 of non-recourse debt, a total equity contribution by MESC Capital, LLC of $8,600,290, $4,300,145 of which was funded by Regency Power and $4,300,145 of which was funded by DTE Mobile, LLC, and a credit of $1,000,000 on account of existing and continuing tax-exempt indebtedness of Mobile Energy. The terms of the Membership Interest Purchase Agreement were negotiated on an arms'-length basis between MESC Capital, LLC and Mobile Energy. The Company did not participate in negotiations with respect to the Membership Interest Purchase Agreement.

The $28,500,000 acquisition indebtedness was obtained from Allied Irish Banks, P.L.C., which may assign or participate the loan in accordance with the terms of the loan agreement. The loan will be amortized over the fifteen year term. In connection with the acquisition of the 50% membership interest in MESC Capital, LLC, Regency Power and DTE Mobile. LLC entered into an Operating Agreement, dated April 30, 2004, which sets forth their respective rights and obligations as members of MESC Capital, LLC as well as the duties and authority of DTE Mobile, LLC as the managing member of MESC Capital, LLC. Under the Operating Agreement, Regency Power will receive 50% of all distributions. Neither Regency Power nor DTE Mobile, LLC is obligated to contribute additional capital, or loan or otherwise advance funds, to MESC Capital, LLC, and neither member can sell or transfer its interest in MESC Capital, LLC without the consent of the other and without first complying with a right of first offer in favor of the non-selling member.

                    Regency Affiliates, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

Note 7. Investment in LLC (continued)

Pursuant to APB No. 18, the Company is accounting for this investment under the equity method of accounting. The accompanying statements of operations include the equity income from operations of MESC Capital, LLC for the period from April 30, 2004 (date of acquisition) through September 30, 2004.

The following summarized income statement information is presented for MESC Capital, LLC for the period from April 30, 2004 (date of acquisition) to September 30, 2004 and its predecessor, Mobile Energy for the period from January 1, 2004 to April 29, 2004:

                                         Three Months Ended   Nine Months Ended
                                         September 30, 2004   September 30, 2004
                                         ------------------   ------------------

Sales                                        $ 3,776,801         $13,449,795
Gross profit                                 $ 3,228,745         $ 7,487,471
Income from continuing operations            $   690,842         $   754,656
Net Income                                   $   690,842         $   754,656

Note 8. Stock Options/Stock Option Plans

On August 13, 2004, the Company issued 100,000 non-qualified common stock options, 50,000 each to Messrs. Levy and Hasson, directors of the Company at a per share exercise price of $2.01, immediately exercisable through June 10, 2014. These issuances are pursuant to the Company's 2003 Stock Incentive Plan, as amended.

The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for options. The Company has elected to treat these option awards to directors as employee based compensation and therefore has not recorded the estimated value of these options in the accompanying statement of operations. The fair value of the Company's stock-based compensation to directors was estimated using the Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. The Company's stock-based compensation has characteristics significantly different from those traded options and changes in the subjective input can materially affect the fair value estimate. The fair value of the Company's stock awards was estimated assuming the following assumptions: no expected dividends, risk free interest rate of 3.5% expected average life of approximately 9.75 years and expected stock price volatility of 90% in 2004.

Had compensation cost for the options been determined based on the fair value at the grant dates for the awards, net income and net income per common share basic and diluted would have been as follows for the nine months ended September 30, 2004:

                                                    As Reported       ProForma
                                                    -----------       --------
      Net income                                 $  (1,424,024)   $  (1,995,024)
      Net income attributable to common shares (1,424,024) (1,995,024) Net income per common share:
          Basic                                          (0.47)           (0.66)
          Diluted                                        (0.47)           (0.66)

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

            - Our subsidiaries currently lack the necessary infrastructure at the site of the Groveland mine in order to permit them to make more than casual sales of the rock aggregate located at the Groveland Mine;

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

            - Royalty Holdings, LLC ("Royalty"), an affiliate of the Company's management, beneficially owns approximately 60% of our common stock. As a result, Royalty has the ability to control the outcome of all matters requiring shareholder approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets; and

            - the Company does not expect to pay dividends in the foreseeable future.

      The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the accompanying financial statements and related notes included in Item 1 of this report.

                    Regency Affiliates, Inc. and Subsidiaries

General.

The Company is committed to enhancing the value of the Company's Common Stock by seeking opportunities to monetize certain existing assets and by seeking new business opportunities on an opportunistic basis.

Liquidity and Capital Resources.

On September 30, 2004, the Company had current assets of $10,125,803 and Shareholders' Equity of $18,392,978. On September 30, 2004, the Company had $9,722,931 in cash and marketable securities, total assets of $19,732,168 and total current liabilities of $477,514.

On April 30, 2004, the Company through a newly-formed, wholly-owned subsidiary called Regency Power Corporation, a Delaware corporation ("Regency Power"), acquired a 50% membership interest in MESC Capital, LLC, a Delaware limited liability company ("MESC Capital"), from DTE Mobile, LLC ("DTE Mobile"), pursuant to an Assignment and Assumption Agreement dated as of April 30, 2004. The purchase price for the 50% membership interest was $3,000,000 and was funded from the Company's working capital. DTE Mobile, which is owned by an unregulated subsidiary of a large energy company that has significant experience in owning, managing and operating electric generation and on-site energy facilities, owns the other 50% membership interest in MESC Capital.

MESC Capital was formed to acquire all of the membership interests in Mobile Energy, an Alabama limited liability company. Mobile Energy owns an on-site energy facility that supplies steam and electricity to a Kimberly-Clark tissue mill in Mobile, Alabama. The acquisition of Mobile Energy was also consummated on April 30, 2004 pursuant to a Membership Interest Purchase Agreement, dated as of January 30, 2004, between MESC Capital and Mobile Energy Services Holdings, Inc. The purchase price under the Membership Interest Purchase Agreement, after certain pre-closing adjustments, was $33,600,000, and is subject to certain post-closing adjustments. The purchase price and working capital reserves were funded by the issuance of $28,500,000 of non-recourse debt, a total equity contribution by MESC Capital of $8,600,290, $4,300,145 of which was funded by Regency Power and $4,300,145 of which was funded by DTE Mobile, and a credit of $1,000,000 on account of existing and continuing tax-exempt indebtedness of Mobile Energy. The $28,500,000 acquisition indebtedness will be fully amortized over the fifteen year term. Neither Regency Power nor DTE Mobile is obligated to contribute additional capital, or loan or otherwise advance funds, to MESC Capital.

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

On September 30, 2002, our subsidiary, Rustic Crafts International, Inc. ("Rustic Crafts") sold all of its operating assets subject to the assumption of certain of its liabilities. Prior to the sale, Rustic Crafts had established a

                    Regency Affiliates, Inc. and Subsidiaries

$1,000,000 line of credit with PNC Bank which was guaranteed by the Company and expired on May 18, 2002. In conjunction with the Rustic Crafts asset sale, Rustic Crafts' indebtedness under the line of credit together with its $960,000 mortgage loan from PNC Bank and certain other indebtedness to PNC Bank was restructured to replace such indebtedness with five notes totaling $2,432,782 and have a ten year amortization schedule. The notes bear interest at the blended rate of 10.8% per annum. As part of the PNC Bank debt restructuring, Rustic Crafts was required to pay down the outstanding loan balance with $200,000 of the purchase price in the Rustic Crafts asset sale, and was required to make a $540,000 payment in December 2002. A $40,000 payment was made to PNC Bank in December 2002, but Rustic Crafts and the Company failed to make the balance of the December 2002 payment. Accordingly, the PNC Bank debt was subsequently modified to provide for the payment of the remaining $500,000 payment on or before June 30, 2003. On June 30, 2003, the Company paid all outstanding principal and interest due to PNC Bank, in satisfaction of the above described obligations.

Management believes that the Company's cash balance and anticipated cash flows from operations will be adequate to fund our cash requirements for at least the next twelve months.

Results of Operations.

2004 Compared to 2003

      For the three months ended September 30, 2004:

            No revenue was generated by the Company in this period. Selling and administrative expenses decreased by $775,804 or 59.4% for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 primarily due to decreased professional fees relating to continuing litigation defense.

            Net Income for the three months ended September 30, 2004 increased by $658,301 or 153.9% over the corresponding period in 2003. The increase was primarily due to the income from equity investment offset by decreased interest expense and selling and administrative expenses.

      For the nine months ended September 30, 2004:

            No revenue was generated by the Company in this period.

            Selling and administrative expenses increased by $338,569 or 10.6% in 2004 compared to 2003 due primarily to increased professional fees relating to continuing litigation defense.

                    Regency Affiliates, Inc. and Subsidiaries

      Income from equity investment in Security for the nine months ended September 30, 2004 decreased by $2,215,313 or 58.7% form the corresponding period in 2003 due to an increase in interest expense relating to increased debt financing of Security, partially offset by equity income from MESC Capital.

      Interest expense decreased by $714,150 or 100% in for the nine months ended September 30, 2004 over the corresponding period in 2003 as a result of elimination of long term loan balances. Net income decreased by $1,823,866 in the nine months ended September 30 2004 or 456.19% over the corresponding period in 2003. The decrease was primarily due to the increased selling and administrative expenses as well as decreased income from equity investment, offset by decreased interest expense.

      The Company's Shareholders' Equity at September 30, 2004 was $18,392,978 as compared to $22,821,705 on September 30, 2003, a decrease of $4,428,727.

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

      In connection with the evaluation of the Company's internal controls during the Company's last fiscal quarter, the Company's Chief Executive Officer and Chief Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      On January 20, 2004, a purported derivative and class action lawsuit was filed by two individual shareholders of the Company in the New Castle County Court of Chancery, Delaware, naming as defendants certain current and former directors of the Company, Royalty and certain of its affiliates, Statesman and, nominally, the Company. The complaint alleged, among other things, breaches of fiduciary duties by the former director defendants and Statesman. in connection with (i) the exercise by Statesman in 2001 of an option to acquire shares of common stock of the Company,

      (ii) the 2001 sale of rock aggregate by the Company to Iron Mountain Resources, Inc. and (iii) the October 2002 recapitalization of the Company. The complaint also alleged breaches of fiduciary duties by the current director defendants in connection with the payment by the Company in 2003 of accrued compensation owed to William R. Ponsoldt, Sr. for periods prior to the October 2002 recapitalization of the Company. The complaint also alleged that Royalty and its affiliates knowingly participated in the breaches of fiduciary duties by the former director defendants relating to the October 2002 recapitalization of the Company.

      In addition to other damages, plaintiffs sought unspecified compensatory and/or rescissory damages against all defendants, a declaration that all Company stock issued to Statesman Group, Inc., William R. Ponsoldt, Sr., Royalty and any person affiliated with the foregoing is void, an order rescinding any payments in any form made by the Company to William R. Ponsoldt, Sr. or any of his affiliates or family members, an order rescinding the October 2002 recapitalization of the Company, and an order rescinding Statesman Group, Inc.'s 2001 option exercise and rescinding the option itself.

      On November 5, 2004 the court dismissed all claims alleged in the complaint (other than the claim relating to the 2001 rock aggregate sales, determining that all of the dismissed claims were derivative in nature and could therefore not be maintained. Management believes that he sole surviving claim is without merit.

      The defendants in the lawsuit other than Statesman are entitled to be indemnified by the Company for damages, if any, and expenses, including legal fees, as they may incur as a result of the lawsuit, subject to certain circumstances under which such indemnification is not available. In addition, the Company's insurance carrier has denied the Company's claims for coverage with regards to the lawsuit.

      Please refer to the Company's previous quarterly reports on Form 10-QSB for the current fiscal year, filed on May 24, 2004 and August 23, 2004, respectively.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

                    Regency Affiliates, Inc. and Subsidiaries

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5. OTHER INFORMATION.

      The Company's next annual meeting of stockholders (the "Next Meeting") will take place at 10:00 a.m. on January 18, 2005, which date is more than 30 calendar days after the corresponding calendar date on which the prior annual meeting of stockholders was held. Accordingly, the deadline for submission of a proposal by a stockholder (i) to be included in the Company's proxy statement for the Next Meeting pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, or (ii) to be brought before the Next Meeting outside of the processes of Rule 14a-8. shall be the close of business on December 2, 2004.

ITEM 6. EXHIBITS.

                                  EXHIBIT INDEX

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

                                         REGENCY AFFILIATES, INC.
                                         (Registrant)


Date: November 22, 2004                  /s/ Laurence S. Levy
-----------------------                  ---------------------------------------
                                         (President and Chief Executive Officer)


Date: November 22, 2004                  /s/ Neil N. Hasson
-----------------------                  ---------------------------------------
                                         (Chief Financial Officer)

                                  EXHIBIT INDEX

Exhibit Number                           Description of Exhibit
--------------                           ----------------------

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