Form 10KSB
period 2004-12-31
REGENCY AFFILIATES INC
filed 2005-04-15
CIK 99249

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                       ----------------------------------

                                   FORM 10-KSB

                                  ANNUAL REPORT

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2004

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X|   No |_|

Mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year: $0.00
The number of shares outstanding of the registrant's $.01 Par Value Common Stock issued as of April 8, 2005, was 3,021,412 and the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $9,619,250.

Transitional Small Business Disclosure: Yes |_|   No |X|
Documents incorporated by reference: None

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
                                     PART I

ITEM 1.      DESCRIPTION OF BUSINESS...........................................1
ITEM 2.      DESCRIPTION OF PROPERTY...........................................6
ITEM 3.      LEGAL PROCEEDINGS.................................................6
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............7

                                     PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS
             MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY
             SECURITIES........................................................8
ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
             OPERATION.........................................................9
ITEM 7.      CONSOLIDATED FINANCIAL STATEMENTS................................11
ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE..............................11
ITEM 8A.     CONTROLS AND PROCEDURES..........................................11
ITEM 8b.     OTHER INFORMATION................................................11

                                    PART III

ITEM  9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE
             REGISTRANT.......................................................11
ITEM 10.     EXECUTIVE COMPENSATION...........................................12
ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT AND RELATED STOCKHOLDER MATTERS.......................14
ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................16

                                     PART IV

ITEM 13.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
             ON FORM 8-K......................................................16
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................21
SIGNATURES
EXHIBIT INDEX

                                     PART 1

ITEM 1. DESCRIPTION OF BUSINESS

      This filing contains statements which, to the extent they are not recitations of historical fact, constitute "forward looking statements" under federal securities laws. All such statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual Regency Affiliates, Inc. ("Regency" or the "Company" or "we" or the "Registrant") results to differ materially from those anticipated in the forward looking statements contained in this filing, see Regency's "Narrative Description of Business," "Management's Discussion and Analysis," and "Notes to Consolidated Financial Statements." Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by the Company subsequent to this Annual Report on Form 10-KSB and any Current Reports on Form 8-K filed by the Company.

GENERAL DEVELOPMENT OF BUSINESS

      The Company, formerly TransContinental Energy Corporation, was organized as a Delaware corporation in 1980 to be the successor to TransContinental Oil Corporation, which existed since 1947.

      In July 1993 we acquired an 80% interest in National Resource Development Corporation ("NRDC"). At the time, NRDC's principal asset consisted of previously quarried and stockpiled rock ("Aggregate") inventory located at a mine site in Michigan. The remaining 20% interest in NRDC is owned by Statesman Group, Inc. ("Statesman"), a former shareholder of Regency. In December 2001, the Aggregate inventory was sold to Iron Mountain Resources, Inc. ("Iron Mountain"), our 75% owned subsidiary, in exchange for an $18,200,000 note. After defaulting on the note, Iron Mountain reconveyed the Aggregate to NRDC in lieu of foreclosure and the note was deemed satisfied. See "NARRATIVE DESCRIPTION OF BUSINESS - National Resource Development Corporation; Iron Mountain Resources, Inc."

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

      On March 17, 1997, Regency, through Rustic Crafts International, Inc. ("Rustic Crafts"), a wholly-owned subsidiary, acquired the assets and assumed certain liabilities of Rustic Crafts, Co., Inc., a manufacturer of wood and cast marble decorative electric fireplaces and related accessories. On September 30, 2002, Rustic Crafts sold all of its operating assets to RCI Wood Products Inc. ("RCI"), a third party controlled by the former President of Rustic Crafts, in exchange for two promissory notes totaling $1,107,000 and $200,000 cash. See "NARRATIVE DESCRIPTION OF BUSINESS - Rustic Crafts International, Inc."

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

      On September 23, 2003, the Company's Board of Directors authorized the repurchase of our common stock in the aggregate amount not to exceed $1,000,000. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company's discretion, subject to market conditions and other factors. Under the program, no shares will knowingly be purchased from the Company's officers or directors or from any such person's affiliates. On September 15, 2004 the Company purchased 47,000 shares from an independent, third party at a price per share of $6.25 (the market price). The total cost, including commission and transfer fees was $295,635.

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

      MESC Capital was formed to acquire all of the membership interests in Mobile Energy Services Company, LLC, an Alabama limited liability company ("Mobile Energy"). Mobile Energy owns an on-site energy facility that supplies steam and electricity to a Kimberly-Clark tissue mill in Mobile, Alabama. The acquisition of Mobile Energy was also consummated on April 30, 2004 pursuant to a Membership Interest Purchase Agreement, dated as of January 30, 2004, between MESC Capital and Mobile Energy Services Holdings, Inc. The purchase price under the Membership Interest Purchase Agreement, after certain pre-closing adjustments, was $33,600,000. The purchase price and working capital reserves were funded by the issuance of $28,500,000 of non-recourse debt, a total equity contribution by MESC Capital of $8,600,290, $4,300,145 of which was funded by Regency Power and $4,300,145 of which was funded by DTE Mobile, and a credit of $1,000,000 on account of existing and continuing tax-exempt indebtedness of Mobile Energy. The $28,500,000 acquisition indebtedness will be fully amortized over the fifteen year term. Neither Regency Power nor DTE Mobile is obligated to contribute additional capital, or loan or otherwise advance funds, to MESC Capital. See "NARRATIVE DESCRIPTION FO BUSINESS - Regency Power Corporation".

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

Rustic Crafts International, Inc.

      Rustic Crafts was until September 30, 2002 a manufacturer of decorative wood and cast marble fireplaces, mantels, shelves, fireplace accessories and other home furnishings. On September 30, 2002, Rustic Crafts sold all of its operating assets to RCI for $1,307,000 comprised of (i) a $707,000 note bearing interest at 5% per annum requiring monthly payments of principal and interest of $13,342 and due September 30, 2007, (ii) a $400,000 note which, as restructured in August 2003; bears interest at 7% per annum and requires monthly payments of principal and interest of $5,032 with a balloon payment due September 8, 2006; and (iii) $200,000 cash (the proceeds of which were from a $250,000 loan from Regency to the buyer which was satisfied in January 2003). Additionally, the buyer entered into a three-year lease for the land and building in Scranton, PA owned by Rustic Crafts, with rental payments of $6,500 per month. Payments on the 5% note are contingent upon the quarterly positive net cash flows of the buyer, as defined by generally accepted accounting principles. Prior to the sale of its operating assets, Rustic Crafts had established a $1,000,000 line of credit with PNC Bank that was guaranteed by Regency and expired on May 18, 2002. In conjunction with the Rustic Crafts asset sale, Rustic Crafts' indebtedness under the line of credit together with its mortgage loan from PNC Bank in respect of the Scranton, PA property and certain other indebtedness to PNC Bank was restructured to replace such indebtedness with five notes totaling $2,432,782. Each of the restructured notes of which were initially due in June 2004, and a ten year amortization schedule and bore interest at the rate of 10.8% per annum. On June 27, 2003, a payment was made to PNC Bank in the amount of $2,257,952 in full satisfaction of the restructured notes. On January 12, 2004, Rustic Crafts sold the Scranton, PA property for $531,500.

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

National Resource Development Corporation; Iron Mountain Resources, Inc.

      Until December 2001, our 80%-owned subsidiary, NRDC had as its principal asset approximately 70 million short tons of Aggregate located at the site of the Groveland Mine in Dickinson County, Michigan. NRDC never consummated sales of material amounts of Aggregate. In December 2001, the Aggregate was sold to Iron Mountain, a 75% owned subsidiary of Regency. The purchase price was $18,200,000 and is payable, with interest of 2.46%, in ninety-six equal payments of principal and interest commencing December 2003. The intercompany gain on this transaction has been eliminated in the consolidation process resulting in the Aggregate being carried at its historical cost. Iron Mountain was unsuccessful in its efforts to sell the Aggregate and, in December 2003, defaulted under the note to NDRC. In February 9, 2005, in lieu of foreclosure, Iron Mountain reconveyed the Aggregate to NRDC and the note was deemed satisfied.

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

Regency Power Corporation

      On April 30, 2004, we, through our wholly-owned subsidiary Regency Power acquired a 50% membership interest in MESC Capital from DTE Mobile pursuant to an Assignment and Assumption Agreement dated as of April 30, 2004. The purchase price for the 50% membership interest was $3,000,000 and was funded from Regency's working capital. The terms of the Assignment and Assumption Agreement were negotiated on an arms'-length basis between Regency and DTE Mobile. DTE Mobile, which is owned by an unregulated subsidiary of a large energy company that has significant experience in owning, managing and operating electric generation and on-site energy facilities, owns the other 50% membership interest in MESC Capital. MESC Capital was formed to acquire all of the membership interests in Mobile Energy. Mobile Energy owns an on-site energy facility that supplies steam and electricity to a Kimberly-Clark tissue mill in Mobile, Alabama.

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

EMPLOYEES

      As of December 31, 2004, Regency and its subsidiaries employed three people.

SPECIAL INVESTMENT CONSIDERATIONS

      The Company's business, financial condition and prospects could be adversely affected by a number of factors that should be considered by stockholders and persons considering investing in Regency. Some of such factors include:

      - A default in the lease or sudden catastrophe to property owned by Security Land or the operating facilities owned by Mobile Energy from uninsured acts of God or war could have a materially adverse impact upon our investment in Security Land and Mobile Energy, respectively, and therefore our financial position and results of operations;

      - Our subsidiaries currently lack the necessary infrastructure at the site of the Groveland mine in order to permit them to make more than casual sales of the Aggregate located at the Groveland mine;

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

      The Company's Internet address is www.regencyaffiliates.com. We make available on our web site, free of charge, our Annual Report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and beneficial ownership reports on Forms 3, 4, and 5 and amendments to those reports as soon as reasonably practicable after this material is electronically filed or furnished to the Securities and Exchange Commission.

ITEM 2. DESCRIPTION OF PROPERTY

      Security Land owns the Security West Building at 1500 Woodlawn Drive, Woodlawn, MD. See "ITEM 1. BUSINESS - NARRATIVE DESCRIPTION OF BUSINESS - Security Land and Development Company Limited Partnership", which is incorporated by reference herein, for more information on this property.

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

      On January 20, 2004, a purported derivative and class action lawsuit (the "Delaware State Action") was filed by the same two individual shareholder plaintiffs in the New Castle County Court of Chancery, Delaware (the "Court"), captioned Gatz et al. v. Ponsoldt, Sr., et al, (C.A. No. 174-N) naming as defendants certain current and former directors of the Company, Royalty and certain of its affiliates, Statesman and, nominally, the Company. The complaint alleges, among other things, breaches of fiduciary duties by the former director defendants and Statesman in connection with (i) the exercise by Statesman in 2001 of an option to acquire shares of our common stock, (ii) the 2001 sale of Aggregate by NRDC to Iron Mountain and (iii) the October 2002 Restructuring Transactions. The complaint also alleges breaches of fiduciary duties by the current director defendants in connection with the payment by the Company in 2003 of accrued compensation owed to William R. Ponsoldt, Sr. for periods prior to the October 2002 Restructuring Transactions. The complaint also alleges that Royalty and its affiliates knowingly participated in the breaches of fiduciary duties by the former director defendants relating to the October 2002 Restructuring Transactions. In addition to other damages, plaintiffs seek unspecified compensatory and/or rescissory damages against all defendants, a declaration that all Company stock issued to Statesman, William R. Ponsoldt, Sr., Royalty and any person affiliated with the foregoing is void, an order rescinding any payments in any form made by the Company to William R. Ponsoldt, Sr. or any of his affiliates or family members, an order rescinding the October 2002 Restructuring Transactions, and an order rescinding Statesman's 2001 option exercise and rescinding the option itself.

      In November 2004 the Court dismissed all but one claim alleged in the complaint. The Company is not a defendant in the sole surviving claim, which relates to the December 2001 sale of assets from one Regency subsidiary to another Regency subsidiary. In dismissing the claims, the Court determined that all of the claims (other than the claim related to the 2001 asset sale) were derivative in nature and that the claims could therefore not be maintained.

      The defendants in the Federal Action and the Delaware State Action, other than Statesman, are entitled to be indemnified by the Company for damages, if any, and expenses, including legal fees, they may incur as a result of the lawsuit, subject to certain circumstances under which such indemnification is not available. In addition, none of the claims contained in the Delaware State Action are covered by insurance, as the Company's carrier has declined coverage on the basis of the "insured vs. insured" exclusion since one of the named plaintiffs, Donald D. Graham, was previously a director of the Company.

      On May 10, 2004, Gary Nuttall, a former President of the Company, commenced an arbitration against the Company with respect to certain claims allegedly arising under his 1995 Employment Agreement with the Company. Mr. Nuttall is seeking severance and all other compensation and benefits due him under the 1995 Employment Agreement in an amount in excess of approximately $1,650,000 ($1,400,000 of which is a financing bonus), 466,667 unrestricted shares of the Company (pre-split), options to purchase additional stock of the Company, punitive damages, interest, fees and costs associated with the arbitration. The Company believes the claims are without merit and intends to defend them vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The following matters were submitted to stockholders at the Company's January 18, 2005 Annual Meeting of Stockholders:

      1. To elect four directors of Regency to serve until the next Meeting of Stockholders. The vote for the respective nominees for election as directors was as follows:

   DIRECTORS                                FOR            AGAINST       ABSTAIN
   ---------                                ---            -------       -------
Laurence S. Levy                         1,813,316            0            380
Neil N. Hasson                           1,813,316            0            380
Stanley Fleishman                        1,813,316            0            380
Errol Glasser                            1,813,316            0            380

      2. To ratify the appointment of Rosenberg Rich Baker Berman & Company as independent public accountants. The results of the vote to ratify the appointment of Rosenberg Rich Baker Berman & Company as independent public accountants was:

        For: 1,813,531          Against: 57         Abstain: 108

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS MARKET INFORMATION AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

      Our common stock is traded in the over-the-counter market on the bulletin board. The symbol for the listing is "RAFI.OB". The following table sets forth the high and low bid prices for each calendar quarter during the last two fiscal years of Regency. On April 8, 2005 the closing sale price of our common stock was $5.25. As of April 8, 2005, there were approximately 2,346 common stockholders of record.

YEAR ENDED
DECEMBER 31, 2003                                      HIGH ($)          LOW ($)
-----------------                                      --------          -------
First Quarter                                            4.40             3.35
Second Quarter                                           8.00             4.20
Third Quarter                                            6.60             5.80
Fourth Quarter                                           6.40             5.95

YEAR ENDED
DECEMBER 31, 2004                                      HIGH ($)          LOW ($)
-----------------                                      --------          -------
First Quarter                                            6.45             6.01
Second Quarter                                           7.45             6.05
Third Quarter                                            6.50             6.01
Fourth Quarter                                           6.02             5.15
----------

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

RECENT SALES OF UNREGISTERED SECURITIES

      The Company, awarded 250 restricted shares of common stock to each of Errol Glasser and Stanley Fleishman on each of January 1, 2004, April 1, 2004, July 1, 2004 and October 1, 2004 pursuant to the Company's 2003 Stock Incentive Plan, as amended. Exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), for the issuance of such shares is claimed under Section 4(2) of the Securities Act.

SMALL BUSINESS ISSUER REPURCHASE OF SECURITIES

                                                                                                Maximum
                                                                                                Number of
                                                                         Total Number of        Shares that May
                                          Total                          Shares Purchased as    Yet Be
                                          Number                         Part of Publicly       Purchased Under
                                          of Shares    Average Price     Announced Plans or     the Plans or
                     Period               Purchased    Paid per Share    Programs               Programs

September 1, 2004 - September 30, 2004      47,000        $6.25               47,000               953,000

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      Certain statements contained in this Annual Report on Form 10-KSB, including, but not limited to those regarding the Company's financial position, business strategy, acquisition strategy and other plans and objectives for future operations and any other statements that are not historical facts constitute "forward-looking statements" within the meaning of federal securities laws and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements expressed or implied by such forward-looking statements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effect on its business or operations. These forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. Such factors include:

      - A default in the lease or sudden catastrophe to property owned by Security Land or the operating facilities owned by Mobile Energy from uninsured acts of God or war could have a materially adverse impact upon our investment in Security Land and Mobile Energy respectively, and therefore our financial position and results of operations;

      - Our subsidiaries currently lack the necessary infrastructure at the site of the Groveland mine in order to permit them to make more than casual sales of the Aggregate located at the Groveland mine;

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

      Our Stockholders' Equity at December 31, 2004 was $18,499,882 as compared to $20,106,287 on December 31, 2003, a decrease of 7.9%.

RESULTS OF OPERATIONS

2004 COMPARED TO 2003

      Net sales were $0 in both 2004 and 2003.

      Selling and administrative expenses decreased by $1,940,005 or 34.1% in 2004 as compared to 2003, primarily due to a reduction in professional fees associated with litigation defense and elimination of costs associated with long term debt.

      Income from equity investment in Security Land decreased in 2004 by $1,326,412 or 38.1% as compared to 2003 due to the increase in interest expenses on the increased principal balance of debt on the Security Land property and an increase in administrative expenses for the maintenance of the Security Land property.

      Interest expense decreased by $714,979 in 2004 over 2003 due to the extinguishment of all long-term debt.

      Income tax expense decreased $29,229 in 2004 from $70,724 in 2003 due to existing credits from overpayments of state income taxes. We do not expect any Federal tax as a result of current and previous period operating losses.

      Net loss decreased by $994,770 or 42.9% in 2004 over 2003. The decrease was primarily due the increase in selling and administrative expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

      On December 31, 2004, Regency had current assets of $10,850,748 and Shareholders' Equity of $18,449,882. On December 31, 2004, Regency had $10,461,610 in cash and marketable securities, total assets of $19,693,531 and total liabilities of $690,827.

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

      No change occurred in the Company's internal controls concerning financial reporting during the fourth quarter of the fiscal year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

      None

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following directors were elected at the annual meeting of the stockholders held January 18, 2005 and will serve until the next meeting of stockholders, upon the election and qualification of their successors. Executive officers are appointed by, and serve at the pleasure of, the Board of Directors. The following lists the name, age and principal occupation of each director and executive officer of the Company.

NAME, AGE                                                 POSITIONS AND OFFICES HELD AND PRINCIPAL OCCUPATIONS OR EMPLOYMENT
                                                                                DURING PAST FIVE YEARS
Laurence S. Levy, 48                               Mr. Levy is Chairman of the Board of Directors, President, and Chief Executive
                                                   Officer of the Company. Mr. Levy is the co-founder of Hyde Park Holdings, Inc., an investment firm specializing in leveraged buyouts. Mr. Levy acts as a principal investor at Hyde Park Holdings,LLC and is involved in identifying, financing, acquiring and managing companies operating in real estate, manufacturing, infrastructure, parking and sub-assembly. Mr. Levy is also the chairman of the board and chief executive officer of Rand Acquisition
                                                   Corporation, an OTC bulletin board listed blank check company formed in June
                                                   2004.

Neil N. Hasson, 39                                 Mr. Hasson is a Director and Chief Financial Officer of the Company. In February
                                                   2005, Mr. Hasson was appointed as a Director of Citigroup Property Investors
                                                   ("CPI").  CPI is an international real estate investment manager. Previously,
                                                   Mr. Hasson was the head of European Real Estate for DLJ Real Estate Capital
                                                   Partners, a $660 million real estate fund managed by Donaldson, Lufkin and
                                                   Jenrette ("DLJ"), where he was involved with the acquisition of real estate throughout the world. Mr. Hasson joined DLJ as a Managing Director in New York in January 1995. Mr. Hasson currently serves as a non-executive director of
                                                   Sterling Centrecorp, a real estate company listed on the Toronto Stock Exchange.

Stanley Fleishman, 53                              Mr. Fleishman is a Director of the Company. Since 1992, Mr. Fleishman has been
                                                   President and CEO of Jetro Holdings Inc., a wholesale distributor of dry and perishable retail groceries and food service items.

Errol Glasser, 51                                  Mr. Glasser is a Director of the Company. Since 1993, Mr. Glasser has been
                                                   President of Triangle Capital, LLC, a private investment and advisory company based in New York City.  Previously, Mr. Glasser was a Managing Director at
                                                   Kidder, Peabody & Co. with responsibility for its West Coast investment banking activity.

Carol Zelinski, 41                                 Ms. Zelinski is the Secretary of the Company. Since 1997, Ms. Zelinski has been an analyst at Hyde Park Holdings,LLC, a private investment firm. Ms. Zelinski is not a Director of the Company.

Compliance with Section 16(a) of the Exchange Act

      Based solely on a review of reports on Form 3 and 4 and amendments thereto furnished to the Regency during its most recent fiscal year, reports on Form 5 and amendments thereto furnished to us with respect to our most recent fiscal year, we believe that no person who, at any time during 2004, was subject to the reporting requirements of Section 16(a) with respect to Regency failed to meet such requirements on a timely basis.

Code of Ethics.

      We have adopted a Code of Ethics that applies to the Company's chief executive officer and chief financial officer. A copy of the Code of Ethics will be provided without charge to any person who requests it by writing to the address set forth on the cover page to this Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following table sets forth the annual and long-term compensation during the last three years for each of the Company's executive officers.

SUMMARY COMPENSATION TABLE

                                        Annual Compensation                                      Long Term Compensation
                             --------------------------------------------            -----------------------------------------------
                                                                                                       Securities
                                                             Other Annual             Restricted       Underlying        All Other
Name and Principal                   Salary      Bonus       Compensation            Stock Award(s)      Options        Compensation
   Position                  Year      ($)        ($)            ($)                      (#)              (#)               ($)
   --------                  ----      ---        ---            ---                      ---              ---               ---
Laurence S. Levy             2004    150,000       0              0                        0              50,000              0
President/CEO                2003    181,250       0              0                        0              75,000              0
                             2002     31,643       0              0                        0                 0                0

Neil N. Hasson               2004     50,000       0              0                        0              50,000              0
CFO                          2003     56,250       0              0                        0              75,000              0
                             2002     10,547       0              0                        0                 0                0

OPTION/SAR GRANTS

      The Option/SAR Grants Table below shows the individual grants of stock options (whether or not in tandem with SARS) and freestanding SARS made during the last completed fiscal year to any of the named executive officers.

                        OPTION GRANTS IN LAST FISCAL YEAR

                          NUMBER OF       PERCENT OF TOTAL
                          SECURITIES     OPTIONS GRANTED TO   EXCERCISE PRICE PER    MARKET PRICE ON
                          UNDERLYING        EMPLOYEES IN             SHARE            DATE OF GRANT        EXPIRATION
      NAME              OPTIONS GRANTED     FISCAL YEAR               ($)                  ($)                DATE
Laurence S. Levy            50,000               50%                 $2.01                $6.45            06/10/2014
Neil N. Hasson              50,000               50%                 $2.01                $6.45            06/10/2014

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUE

      The Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values table shows there were no exercises of stock options (nor tandem SARS) nor freestanding SARS during the last completed fiscal year by any of the named executive officers.

                       OPTION VALUES AT DECEMBER 31, 2004

                                                             EXERCISABLE NUMBER OF                      VALUE OF IN-THE-MONEY
                                                             SECURITIES UNDERLYING                        DECEMBER 31, 2004
                                                             UNEXERCISED OPTIONS AT                         (# 0F SHARES)
                                                               DECEMBER 31, 2004
                                                                 (# OF SHARES)


                            SHARES
                          ACQUIRED ON
                           EXERCISE       VALUE
NAME                      (# SHARES)     REALIZED         EXERCISABLE       UNEXERCISABLE           EXERCISABLE        UNEXERCISABLE
Laurence S.  Levy            0               0              125,000               0                  $445,500               N/A
Neil N. Hasson               0               0              125,000               0                  $445,500               N/A

INCENTIVE STOCK OPTION PLANS

Non Qualified Stock Options.

      On August 13, 2004, Messrs. Levy and Hasson were each granted options to purchase 50,000 shares of our common stock at an exercise price of $2.01 per share under the 2003 Stock Incentive Plan, as amended.

LTIP Awards.

      There have been no awards under any long-term Incentive Plan during the last completed fiscal year.

Defined Benefit Plans.

      We have no defined benefit or actuarial plans.

COMPENSATION OF DIRECTORS

      Pursuant to our 2003 Stock Incentive Plan adopted in March 2003, non-management directors receive 250 shares of our common stock for every quarter of a year of service completed. In this regard, each of Messrs. Fleishman and Glasser were issued 1,000 shares of our common stock. On August

13, 2004, Messrs. Levy and Hasson were each granted options to purchase 50,000 shares of our common stock at an exercise price of $2.01 per share under the 2003 Stock Incentive Plan, as amended.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information.

                                               (a)                           (b)                               (c)
                                                                                                 Number of securities remaining
                                   Number of Securities to be                                     available for future issuance
                                     issued upon exercise of      Weighted-average exercise      under equity compensation plans
                                      outstanding options,          price of outstanding       (excluding securities reflected in
          Plan Category                warrants and rights      options, warrants and rights               column (a))
          -------------            --------------------------   ----------------------------   ----------------------------------
Equity compensation plans                    21,000                         $5.31                              N/A
approved by security holders

Equity compensation plans not                285,000                        $1.76                            210,000
approved by security holders (1)

Total                                        306,000                        $2.00                            210,000

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

Security Ownership of Certain Beneficial Owners.

      The following table sets forth information regarding ownership of outstanding shares of our common stock as of April 8, 2005 by those individuals or groups who have advised us that they own more than five percent (5%) of such outstanding shares.

Name and Address of
Beneficial Owner                   Amount Beneficially Owned    Percent of Class
----------------                   -------------------------    ----------------

Royalty Holdings LLC and Royalty         1,823,738 (1)               60.36%
Management, Inc.
450 Park Avenue
New York, New York 10022

Raffles Associates, L.P.                   167,567 (2)                5.55%
450 Seventh Avenue
New York, New York 10123

Laurence S. Levy (1)                     1,948,738 (1)(3)            61.94%
c/o Hyde Park Holdings, LLC
450 Park Avenue
New York, New York 10022.

----------
(1) Based on information contained in the Amended Statement on Schedule 13D filed by such entities on October 18, 2004.
(2) Based on information contained in the amended Statement on Schedule 13G filed by such entity on January 20, 2005.
(3) Comprised of (i) the 1,823,738 shares that are beneficially owned by Royalty Management, Inc., of which Mr. Levy is the President, sole director and sole stockholder and (ii) 125,000 shares underlying currently exercisable options granted to Mr. Levy under the Company's 2003 Stock Incentive Plan, as amended.

The following table sets forth certain information as of April 8, 2005 regarding the ownership of Common Stock by (i) each director and nominee for director,
(ii) each individual named in the Summary Compensation Table contained herein, and (iii) all current executive officers and directors of the Company as a group. Except as otherwise indicated, each such stockholder has sole voting and investment power with respect to the shares beneficially owned by such stockholder.

Name and Address of
Beneficial Owner                   Amount Beneficially Owned    Percent of Class
----------------                   -------------------------    ----------------

Laurence S. Levy (1)                     1,948,738 (2)               61.94%

Neil N. Hasson (1)                         125,000 (3)                3.97%

Errol Glasser                               18,750 (4)             Less than 1%
280 Madison Avenue
Suite 600
New York, New York 10016

Stanley Fleishman                           14,500 (4)             Less than 1%
c/o Jetro
15-24 132rd Street
College Point, New York 10123

Raffles Affiliates, Inc.                   167,567 (5)                5.55%
450 Seventh Avenue
Suite 509
New York, New York 10123

All current Directors and
Executive Officers as a group            2,107,238                   63.93%

----------
(1) The address of such beneficial owner is c/o Hyde Park Holdings, LLC, 450 Park Avenue, New York, New York 10022.
(2) Comprised of (i) the 1,823,738 shares that are beneficially owned by Royalty Management, Inc., of which Mr. Levy is the President, sole director and sole stockholder and (ii) 125,000 shares underlying currently exercisable options granted to Mr. Levy under the Company's 2003 Stock Incentive Plan, as amended.

(3) Comprised of 125,000 shares of Common Stock underlying options currently exercisable granted to Mr. Hasson under the Company's 2003 Stock Incentive Plan, as amended.
(4) Includes 12,500 shares of Common Stock underlying stock options currently exercisable or exercisable within sixty days issued to such individual under the Company's 2003 Stock Incentive Plan, as amended.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Note Conversion

On July 3, 2003 Royalty converted the remaining $2,004,098 outstanding principal amount of its

      Convertible Promissory Note plus accrued interest into 1,037,738 shares of Common Stock. The note had been issued to Royalty as part of the Company's October 2002 recapitalization transactions.

Note Repayment

      On July 3, 2003 the Company repaid the full $1,250,000 principal amount of, and all accrued and unpaid interest under, the 9% Promissory Note of the Company held by Royalty. The note had been issued to Royalty as part of the Company's October 2002 recapitalization transactions.

Employment Agreements

      See "ITEM 10. EXECUTIVE COMPENSATION - EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS" which is incorporated herein by reference.

Other Arrangements

      See "ITEM 1. BUSINESS - NARRATIVE DESCRIPTION OF BUSINESS - "National Resource Development Corporation; Iron Mountain Resources, Inc.", which is incorporated by reference herein.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

      a.    The following documents are filed as part of this report:

      1.    Financial Statements:                                           Page
            --------------------                                            ----
            Independent Accountant's Report                                  F-1

            Consolidated Balance Sheets                                F-2 - F-3

            Consolidated Statements of Operations                            F-4

            Consolidated Statements of Shareholders' Equity                  F-5

            Consolidated Statements of Cash Flows                      F-6 - F-7

            Notes to Consolidated Financial Statements                F-8 - F-29

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

      10.2              Amendment No. 1 to 2003 Stock Incentive Plan (filed as
                        Exhibit 8 to Amendment No. 3 to Schedule 13D filed by Royalty Holdings LLC, Royalty Management, Inc., Laurence Levy and Neil Hasson on October 3, 2003, and incorporated herein by reference.) *

      10.3              Amendment No. 2 to 2003 Stock Incentive Plan (filed as
                        Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB on August 23, 2004, and incorporated herein by reference.) *

      10.4 Stock Option Agreement, dated April 1, 2003, between the Company and Stanley Fleishman (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-KSB for the year ended 2002 filed on April 15, 2003, and incorporated herein by reference). *

      10.5 Stock Option Agreement, dated April 1, 2003, between the Company and Errol Glasser (filed as Exhibit 10.3 to the Company's Annual Report on Form 10-KSB for the year ended 2002 filed on April 15, 2003, and incorporated herein by reference). *

      Exhibit No.       Description of Document
      -----------       -----------------------

      10.6 Stock Option Agreement, dated April 1, 2003, between the Company and Laurence Levy (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-KSB for the year ended 2002 filed on April 15, 2003, and incorporated herein by reference). *

      10.7 Stock Option Agreement, dated April 1, 2003, between the Company and Neil Hasson (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the year ended 2002 filed on April 15, 2003, and incorporated herein by reference). *

      10.8 Stock Option Agreement, dated October 1, 2003 between the Company and Laurence Levy (filed as Exhibit 11 to Amendment No. 3 to Schedule 13D filed by Royalty Holdings LLC, Royalty Management, Inc., Laurence Levy and Neil Hasson on October 3, 2003, and incorporated herein by reference). *

      10.9 Stock Option Agreement, dated October 1, 2003 between the Company and Neil Hasson (filed as Exhibit 12 to Amendment No. 3 to Schedule 13D filed by Royalty Holdings LLC, Royalty Management, Inc., Laurence Levy and Neil Hasson on October 3, 2003, and incorporated herein by reference). *

      10.10 Stock Option Agreement, dated October 1, 2003 between the Company and Errol Glasser. *

      10.11 Stock Option Agreement, dated October 1, 2003 between the Company and Stanley Fleishman. *

      10.12 Stock Option Agreement, dated as of August 13, 2004 between the Company and Laurence Levy (filed as Exhibit
                        10.2 to the Company's Quarterly Report on Form 10-Q filed on August 23, 2004, and incorporated herein by reference). *

      10.13 Stock Option Agreement, dated as of August 13, 2004 between the Company and Neil Hasson (filed as Exhibit
                        10.3 to the Company's Quarterly Report on Form 10-Q filed on August 23, 2004, and incorporated herein by reference). *

      10.14 License Agreement, dated March 17, 2003, between the Company and Royalty Management, Inc. (filed as Exhibit
                        10.1 to the Company's Annual Report on Form 10-KSB for the year ended 2002 filed on April 15, 2003, and incorporated herein by reference).

      10.15 Demand Note from the Company in favor of Royalty Holdings LLC (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the year ended 2002 filed on April 15, 2003, and incorporated herein by reference).

      10.16 Redemption Agreement, dated October 16, 2002, between the Company and Statesman (filed as exhibit 99.1 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).

      10.17 Call Option Agreement, dated October 16, 2002, between the Company and Statesman (filed as exhibit 99.2 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).

      Exhibit No.       Description of Document
      -----------       -----------------------

      10.18 Contingent Payment Agreement, dated October 16, 2002, between the Company and William R. Ponsoldt, Sr. (filed as exhibit 99.3 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference). *

      10.19 Amended and Restated Certificate of Designations of the Series C Preferred Stock (filed as exhibit 99.4 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).

      10.20 Note Purchase Agreement, dated October 16, 2002, between the Company Royalty Holdings LLC (filed as exhibit 99.5 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).

      10.21 5% Convertible Promissory Note of the Company (filed as exhibit 99.6 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).

      10.22 9% Promissory Note of the Company (filed as exhibit 99.7 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).

      10.23 Amended and Restated Promissory Note of the Company (filed as exhibit 99.8 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).

      10.24             Amendment No. 1 to Pledge Agreement (filed as exhibit
                        99.9 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).

      10.25 Letter Agreement, dated October 16, 2002, between the Company and Statesman (filed as exhibit 99.10 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).

      10.26 Employment Agreement, dated October 16, 2002, between Laurence S. Levy and the Company (filed as exhibit 99.11 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference). *

      10.27 Employment Agreement, dated October 16, 2002, between Neil N. Hasson and the Company (filed as exhibit 99.12 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference). *

      Exhibit No.       Description of Document
      -----------       -----------------------

      10.28 Employment Agreement dated June 3, 1997, between Regency Affiliates, Inc. and William R. Ponsoldt, Sr., and Agreement dated June 3, 1997, between Regency Affiliates, Inc. and Statesman Group, Inc. (filed as exhibits 10(a) and (b) to the Company's report on Form 8-K dated June 13, 1997, and incorporated herein by reference). *

      10.29 Asset Purchase and Sale Agreement dated February 27, 1997, between Rustic Crafts Co., Inc. and certain individuals, as Sellers, and Regency Affiliates, Inc., as Purchaser, and Assignment and Assumption of Purchase Agreement dated March 17, 1997, between Regency Affiliates, Inc., and Rustic Crafts International, Inc. (filed as exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 at page E-1, and incorporated herein by reference).

      10.30 Amended and Restated Agreement between Regency Affiliates, Inc. and the Statesman Group, Inc., dated March 24, 1998 (filed as exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, at page E-36, and incorporated herein by reference).

      10.31 Loan Agreement and Pledge and Security Agreement with KBC Bank N.V., dated June 24, 1998 (filed as exhibits
                        10.1 and 10.2 to the Company's report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference).

      10.22 Security Land And Development Company Limited Partnership Agreement, as amended by Amendment Nos. 1 through 6 (filed as Exhibit 1(a) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

      10.33 Seventh Amendment to Partnership Agreement of Security Land and Development Company Limited Partnership dated June 24, 1998 (filed as exhibit 10.3 to the Company's report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference).

      10.34 Eighth Amendment to Partnership Agreement of Security Land and Development Company Limited Partnership, dated April 8, 2003 (filed as Exhibit 10.27 to the Company report on Form 10-KSB for the year ended December 31, 2002, filed on April 15, 2003, and incorporated herein by reference).

      10.35 Purchase Agreement for a 5% Limited Partnership Interest in 1500 Woodlawn Limited Partnership, the General Partner of Security (filed as exhibit 10.2 to the Company's report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference).

      Exhibit No.       Description of Document
      -----------       -----------------------

      10.36 Glas-Aire Redemption Agreement (incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 16, 2001).

      10.37 Statesman exercise agreement (incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 25, 2001).

      10.38 Ninth Amendment to Security Land and Development Company Limited Partnership Amended and Restated Limited Partnership Agreement (filed as Exhibit 10.1 to the Company's Form 8-K filed on June 25, 2003, and incorporated herein by reference).

      10.39 Seventh Amendment to First Amended and Restated Limited Partnership Agreement of 1500 Woodlawn Limited Partnership (filed as Exhibit 10.2 to the Company's Form 8-K filed on June 25, 2003, and incorporated herein by reference).

      10.40 Assignment and Assumption Agreement, dated as of April 30, 2004, between DTE Mobile, LLC and Regency Power Corporation (incorporated by reference from the Company's Current Report on 8-K filed on May 11, 2004).

      10.41 Membership Interest Purchase Agreement, dated as of January 30, 2004, between MESC Capital, LLC and Mobile Energy Services Holdings, Inc. (incorporated by reference from the Company's Current Report on 8-K filed on May 11, 2004).

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

      b. The following reports on Form 8-K were filed by the Company during the quarter ended December 31, 2004. No financial statements were filed in any such reports.

      Date Filed                                Item No.
      ----------                                --------

      November 8, 2004                         8.01, 9.01

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following table sets forth the fees billed by the Company's independent auditor, Rosenberg, Rich, Baker, Berman & Company during fiscal years ended December 31, 2004 and December 31, 2003.

                                              Audit                     All
                                  Audit       Related        Tax        Other
                                  Fees (a)    Fees (b)       Fees (c)   Fees (d)

      For the period ended        $32,513      $ --          $18,500     $ --
        December 31, 2004

      For the period ended        $57,736      $ --          $18,267     $ --
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

                                        REGENCY AFFILIATES, INC.


April 14, 2005                          By: /s/ Laurence S. Levy
     Date                                   ------------------------------------
                                            Laurence S. Levy, President and
                                            Chief Executive Officer


April 14, 2005                          By: /s/ Neil N. Hasson
     Date                                   ------------------------------------
                                            Neil N. Hasson, Chief Financial
                                            Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


April 14, 2005                          By: /s/ Laurence S. Levy
     Date                                   ------------------------------------
                                            Laurence S. Levy, President,
                                            Chief Executive Officer and Director


April 14, 2005                          By: /s/ Neil N. Hasson
     Date                                   ------------------------------------
                                            Neil N. Hasson, Chief Financial
                                            Officer and Director


April 14, 2005                          By: /s/ Errol Glasser
     Date                                   ------------------------------------
                                            Errol Glasser, Director


April 14, 2005                          By: /s/ Stanley Fleishman
     Date                                   ------------------------------------
                                            Stanley Fleishman, Director

                                INDEX TO EXHIBITS

      1.    Financial Statements:                                           Page
            --------------------                                            ----

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

      10.2              Amendment No. 1 to 2003 Stock Incentive Plan (filed as
                        Exhibit 8 to Amendment No. 3 to Schedule 13D filed by Royalty Holdings LLC, Royalty Management, Inc., Laurence Levy and Neil Hasson on October 3, 2003, and incorporated herein by reference.) *

      10.3              Amendment No. 2 to 2003 Stock Incentive Plan (filed as
                        Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB on August 23, 2004, and incorporated herein by reference.) *

      10.4 Stock Option Agreement, dated April 1, 2003, between the Company and Stanley Fleishman (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-KSB for the year ended 2002 filed on April 15, 2003, and incorporated herein by reference). *

      10.5 Stock Option Agreement, dated April 1, 2003, between the Company and Errol Glasser (filed as Exhibit 10.3 to the Company's Annual Report on Form 10-KSB for the year ended 2002 filed on April 15, 2003, and incorporated herein by reference). *

      10.6 Stock Option Agreement, dated April 1, 2003, between the Company and Laurence Levy (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-KSB for the year ended 2002 filed on April 15, 2003, and incorporated herein by reference). *

      10.7 Stock Option Agreement, dated April 1, 2003, between the Company and Neil Hasson (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the year ended 2002 filed on April 15, 2003, and incorporated herein by reference). *

      Exhibit No.       Description of Document
      -----------       -----------------------

      10.8 Stock Option Agreement, dated October 1, 2003 between the Company and Laurence Levy (filed as Exhibit 11 to Amendment No. 3 to Schedule 13D filed by Royalty Holdings LLC, Royalty Management, Inc., Laurence Levy and Neil Hasson on October 3, 2003, and incorporated herein by reference). *

      10.9 Stock Option Agreement, dated October 1, 2003 between the Company and Neil Hasson (filed as Exhibit 12 to Amendment No. 3 to Schedule 13D filed by Royalty Holdings LLC, Royalty Management, Inc., Laurence Levy and Neil Hasson on October 3, 2003, and incorporated herein by reference). *

      10.10 Stock Option Agreement, dated October 1, 2003 between the Company and Errol Glasser. *

      10.11 Stock Option Agreement, dated October 1, 2003 between the Company and Stanley Fleishman. *

      10.12 Stock Option Agreement, dated as of August 13, 2004 between the Company and Laurence Levy (filed as Exhibit
                        10.2 to the Company's Quarterly Report on Form 10-Q filed on August 23, 2004, and incorporated herein by reference). *

      10.13 Stock Option Agreement, dated as of August 13, 2004 between the Company and Neil Hasson (filed as Exhibit
                        10.3 to the Company's Quarterly Report on Form 10-Q filed on August 23, 2004, and incorporated herein by reference). *

      10.14 License Agreement, dated March 17, 2003, between the Company and Royalty Management, Inc. (filed as Exhibit
                        10.1 to the Company's Annual Report on Form 10-KSB for the year ended 2002 filed on April 15, 2003, and incorporated herein by reference).

      10.15 Demand Note from the Company in favor of Royalty Holdings LLC (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the year ended 2002 filed on April 15, 2003, and incorporated herein by reference).

      10.16 Redemption Agreement, dated October 16, 2002, between the Company and Statesman (filed as exhibit 99.1 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).

      10.17 Call Option Agreement, dated October 16, 2002, between the Company and Statesman (filed as exhibit 99.2 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).

      10.18 Contingent Payment Agreement, dated October 16, 2002, between the Company and William R. Ponsoldt, Sr. (filed as exhibit 99.3 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference). *

      10.19 Amended and Restated Certificate of Designations of the Series C Preferred Stock (filed as exhibit 99.4 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).

      Exhibit No.       Description of Document
      -----------       -----------------------

      10.20 Note Purchase Agreement, dated October 16, 2002, between the Company Royalty Holdings LLC (filed as exhibit 99.5 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).
      10.21 5% Convertible Promissory Note of the Company (filed as exhibit 99.6 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).

      10.22 9% Promissory Note of the Company (filed as exhibit 99.7 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).

      10.23 Amended and Restated Promissory Note of the Company (filed as exhibit 99.8 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).

      10.24             Amendment No. 1 to Pledge Agreement (filed as exhibit
                        99.9 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).

      10.25 Letter Agreement, dated October 16, 2002, between the Company and Statesman (filed as exhibit 99.10 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).

      10.26 Employment Agreement, dated October 16, 2002, between Laurence S. Levy and the Company (filed as exhibit 99.11 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference). *

      10.27 Employment Agreement, dated October 16, 2002, between Neil N. Hasson and the Company (filed as exhibit 99.12 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference). *

      10.28 Employment Agreement dated June 3, 1997, between Regency Affiliates, Inc. and William R. Ponsoldt, Sr., and Agreement dated June 3, 1997, between Regency Affiliates, Inc. and Statesman Group, Inc. (filed as exhibits 10(a) and (b) to the Company's report on Form 8-K dated June 13, 1997, and incorporated herein by reference). *

      Exhibit No.       Description of Document
      -----------       -----------------------

      10.29 Asset Purchase and Sale Agreement dated February 27, 1997, between Rustic Crafts Co., Inc. and certain individuals, as Sellers, and Regency Affiliates, Inc., as Purchaser, and Assignment and Assumption of Purchase Agreement dated March 17, 1997, between Regency Affiliates, Inc., and Rustic Crafts International, Inc. (filed as exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 at page E-1, and incorporated herein by reference).

      10.30 Amended and Restated Agreement between Regency Affiliates, Inc. and the Statesman Group, Inc., dated March 24, 1998 (filed as exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, at page E-36, and incorporated herein by reference).

      10.31 Loan Agreement and Pledge and Security Agreement with KBC Bank N.V., dated June 24, 1998 (filed as exhibits
                        10.1 and 10.2 to the Company's report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference).

      10.32 Security Land And Development Company Limited Partnership Agreement, as amended by Amendment Nos. 1 through 6 (filed as Exhibit 1(a) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

      10.33 Seventh Amendment to Partnership Agreement of Security Land and Development Company Limited Partnership dated June 24, 1998 (filed as exhibit 10.3 to the Company's report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference).

      10.34 Eighth Amendment to Partnership Agreement of Security Land and Development Company Limited Partnership, dated April 8, 2003 (filed as Exhibit 10.27 to the Company report on Form 10-KSB for the year ended December 31, 2002, filed on April 15, 2003, and incorporated herein by reference).

      10.35 Purchase Agreement for a 5% Limited Partnership Interest in 1500 Woodlawn Limited Partnership, the General Partner of Security (filed as exhibit 10.2 to the Company's report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference).

      10.36 Glas-Aire Redemption Agreement (incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 16, 2001).

      10.37 Statesman exercise agreement (incorporated herein by reference to the Company's Current Report on Form 8-K filed on October 25, 2001).

      Exhibit No.       Description of Document
      -----------       -----------------------

      10.38 Ninth Amendment to Security Land and Development Company Limited Partnership Amended and Restated Limited Partnership Agreement (filed as Exhibit 10.1 to the Company's Form 8-K filed on June 25, 2003, and incorporated herein by reference).

      10.39 Seventh Amendment to First Amended and Restated Limited Partnership Agreement of 1500 Woodlawn Limited Partnership (filed as Exhibit 10.2 to the Company's Form 8-K filed on June 25, 2003, and incorporated herein by reference).

      10.40 Assignment and Assumption Agreement, dated as of April 30, 2004, between DTE Mobile, LLC and Regency Power Corporation (incorporated by reference from the Company's Current Report on 8-K filed on May 11, 2004).

      10.41 Membership Interest Purchase Agreement, dated as of January 30, 2004, between MESC Capital, LLC and Mobile Energy Services Holdings, Inc. (incorporated by reference from the Company's Current Report on 8-K filed on May 11, 2004).

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

                    Regency Affiliates, Inc. and Subsidiaries

                        Consolidated Financial Statements

                           December 31, 2004 and 2003

                    Regency Affiliates, Inc. and Subsidiaries
                        Index to the Financial Statements

                                                                        Page

Independent Registered Public Accounting Firm's Report                   F-1

Financial Statements

           Consolidated Balance Sheets                                   F-2

           Consolidated Statements of Operations                         F-4

           Consolidated Statements of Shareholders' Equity               F-5

           Consolidated Statements of Cash Flows                      F-6 - F-7

Notes to Consolidated Financial Statements                            F-8 - F-29

                Report of Independent Registered Accounting Firm

To the Board of Directors and Stockholders of Regency Affiliates, Inc. and Subsidiaries

We have audited the consolidated balance sheets of Regency Affiliates, Inc. and Subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regency Affiliates, Inc. and Subsidiaries as of December 31, 2004 and 2003 and the results of its consolidated operations, changes in shareholder's equity and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                    /s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
April 13, 2005

                    Regency Affiliates, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                            December 31,
                                                    ----------------------------
                                                       2004             2003
                                                    -----------      -----------
Assets

Current Assets
  Cash and cash equivalents                         $ 1,469,354      $   451,249
  Marketable securities                               8,992,256       18,495,025
  Accounts receivable, net of allowance                      --            3,077
  Accrued interest receivables                          347,242          299,324
  Notes receivable - current                                 --          327,936
  Other current assets                                   41,896           64,294
                                                    -----------      -----------

      Total Current Assets                           10,850,748       19,640,905

Notes receivable, net of current portion                     --          801,335

Property, plant and equipment, net                        1,899          489,972

Investment in partnerships                            7,757,157          599,268

Other Assets
  Aggregate inventory                                   832,427          832,427
  Deferred costs                                        250,000          250,000
  Other                                                   1,300            1,300
                                                    -----------      -----------
      Total Other Assets                              1,083,727        1,083,727
                                                    -----------      -----------

            Total Assets                            $19,693,531      $22,615,207
                                                    ===========      ===========


See notes to the consolidated financial statements.                          F-2

                    Regency Affiliates, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                    December 31,
                                                                           -----------------------------
                                                                               2004             2003
                                                                           ------------     ------------
Liabilities and Shareholders' Equity
    Current Liabilities
      Accounts payable and accrued expenses                                $    690,827     $    706,873

                                                                           ------------     ------------
          Total Current Liabilities                                             690,827          706,873

    Deferred credit                                                             502,822        1,802,047

    Shareholders' equity
      Serial preferred stock not subject to mandatory redemption
        (Maximum liquidation preference $24,975,312)                          1,052,988        1,052,988
      Common stock, par value $.01; 10,000,000 shares authorized and
        3,020,412 shares issued outstanding                                      30,204           37,733
      Additional paid-in capital                                              8,182,631        8,180,545
      Readjustment resulting from quasi-reorganization at December 1987      (1,670,596)      (1,670,596)
      Retained earnings                                                      13,640,290       14,963,860
      Note receivable - sale of stock                                        (2,440,000)      (2,440,000)
      Treasury stock, 47,000 and 1,160,233 shares in 2004 and 2003,
        Respectively                                                           (295,635)         (18,243)
                                                                           ------------     ------------

          Total Shareholders' Equity                                         18,499,882       20,106,287
                                                                           ------------     ------------

                                                                           $ 19,693,531     $ 22,615,207
                                                                           ============     ============


See notes to the consolidated financial statements.                          F-3

                    Regency Affiliates, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                            December 31,
                                                       2004             2003

Net Sales                                           $        --     $        --
                                                    -----------     -----------

Costs and expenses
      General and Administrative expenses             3,710,057       5,685,109
                                                    -----------     -----------

Loss from operations                                 (3,710,057)     (5,685,109)
                                                    -----------     -----------

Other income (expense)
Income from equity investment in partnerships         2,156,967       3,483,381
Rental income                                             4,599          95,984
Interest and dividend income                            261,948         185,844
Other income, net                                         4,468         387,263
Interest expense                                             --        (714,979)
                                                    -----------     -----------

Net loss before income taxes                         (1,282,075)     (2,247,616)

Income tax (expense) benefit                            (41,495)        (70,724)
                                                    -----------     -----------

Net Loss                                            $(1,323,570)    $(2,318,340)
                                                    ===========     ===========

Net loss per common share:

    Basic and diluted                               $     (0.44)    $     (0.93)
                                                    -----------     -----------

    Weighted average number of shares                 3,019,317       2,502,657
                                                    -----------     -----------


See notes to the consolidated financial statements.                          F-4

                    Regency Affiliates, Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                     Years Ended December 31, 2004 and 2003

                                                                                                                      Readjustment
                                                   Preferred Stock               Common Stock           Additional      Resulting
                                             --------------------------   ---------------------------     Paid in      from Quasi-
                                                Shares        Amount         Shares         Amount        Capital     Reorganization
                                             -----------   ------------   ------------   ------------   ------------  --------------
Balance - January 1, 2003                        605,291   $  1,052,988      2,024,382   $     27,341   $  6,106,560   $ (1,670,596)

    Shares cancelled, returned to treasury                                     (45,208)                          452

    Common stock issued upon conversion of
      note payable/accrued interest                   --             --      1,037,738         10,377      2,065,098             --

    Common stock issued for services                  --             --          1,500             15          8,435             --
        Net loss                                      --             --             --             --             --             --
                                             -----------   ------------   ------------   ------------   ------------   ------------

Balance - December 31, 2003                      605,291      1,052,988      3,018,412         37,733      8,180,545     (1,670,596)
                                             ===========   ============   ============   ============   ============   ============

    Retirement of treasury shares                                                              (7,549)       (10,694)

    Purchase treasury shares
      note payable/accrued interest                   --             --                                                          --

    Common stock issued for services                  --             --          2,000             20         12,780             --

        Net loss                                      --             --             --             --             --             --
                                             -----------   ------------   ------------   ------------   ------------   ------------

Balance - December 31, 2004                      605,291   $  1,052,988      3,020,412   $     30,204   $  8,182,631   $ (1,670,596)
                                             ===========   ============   ============   ============   ============   ============

                                                                 Note                Treasury Stock                Total
                                               Retained       Receivable       ----------------------------    Stockholders'
                                               Earnings      Sale of Stock        Shares         Amount            Equity
                                             ------------    -------------     ------------    ------------    -------------
Balance - January 1, 2003                    $ 17,282,200     $ (2,440,000)       1,115,025    $    (17,791)    $ 20,340,702

    Shares cancelled, returned to treasury                                           45,208            (452)              --

    Common stock issued upon conversion of
      note payable/accrued interest                    --               --               --              --        2,075,475

    Common stock issued for services                   --               --               --              --            8,450
        Net loss                               (2,318,340)              --               --              --       (2,318,340)
                                             ------------     ------------     ------------    ------------     ------------

Balance - December 31, 2003                    14,963,860       (2,440,000)       1,160,233         (18,243)      20,106,287
                                             ============     ============     ============    ============     ============

    Retirement of treasury shares                                                (1,160,233)         18,243                0

    Purchase treasury shares                                                         47,000        (295,635)        (295,635)
      note payable/accrued interest                    --               --               --              --

    Common stock issued for services                   --               --               --              --           12,800

        Net loss                               (1,323,570)              --               --              --       (1,323,570)
                                             ------------     ------------     ------------    ------------     ------------

Balance - December 31, 2004                  $ 13,640,290     $ (2,440,000)          47,000    $   (295,635)    $ 18,499,882
                                             ============     ============     ============    ============     ============


See notes to the consolidated financial statements.                          F-5

                    Regency Affiliates, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                              Years Ended December 31,
                                                                          -------------------------------
                                                                              2004              2003
                                                                          -------------     -------------
Cash flows from operating activities
    Net loss                                                              $  (1,323,570)    $  (2,318,340)
    Adjustments to reconcile net loss to net cash provided
      (used) by operating activities
        Income from equity investment in partnerships                        (2,156,969)       (3,483,381)
        Impairment of notes receivable                                        1,127,708                --
        Interest accretion on long-term debt                                         --           474,674
        Depreciation and amortization                                             4,658           493,927
        Issuance of common stock in lieu of cash                                 12,800             8,450
        Unrealized gain on marketable securities                               (104,242)          (65,380)
        Impairment of property and equipment                                         --         1,466,109
        Changes in assets and liabilities
          Decrease (increase) in accounts receivable                              3,077            (2,852)
          Loan receivable - Operating                                                --           250,000
          Decrease (increase) in accrued receivables                            (47,918)         (158,884)
          Decrease (increase) in income taxes receivable                             --            11,149
          Decrease (increase) in other current assets                            22,399           (49,584)
          Decrease (increase) in other assets                                        --                73
          Increase (decrease) in accounts payable and accrued expenses          (16,047)       (1,668,731)
              Net cash (used) by operating activities                        (2,478,104)       (5,042,770)
                                                                          -------------     -------------
Cash flows from investing activities
    Cash investments in MESC Capital, LLC                                    (7,300,145)               --
    Payments received on notes receivable                                         1,563             1,663
    Distribution of earnings from partnership                                 1,000,000        41,119,881
    Purchases of marketable securities                                     (129,892,989)      (18,429,645)
    Proceeds from sales of marketable securities                            139,500,000                --
    Net proceeds from the sale of property and equipment                        483,415                --
                                                                          -------------     -------------
              Net cash provided by investing activities                       3,791,844        22,691,899
                                                                          -------------     -------------
Cash flows from financing activities
    Payment of long-term debt                                                        --       (16,369,947)
    Repayment of notes payable - bank                                                --          (798,938)
    Repayment of notes payable - other                                               --          (130,036)
    Purchase of treasury stock                                                 (295,635)               --
                                                                          -------------     -------------
              Net cash used in financing activities                            (295,635)      (17,298,921)
                                                                          -------------     -------------

Net increase in cash and cash equivalents                                 $   1,018,105     $     350,208
Cash and cash equivalents - beginning                                           451,249           101,041
                                                                          -------------     -------------
Cash and cash equivalents - ending                                        $   1,469,354     $     451,249
                                                                          =============     =============


See notes to the consolidated financial statements.                          F-6

                    Regency Affiliates, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (continued)

                                                       Years Ended December 31,
                                                     ---------------------------
                                                        2004             2003
                                                     ---------        ----------
Supplemental disclosures of cash flow information:
      Cash paid during the year for
       Interest                                      $      --        $4,393,983
       Income taxes                                  $  41,495        $  252,371

      Supplemental disclosures of noncash investing and financing activities:

      During the year ended December 31, 2004, the Company has recorded the retirement of 1,160,233 shares of cancelled treasury stock at a cost of $18,243 resulting in a reduction of common stock of $7,549 and additional paid-in capital of $10,694.

      In 2003, $2,004,098 in convertible notes payable and $71,377 in accrued interest thereupon were converted into 1,037,738 shares of common stock.

      In 2003, the Company reached an agreement to restructure a note receivable, whereby accrued interest receivable of $23,934 was converted into part of the principal on the new note receivable.


See notes to the consolidated financial statements.                          F-7

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

      A. Principles of Consolidation and Nature of Business - The consolidated financial statements include the accounts of Regency Affiliates, Inc. (the "Company"), its wholly owned subsidiary Speed.com, Inc. through March 1, 2003, the date of dissolution, its 75% owned subsidiary, Iron Mountain Resources, Inc. ("IMR") since December 13, 2001, and its 80% owned subsidiaries, National Resource Development Corporation ("NRDC"), RegTransco, Inc. ("RTI") through March 1, 2003, the date of dissolution and Transcontinental Drilling Company ("Drilling") through June 3, 2003, the date of dissolution. All significant intercompany balances and transactions have been eliminated in consolidation.

      Regency Affiliates, Inc.'s share of consolidated net assets at December 31, 2004 and 2003 consists principally of cash and cash equivalents of approximately $144,800 and $436,000 respectively, marketable securities of approximately $8,992,000 and $18,500,000 respectively, investment in partnerships of approximately $7,760,000 and $599,000, respectively, property, plant and equipment of approximately $1,900 and $6,600, respectively, and liabilities of approximately $691,000 and $707,000, respectively.

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

      The effect of any conversion has not been included as it would be anti-dilutive.

      D. Securities Issued for Services - The Company accounts for stock issued for services under the intrinsic value method. For stock issued for services, the fair market value of the Company's stock on the date of stock issuance is used. The Company has adopted Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation". The statement generally suggests, but does not require, stock-based compensation transactions to be accounted for based on the fair value of the services rendered or the fair value of the equity instruments issued, whichever is more reliably measurable. Securities issued for services amounted to $12,800 in 2004 and $8,450 in 2003. The underlying fair value of the common shares amounted to $640 and $5.63 per share, respectively.

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

      G. Property, Plant and Equipment - Property, plant and equipment are carried at cost. Depreciation is provided over the estimated useful lives of the assets by the use of the straight-line and declining balance methods. These items consist of the following at December 31, 2004 and 2003:

                                          2004        2003
                                        --------    --------
            Land                        $     --    $ 24,797
            Building                          --     548,967
            Leasehold improvements            --       4,516
            Machinery and equipment       43,708      43,708
                                        --------    --------
                                          43,708     621,988
            Accumulated depreciation      41,809     132,016
                                        --------    --------
                                        $  1,899    $489,972
                                        ========    ========

      Depreciation expense for the years ended December 31, 2004 and 2003 was $4,658 and $81,196, respectively.

      At December 31, 2003, the Company owned rental property in Scranton, PA consisting of land, building and related leasehold improvements that was being held for sale. The Company assessed the fair value of this property based on the selling price less costs to sell resulting from an offer which was in negotiation at year-end. Based on this assessment, it was determined that the carrying costs of this property were impaired by $1,466,109. This impairment was recognized in the General and Administrative expenses caption of the Consolidated Statements of Operations and reduced the value of the land, building and leasehold improvements to a net carrying cost of $483,415 after accumulated depreciation of $531,500 less costs to sell of 48,085. No gain or loss was recognized on the transaction as the property was previously written down to fair market value. The property was sold in January 2004.

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

      In December, 2001 the aggregate inventory was sold to Iron Mountain Resources, Inc., a 75% owned subsidiary of the company in exchange for an $18,200,000 note. After defaulting on the note, on February 9, 2005, Iron Mountain Resources reconveyed the aggregate inventory to NRDC in lieu of foreclosure and the note was deemed satisfied.

      I. Debt Issuance Costs - Debt issuance costs are recorded at cost and were being amortized over 60-66 months, the life of the related loans using the effective interest method. The balance of these costs was written off due to the settlement of the related debts in the year ended December 31, 2003.

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

      K. Evaluation of Long Lived Assets - Long-lived assets are assessed for recoverability on an ongoing basis. In evaluating the fair value and future benefits of long-lived assets, their carrying value would be reduced by the excess, if any of the long-lived asset over management's estimate of the anticipated undiscounted future net cash flows of the related long-lived asset.

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

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 2. Marketable Securities

      The cost and fair value of the Company's investments in marketable securities are as follows as of December 31, 2004:

                                                                        Gross               Gross               Fair
      Trading securities:                       Amortized Cost     Unrealized Gains   Unrealized Losses         Value
                                                --------------     ----------------   -----------------      ------------
             9,000,000 US Treasury bills        $    8,987,788     $          4,468      $        --         $  8,992,256

Note 3. Investment in Partnerships

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

      In April 2003, the Company entered into an amendment to the Security partnership agreement. The amendment provides for the distribution of the net proceeds of a loan to Security to the Company and the non-Company partners on a 50/50 basis, provided that such allocation would result in a minimum distribution to the Company of $39,000,000 (a "qualified financing"). This qualified financing was obtained in June 2003 (see below). The amendment also provides that, following the qualified financing, the Company will be entitled to (i) 95% of Security's distributions of cash flow until it has received $2,000,000 of such distributions, and thereafter 50% of such distributions, and (ii) once it has received $2,000,000 of cash flow distributions, it will receive $180,000 annual management fee from Security. The foregoing percentages are inclusive of the Company's interest as a limited partner in 1500 Woodlawn, the general partner of Security.

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

      For the years ended December 31, 2004 and 2003 the Company's income from its equity investment in Security was $1,299,225 and $3,283,381, respectively. These funds, however, are principally committed to the amortization of the outstanding principal balance on Security's real estate mortgage. Security does not currently provide liquidity to the Company. For the year ended December 31, 2003, the Company earned $100,938 for management services provided to Security prior to the debt refinancing.

      The Company accounts for the Investment in Partnerships using the equity method, whereby the carrying value of these investments are increased or decreased by the Company's allocable share of book income or loss. The total amount of distributions made in excess of the Company's partnership basis as of December 31, 2004 was $502,822, which is recorded as a deferred credit on the accompanying financial statements.

      Summarized financial information for Security is as follows:

                                                             2004             2003
                                                         ------------     ------------
      Balance Sheet Data
        Cash and receivables                             $  1,227,837     $  1,292,836
        Restricted cash                                     2,744,101        3,591,631
        Real estate, net                                   38,600,829       39,298,935
        Deferred charges, net                               9,472,752       10,174,438
        Other assets                                          414,136          619,081
                                                         ------------     ------------
            Total Assets                                   52,459,655       54,976,921
                                                         ============     ============

        Accounts payable and accrued expenses                 650,690          407,182
        Project note payable                               91,904,929       95,970,491
        Other liabilities                                     177,453          240,271
                                                         ------------     ------------
            Total Liabilities                              92,733,072       96,617,944

        Partners' capital:
          Regency Affiliates, Inc.                        (40,706,414)     (40,502,870)
          Other partners                                      432,997       (1,138,153)
                                                         ------------     ------------
            Total Partners' Capital                       (40,273,417)     (41,641,023)
                                                         ------------     ------------
              Total Liabilities and Partner's Capital      52,459,655       54,976,921
                                                         ============     ============

                                                             2004             2003
                                                         ------------     ------------
      Statement of Operations Data
        Revenues                                         $ 12,943,455     $ 13,506,428
        Expenses                                            8,294,164        7,246,630
                                                         ------------     ------------
        Net operating income                                4,649,291        6,259,798
        Other expenses                                     (3,281,685)      (2,803,607)
                                                         ------------     ------------
        Net income                                       $  1,367,606     $  3,456,191
                                                         ============     ============

      See Note 15 regarding Contingencies, Risks and Uncertainties related to the Company's investment in Security.

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 3. Investment in Partnerships (Continued)

      Effective November 30, 2000 the Company invested $10,000 for a 5% limited partnership interest in 1500 Wood Lawn Limited Partnership, the general partner of Security. The Company recognized income of $3,419 in 2004 and $200,000 in 2003 from this investment.

Note 4. Investment in LLC

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

      Pursuant to APB No. 18, the Company is accounting for this investment under the equity method of accounting. The accompanying statements of operations include the equity income from operations of MESC for the period from April 30, 2004 (date of acquisition) through December 31, 2004.

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 4. Investment in LLC (Continued)

      The following summarized income statement information is presented for MESC Capital, LLC for the period from April 30, 2004 (date of acquisition) to December 31, 2004 and its predecessor:

                              Eight Months Ended
                              December 31, 2004
                              ------------------
      Sales                   $        9,231,830
      Net operating income    $        2,297,719
      Net Income              $        1,708,649

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

Note 6. Notes Receivable

      Pursuant to the sale of the net operating assets of the Company's subsidiary, Rustic Crafts, on September 30, 2002, Rustic Crafts obtained

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

      notes receivable. At December 31, 2003, these notes consisted of the following:

                                                                         2003
                                                                      ----------
      Note receivable, 5% per annum, with monthly payments
        of principal and interest of $13,342, due 9/30/07             $  707,000

      Note receivable, 7.5% per annum, with monthly
        payments of principal and interest of  $5,032, with a
        balloon payment due 9/8/06                                       422,271
                                                                      ----------
            Total                                                     $1,129,271
                                                                      ==========

      Payments on the 5% note are contingent upon the quarterly positive net cash flows of the buyer, as defined by generally accepted accounting principles. No payments have been made on this note as of December 31, 2003.

      In March, 2004, these notes were deemed to be uncollectible due to the lack of cash flows generated and the continual default on payment terms by the issuer. Management determined to record full impairment of the notes which totaled $1,182,626. This impairment is included in the General and Administrative caption of the accompanying Consolidated Statement of Operations.

Note 7. Notes Payable - Other

      To finance the redemption under the Redemption Agreement of October 16, 2002 whereby all shares owned by Statesman Group, Inc. ("Statesman") were redeemed, the Company issued two notes to Royalty Holdings, LLC ("Royalty"), an affiliate of current management, consisting of the following:

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

      At December 31, 2002, the Company had outstanding $130,036 of demand notes bearing interest at 7%, with interest payable every 120 days and at date of full repayment of principal. On July 23, 2003 the Company repaid the full $130,036 balance plus accrued interest of $8,337 thereon.

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 8. Long-Term Debt

      KBC Bank Loan - On June 24, 1998, the Company refinanced the long-term debt previously outstanding with Southern Indiana Properties, Inc. ("SIPI") and entered into a Loan Agreement (the "Loan") with KBC Bank N.V. ("KBC"). Under the terms of the Loan Agreement, KBC advanced $9,383,320. The due date of the Loan was November 30, 2003 with interest at the rate of 7.5% compounded semi-annually on each June 1 and December 1, commencing December 1, 1998. The interest could be paid by the Company in cash on these semi-annual dates or the Company could elect to add the interest to the principal of the Loan then outstanding. In June 2003, the Company repaid its long-term debt with KBC. The payoff amount was $14,145,410, which included a release fee and make-whole premium. As of December 31, 2003, the amount outstanding under the Loan was $0.

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

      KBC Bank Loan - On June 24, 1998, the Company refinanced the long-term debt previously outstanding with Southern Indiana Properties, Inc. ("SIPI") and entered into a Loan Agreement (the "Loan") with KBC Bank N.V. ("KBC"). Under the terms of the Loan Agreement, KBC advanced $9,383,320. The due date of the Loan was November 30, 2003 with interest at the rate of 7.5% compounded semi-annually on each June 1 and December 1, commencing December 1, 1998. The interest could be paid by the Company in cash on these semi-annual dates or the Company could elect to add the interest to the principal of the Loan then outstanding. In June 2003, the Company repaid its long-term debt with KBC. The payoff amount was $14,145,410, which included a release fee and make-whole premium.

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

Note 9. Modification of Authorized Shares and Repurchase of Stock

      On October 22, 2003 the Company's Board of Directors approved an amendment to the Company's Restated Certificate of Incorporation, as amended, to decrease the number of shares of authorized stock from 30,000,000 to 10,000,000 shares (consisting of 8,000,000 shares of common stock and 2,000,000 shares of preferred stock) and submitted such proposed amendment to the Company's stockholders. On October 22, 2003, Royalty Holdings LLC, the majority shareholder of the issued and outstanding shares of the Company, executed a written consent in favor of the amendment and the reduction in the number of authorized shares was enacted.

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

      In September 2003, the Company's Board of Directors authorized the repurchase of the Company's common stock in the aggregate amount not to exceed $1,000,000. The shares will be repurchased from time to time in open market transactions or privately negotiated transactions at the Company's discretion, subject to market conditions and other factors. Under the program, no shares will knowingly be purchased from the Company's officers or directors or from any such person's affiliates. On September 15, 2005, the Company Purchased 47,000 shares from an independent, third party at a price per share of $6.25 (the market price). The total cost, including commission and transfer fees was $295,635.

Note 10. Serial Preferred Stock

      At December 31, 2004 and 2003, the Company had 2,000,000 of authorized shares of $.10 par value serial preferred stock (see Note 10). Serial preferred stock at December 31, 2004 and 2003, all of which is convertible (other than Series C) and cumulative, consists of:

      Mandatory Redeemable Shares - Series E, $100 stated value, 12.5% cumulative, 566,400 designated, none issued or outstanding at December 31, 2004 and 2003

      Redeemable Shares at Company's Option

                                              Shares                              Value
                                     -------------------------  -----------------------------------------
                                                                                   2004           2003
                                                                               -----------    -----------
                                     Designated    Outstanding    Carrying     Liquidation    Liquidation
                                     ----------    -----------  -----------    -----------    -----------
      Series C, $100 stated
          value, cumulative           210,000        208,850    $   229,136    $20,885,000    $20,885,000 (a)

      Series B, $10 stated
          value, 6% cumulative        370,747        370,747        566,912      3,707,470      3,707,470

      Junior Series, D, $10
          Stated value, 7%
          cumulative                   26,000         25,694        256,940        382,842        382,842 (b)
                                      -------        -------    -----------    -----------    -----------

                                      606,747        605,291    $ 1,052,988    $24,975,312    $24,975,312
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

Note 10. Serial Preferred Stock (continued)

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

Note 11. Stock Options/Stock Option Plans

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

      On October 16, 2002, the Company redeemed the 754,950 shares of common stock of the Company owned by Statesman for $1,020,000. As a result of such transaction, Statesman is no longer a related party. The excess over par value of these shares was treated as a charge against additional paid-in capital in the accompanying financial statements. The number of shares above that were cancelled and returned to treasury stock were 0 and 45,208 in 2004 and 2003, respectively.

      Also, the Company acquired from Statesman a three-year option to acquire Statesman's 20% interest in NRDC exercisable by delivery to Statesman of the aforementioned $2,440,000 note. The Company acquired the option by paying Statesman $250,000, amending the note (and underlying pledge agreement) to limit recourse and transferring to Statesman certain office furniture and equipment. The payment has been recorded as a deferred cost in the accompanying financial statements.

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

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 11. Stock Options/Stock Option Plans (continued)

      The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for options. The Company has elected to treat these option awards to directors as employee based compensation and therefore has not recorded the estimated value of these options in the accompanying statement of operations. The fair value of the Company's stock-based compensation to directors was estimated using the Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. The Company's stock-based compensation has characteristics significantly different from those traded options and changes in the subjective input can materially affect the fair value estimate. The fair value of the Company's stock awards was estimated assuming the following assumptions: no expected dividends, risk free interest rate of 3.5% expected average life of approximately 0.5 to 9.75 years and expected stock price volatility of 90% in 2004 and 90% in 2003. The weighted average fair value of options granted was $5.57 during 2003 and $1.14 during 2002.

      Had compensation cost for the options been determined based on the fair value at the grant dates for the awards, net income and net income per common share basic and diluted would have been as follows for 2004:

                                                  As Reported        ProForma
                                                  -----------        --------
      Net income                                  (1,323,570)       (1,894,570)
      Net income attributable to common shares    (1,323,500)       (1,894,570)
      Net income per common share:
          Basic and diluted                             (.44)             (.61)

      The following is a summary of the status of the Company's options for 2004:

                                                                         Average
                                                                        Exercise
                                                             Options      Price
                                                             -------    --------
      Outstanding at beginning of year                       220,000    $   2.29
      Issued                                                 100,000        2.01
      Cancelled                                                   --          --
                                                             -------    --------
      Outstanding at end of year                             320,000        2.20
                                                             =======    ========

      The following table summarizes information about options outstanding at December 31, 2004:

      Number of outstanding and exercisable                    320,000 shares
      Average remaining contractual life                          7.66 years
      Exercise price                                              2.20 per share

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 11. Stock Options/Stock Option Plans (continued)

      Had compensation cost for the options been determined based on the fair value at the grant dates for the awards, net income and net income per common share basic and diluted would have been as follows for 2003:

                                                   As Reported       ProForma
                                                   -----------       --------
      Net income                                  $  (2,318,340)  $  (3,459,240)
      Net income attributable to common shares       (2,318,340)     (3,459,240)
      Net income per common share:
          Basic and diluted                               (0.93)          (1.38)

      The following is a summary of the status of the Company's options for 2003:

                                                                         Average
                                                                        Exercise
                                                             Options      Price
                                                             -------    --------
      Outstanding at beginning of year                        30,000     $6.51
      Issued                                                 190,000      1.62
      Cancelled                                                   --        --
                                                             -------     -----
      Outstanding at end of year                             220,000      2.29
                                                             =======     =====

      The following table summarizes information about options outstanding at December 31, 2003:

      Number of outstanding and exercisable              200,000       shares
      Average remaining contractual life                    7.66       years
      Exercise price                                        2.29       per share

Note 12. Income Taxes

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

      At December 31, 2004 and 2003, the Company's net deferred tax asset, utilizing a 34% effective tax rate, respectively, consists of:

                                                                2004            2003
                                                             -----------     -----------
      Deferred tax assets:
          Investment partnership earnings                    $               $ 1,461,000
          Net operating loss carry forward                                       942,500
          Alternative minimum tax credits                                        493,000
          Unrealized appreciation of marketable securities                       (22,000)
          Valuation allowance                                                 (2,874,500)
                                                             -----------     -----------

            Subtotal                                         $        --     $        --
                                                             ===========     ===========

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 12. Income Taxes (continued)

      The valuation allowance was established to reduce the net deferred tax asset to the amount that will more likely than not be realized. This reduction is necessary due to uncertainty of the Company's ability to utilize the net operating loss and tax credit carry forwards before they expire.

      For regular federal income tax purposes, the Company has remaining net operating loss carryforwards of approximately ($4,370,000). These losses can be carried forward to offset future taxable income and, if not utilized, will expire in varying amounts beginning in the year 2004. The Company's tax returns have not recently been examined by the Internal Revenue Service ("Service") and there is no assurance that the Service would not attempt to limit the Company's use of its net operating loss and tax credit carryforwards.

      For the years ended December 31, 2004 and 2003, the tax effect of net operating loss carryforwards reduced the current provision for regular Federal income taxes by approximately $1,388,616 and $942,500, respectively. At December 31, 2004 and 2003, the Company has provided $41,945 and $70,724, respectively, for taxes, which relate to state income taxes.

      The provision (benefit) for income taxes is as follows

                                                       2004              2003
                                                   ------------    -------------
            Current                                $     41,945    $      70,724
            Deferred                                         --               --
                                                   ------------    -------------
                                                   $     41,945    $      70,724
                                                   ============    =============

Note 13. Employment Agreements

      On June 3, 1997, the Company entered into an Employment Agreement with William R. Ponsoldt, Sr., which provided for a base salary in annual installments, in advance, of $250,000 each, which salary was adjusted on January 1 of every year by any increase since the previous January 1 in the Consumer Price Index ("CPI") for All Urban Consumers, U.S. city average, as published by the U. S. Department of Labor Bureau of Labor Statistics. As additional salary, Mr. Ponsoldt was entitled to receive an amount equal to 20% of the Company's increase in quarterly common stock net worth, which is defined to be the difference between (i) total shareholders' equity and (ii) any shareholders' equity accounts relating to preferred stock. During 2003, the Company settled the amount due Mr. Ponsoldt by payment through payroll of accrued wages of $1,225,234, which included a reduction of $250,000 from the amount offered under the Contingent Payment Agreement (see Note 15.). The Agreement provides that Mr. Ponsoldt will not compete with the Company for a two-year period following the termination of his employment and provides for indemnification under certain circumstances. On October 16, 2002, Mr. Ponsoldt resigned his position as director of the Company, and thereby terminated the Employment Agreement. Any disputes between the Company and Mr. Ponsoldt under the Agreement are to be resolved through arbitration.

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

Note 13. Employment Agreements (continued)

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

Note 14. Related Party Transactions

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

      In September 2003, Royalty advanced $90,000 to the Company under an existing credit facility. The Company repaid this advance and the accrued interest thereon of $2,584. At December 31, 2004, there are no advances due to Royalty from the Company.

      Pursuant to a License Agreement entered into in March 2003, Royalty Management, Inc., which is wholly-owned by Laurence Levy, the Company's President and a director, provides New York City office space, office supplies and services to the Company for $100,000 per year.

      Beginning with the fiscal quarter ended March 31, 2003, each non-employee director is granted 250 shares of Common Stock at the end of each full calendar quarter for which such individual has served as a director of the Company. Compensation expense of $6,350 has been recognized for issuances for the year ended December 31, 2004.

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 14. Related Party Transactions (Continued)

      On October 16, 2002, the Company redeemed all the shares of common stock of the Company owned by Statesman pursuant to the terms of a Redemption Agreement, dated October 16, 2002, between the Company and Statesman.

      The Company funded the redemption from the proceeds of an aggregate of $4,750,000 borrowed from Royalty Holdings, LLC (the "Lender"), an affiliate of Messrs. Levy and Hasson, in exchange for two notes - a $3,500,000 5% Convertible Promissory Note due October 16, 2012 and a $1,250,000 9% Promissory Note due October 16, 2007. Both notes allowed interest to accrue without current payment. The principal and interest under the Convertible Promissory Note were convertible into Common Stock at a conversion rate of $2.00 per share. On November 7, 2002, the Lender converted $1,495,902 of the principal amount of the Convertible Promissory Note plus accrued interest into 750,000 shares of Common Stock. During 2003, the remaining principal and accrued interest were converted (see first paragraph of this Note). At December 31, 2003, the balances of these notes payable are $0.

      In connection with the redemption, effective October 28, 2002, each of the former directors of the Company resigned and the four current directors were appointed to serve as the successor members of the Board of Directors. In addition, simultaneously with the redemption, all of the officers of the Company resigned and were replaced by designees of the Lender.

      In connection with the redemption, the Company acquired from Statesman a three-year option to purchase the 20% stock interest in NRDC held by Statesman. To exercise the option, the Company must deliver to Statesman for cancellation the $2.44 million note issued to the Company by Statesman in October 2001. As consideration for the option, the Company (i) paid Statesman $250,000, (ii) amended the note and related pledge agreement to limit the Company's recourse under the note and (iii) transferred to Statesman certain office furniture and equipment owned by the Company.

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

      See Note 13 for a description of Employment Agreements entered into with certain current and past members of the Company's management and Note 11 for a description of certain option grants and related transactions.

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 15. Contingencies, Risks and Uncertainties

      The Company is subject to numerous contingencies, risks and uncertainties including, but not limited to, the following that could have a severe impact on the Company:

            (i) The Company currently lacks the necessary infrastructure at the site of the Groveland Mine in order to permit the Company to make more than casual sales of the aggregate (See Note 1.H).

            (ii) A default in the Lease or sudden catastrophe to the Security West Building from uninsured acts of God or war could have a materially adverse impact upon the Company's investment in Security Land and Development Company Limited Partnership and, therefore, its financial position and results of operations (See Note 4).

            (iii)On January 20, 2004, a purported derivative and class action lawsuit (the "Delaware State Action") was filed by two dissident Company shareholders, Edward E. Gatz and Donald D. Graham, in the New Castle County Court of Chancery, Delaware, captioned Gatz et al.
            v. Ponsoldt, Sr., et al, naming as defendants certain current and former directors of the Company, Royalty and certain of its affiliates, Statesman and, nominally, the Company. The complaint alleges, among other things, breaches of fiduciary duties by the former director defendants and Statesman in connection with (i) the exercise by Statesman in 2001 of an option to acquire shares of the Company's common stock, (ii) the 2001 sale of rock aggregate by the Company to Iron Mountain and (iii) the October 2002 Restructuring Transactions. The complaint also alleges breaches of fiduciary duties by the current director defendants in connection with the payment by the Company in 2003 of accrued compensation owed to William R. Ponsoldt, Sr. for periods prior to the October 2002 Restructuring Transactions. The complaint also alleges that Royalty and its affiliates knowingly participated in the breaches of fiduciary duties by the former director defendants relating to the October 2002 Restructuring Transactions. In addition to other damages, plaintiffs seek unspecified compensatory and/or rescissory damages against all defendants, a declaration that all Company stock issued to Statesman, William R. Ponsoldt, Sr., Royalty and any person affiliated with the foregoing is void, an order rescinding any payments in any form made by the Company to William R. Ponsoldt, Sr. or any of his affiliates or family members, an order rescinding the October 2002 Restructuring Transactions, and an order rescinding Statesman's 2001 option exercise and rescinding the option itself. The Company, as a nominal defendant, has not taken any position with respect to the merits of the Delaware State Action. Each of the other defendants has moved to dismiss the Delaware State Action and these motions are pending.

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

Note 15. Contingencies, Risks and Uncertainties (Continued)

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

            (v) Royalty, an affiliate of the company's management, beneficially owns approximately 60% of the Company's common stock. As a result, Royalty has the ability to control the outcome of all matters requiring shareholder approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of the Company's assets.

            (vi) The Company does not expect to pay dividends in the foreseeable future.

            (vii) There are many public and private companies that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. The Company will be in direct competition with these other companies in its search for business opportunities. Many of these entities have significantly greater financial and personnel resources than the Company.

Note 16. Lease Commitments

      Regency leases office space and is committed to minimum lease payments through June 30, 2007 under an operating lease for premises, as follows:

            2005                   17,630
            2006                   18,511
            2007                    9,481
                                   ------
                Total              45,622
                                   ======

      Rent expense was $16,790 and $14,691 for the years ended December 31, 2004 and 2003, respectively.

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 17. Litigation

      On January 20, 2004, a purported derivative and class action lawsuit was filed by two individual shareholders of the Company in the New Castle County Court of Chancery, Delaware (the "Court"), naming as defendants certain current and former directors of the Company, Royalty Holdings LLC and certain of its affiliates, Statesman Group, Inc. and, nominally, the Company. The complaint alleges, among other things, breaches of fiduciary duties by the former director defendants and Statesman Group, Inc. in connection with (i) the exercise by Statesman Group, Inc. in 2001 of an option to acquire shares of common stock of the Company, (ii) the 2001 sale of rock aggregate by the Company to Iron Mountain Resources, Inc. and
      (iii) the October 2002 recapitalization of the Company. The complaint also alleges breaches of fiduciary duties by the current director defendants in connection with the payment by the Company in 2003 of accrued compensation owed to William R. Ponsoldt, Sr. for periods prior to the October 2002 recapitalization of the Company. The complaint also alleges that Royalty Holdings LLC and its affiliates knowingly participated in the breaches of fiduciary duties by the former director defendants relating to the October 2002 recapitalization of the Company.

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

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 17. Litigation (Continued)

      The defendants in the lawsuit other than Statesman Group, Inc. are entitled to be indemnified by the Company for damages, if any, and expenses, including legal fees, they may incur as a result of the lawsuit, subject to certain circumstances under which such indemnification is not available. In addition, other than with respect to the claims against the current director defendants in their capacities as such, none of the claims contained in the lawsuit are covered by insurance, as the Company's carrier has declined coverage on the basis of the "insured vs. insured" exclusion since one of the named plaintiffs, Donald D. Graham, was previously a director of the Company.

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

Note 18. Commitments and Contingencies

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