Form 10KSB/A
period 2004-12-31
REGENCY AFFILIATES INC
filed 2005-05-20
CIK 99249

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                       ----------------------------------

                                  FORM 10-KSB/A

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

                                 Yes |X|   No |_|

Mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year: $0.00 The number of shares outstanding of the registrant's $.01 Par Value Common Stock issued as of May 19, 2005, was 3,021,412 and the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $9,619,250.

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

Explanatory Note

This Form 10-KSB/A is being filed in connection with changes to the 2004 fiscal year audit of Security Land and Development Company Limited Partnership ("Security Land" or the "Partnership") and to correct clerical errors to Regency Affiliates, Inc's Form 10-KSB for the period ended December 31, 2004. The changes in this Form 10-KSB/A as a result of Security Land's changes in its 2004 fiscal year audit include the following:

Management's Discussion and Analysis or Plan of Operation - General - Our Stockholder's Equity at December 31, 2004 and percentage comparison to 2003 have been amended.

Management's Discussion and Analysis or Plan of Operation - 2004 Compared to 2003 - Our Income from equity investment in the Partnerships and percentage comparison to 2003, our general and administrative expenses and percentage comparison to 2003 and our Net loss and percentage comparison to 2003 have been amended.

Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources - For December 31, 2004, our total assets have been amended.

Consolidated Balance Sheets - For December 31, 2004, our Investment in the Partnerships, Deferred Credit, Retained earnings and Total Shareholders' Equity have been amended.

Consolidated Statements of Shareholder's Equity - For December 31, 2004, our Net loss, Retained earnings, and Total Stockholders' Equity have been amended.

Consolidated Statements of Cash Flows - For December 31, 2004, our Net loss, Income from equity investment in Security Land and Unrealized gain or marketable securities have been amended.

Notes to Consolidated Financial Statements - Note 3 - For December 31, 2004, our income from equity investment in the Partnerships and the total amount of the distributions made in excess of our partnership basis, Real Estate, net, Total Assets, Total Partners' deficit, Total Liabilities and Partners' deficit, our recognized income have been amended.

Notes to Consolidated Financial Statements - Note 19 has been added to discuss the changes to our Financial Statements due to the changes in Security Land's 2004 audit.

The clerical errors included the following:

Notes to Consolidated Financial Statements - Note 1 - We have corrected the amount of consolidated net assets at December 31, 2004 and the underlying fair value of the common shares issued for services in 2004.

Notes to Consolidated Financial Statements - Note 2 - We have corrected the disclosure to include the amount of the cost and fair value of our investments in marketable securities as of December 31, 2003.

Notes to Consolidated Financial Statements - Note 9 - We have corrected the date of the repurchase of stock from an independent third party.

Notes to Consolidated Financial Statements - Note 10 - We have corrected the dates of the dividends which are included in the liquidation value of Junior Series D.

Notes to Consolidated Financial Statements - Note 11 - We have corrected the line item for Net income, Net income attributable to common shares and Net income per common share.

Notes to Consolidated Financial Statements - Note 12 - We have corrected the line items for Net operating loss carryforward in 2004 and Valuation allowance in 2004.

Notes to Consolidated Financial Statements - Note 15 - We have amended subsection (iii) to reflect the current status.

Notes to Consolidated Financial Statements - Note 17 - We have amended the disclosure to reflect the current status.

Additionally, we have amended the disclosure in Item 9. Directors and Officers of the Registrant to include a discussion of an audit committee financial expert.

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

      In July 1993 we acquired an 80% interest in National Resource Development Corporation ("NRDC"). At the time, NRDC's principal asset consisted of previously quarried and stockpiled rock ("Aggregate") inventory located at a mine site in Michigan. The remaining 20% interest in NRDC is owned by Statesman Group, Inc. ("Statesman"), a former shareholder of Regency. In December 2001, the Aggregate inventory was sold to Iron Mountain Resources, Inc. ("Iron Mountain"), our 75% owned subsidiary, in exchange for an $18,200,000 note. After defaulting on the note, in February 2005 Iron Mountain reconveyed the Aggregate to NRDC in lieu of foreclosure and the note was deemed satisfied. See "NARRATIVE DESCRIPTION OF BUSINESS - National Resource Development Corporation; Iron Mountain Resources, Inc."

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

National Resource Development Corporation; Iron Mountain Resources, Inc.

      Until December 2001, our 80%-owned subsidiary, NRDC had as its principal asset approximately 70 million short tons of Aggregate located at the site of the Groveland Mine in Dickinson County, Michigan. NRDC never consummated sales of material amounts of Aggregate. In December 2001, the Aggregate was sold to Iron Mountain, a 75% owned subsidiary of Regency. The purchase price was $18,200,000 and is payable, with interest of 2.46%, in ninety-six equal payments of principal and interest commencing December 2003. The intercompany gain on this transaction has been eliminated in the consolidation process resulting in the Aggregate being carried at its historical cost. Iron Mountain was unsuccessful in its efforts to sell the Aggregate and, in December 2003, defaulted under the note to NDRC. In February 2005, in lieu of foreclosure, Iron Mountain reconveyed the Aggregate to NRDC and the note was deemed satisfied.

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

      Our Stockholders' Equity at December 31, 2004 was $19,691,060 as compared to $20,106,287 on December 31, 2003, a decrease of 2.1%.

RESULTS OF OPERATIONS

2004 COMPARED TO 2003

      Net sales were $0 in both 2004 and 2003.

      General and administrative expenses decreased by $1,975,052 or 34.7% in 2004 as compared to 2003, primarily due to a reduction in professional fees associated with litigation defense and elimination of costs associated with long term debt.

      Income from equity investment in partnerships decreased in 2004 by $2,267,883 or 65.1% as compared to 2003 due to the increase in interest expenses on the increased principal balance of debt on the Security Land property and an increase in administrative expenses for the maintenance of the Security Land property including significant repairs to the building that were expensed in 2004.

      Interest expense decreased by $714,979 in 2004 over 2003 due to the extinguishment of all long-term debt.

      Income tax expense decreased $29,229 in 2004 from $70,724 in 2003 due to existing credits from overpayments of state income taxes. We do not expect any Federal tax due as a result of current and previous period operating losses.

      Net loss decreased by $53,301 or 2.3% in 2004 over 2003. The decrease was due to the decrease in general and administrative expenses and the decrease in income from equity investment in partnerships.

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

LIQUIDITY AND CAPITAL RESOURCES

      On December 31, 2004, Regency had current assets of $10,850,748 and Shareholders' Equity of $18,449,882. On December 31, 2004, Regency had $10,461,610 in cash and marketable securities, total assets of $19,691,060 and total liabilities of $690,827.

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

Audit Committee Financial Expert

      Our Board of Directors has determined that the Audit Committee does not have an audit committee financial expert as that term is defined by applicable Securities and Exchange Commission rules. The Board of Directors believes that obtaining the services of an audit committee financial expert is not economically rational at this time in light of the costs associated with identifying and retaining an individual who would qualify as an audit committee financial expert, the limited scope of our operations and the relative simplicity of our financial statements and accounting procedures.

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


May 20, 2005                            By: /s/ Laurence S. Levy
     Date                                   ------------------------------------
                                            Laurence S. Levy, President and
                                            Chief Executive Officer


May 20, 2005                            By: /s/ Neil N. Hasson
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


May 20, 2005                            By: /s/ Laurence S. Levy
     Date                                   ------------------------------------
                                            Laurence S. Levy, President,
                                            Chief Executive Officer and Director


May 20, 2005                            By: /s/ Neil N. Hasson
     Date                                   ------------------------------------
                                            Neil N. Hasson, Chief Financial
                                            Officer and Director


May 20, 2005                            By: /s/ Errol Glasser
     Date                                   ------------------------------------
                                            Errol Glasser, Director


May 20, 2005                            By: /s/ Stanley Fleishman
     Date                                   ------------------------------------
                                            Stanley Fleishman, Director

                                INDEX TO EXHIBITS

      1.    Financial Statements:                                           Page
            --------------------                                            ----

            Independent Registered Public Accounting Firm's Report           F-1

            Consolidated Balance Sheets                                F-2 - F-3

            Consolidated Statements of Operations                            F-4

            Consolidated Statements of Shareholders' Equity                  F-5

            Consolidated Statements of Cash Flows                      F-6 - F-7

            Notes to Consolidated Financial Statements                F-8 - F-28

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

Notes to Consolidated Financial Statements                            F-8 - F-28

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note 19 to the consolidated financial statements, the accompanying consolidated balance sheet, related consolidated statements of operations, changes in shareholder's equity, and cash flows for the year ended December 31, 2004 have been restated.


                    /s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
April 13, 2005 except for Note 19
   dated May 20, 2005

                    Regency Affiliates, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                            December 31,
                                                    ----------------------------
                                                       2004
                                                    as restated         2003
                                                    -----------      -----------
Assets

Current Assets
  Cash and cash equivalents                         $ 1,469,354      $   451,249
  Marketable securities                               8,992,256       18,495,025
  Accounts receivable, net of allowance                      --            3,077
  Accrued interest receivable                           347,242          299,324
  Notes receivable - current                                 --          327,936
  Other current assets                                   41,896           64,294
                                                    -----------      -----------

      Total Current Assets                           10,850,748       19,640,905

Notes receivable, net of current portion                     --          801,335

Property, plant and equipment, net                        1,899          489,972

Investment in partnerships                            7,754,686          599,268

Other Assets
  Aggregate inventory                                   832,427          832,427
  Deferred costs                                        250,000          250,000
  Other                                                   1,300            1,300
                                                    -----------      -----------
      Total Other Assets                              1,083,727        1,083,727
                                                    -----------      -----------

            Total Assets                            $19,691,060      $22,615,207
                                                    ===========      ===========


See notes to the consolidated financial statements.                          F-2

                    Regency Affiliates, Inc. and Subsidiaries
                     Consolidated Balance Sheets (continued)

                                                                                    December 31,
                                                                           -----------------------------
                                                                               2004
                                                                           as restated          2003
                                                                           ------------     ------------
Liabilities and Shareholders' Equity
    Current Liabilities
      Accounts payable and accrued expenses                                $    690,827     $    706,873

                                                                           ------------     ------------
          Total Current Liabilities                                             690,827          706,873

    Deferred credit                                                           1,441,820        1,802,047

    Shareholders' equity
      Serial preferred stock not subject to mandatory redemption
        (Maximum liquidation preference $24,975,312)                          1,052,988        1,052,988
      Common stock, par value $.01; 8,000,000 shares authorized and
        3,020,412 and 3,018,412 shares issued and outstanding in 2004
        and 2003, respectively                                                   30,204           37,733
      Additional paid-in capital                                              8,182,631        8,180,545
      Readjustment resulting from quasi-reorganization at December 1987      (1,670,596)      (1,670,596)
      Retained earnings                                                      12,698,821       14,963,860
      Note receivable - sale of stock                                        (2,440,000)      (2,440,000)
      Treasury stock, 47,000 and 1,160,233 shares in 2004 and 2003,
        respectively                                                           (295,635)         (18,243)
                                                                           ------------     ------------

          Total Shareholders' Equity                                         17,558,413       20,106,287
                                                                           ------------     ------------

                                                                           $ 19,691,060     $ 22,615,207
                                                                           ============     ============


See notes to the consolidated financial statements.                          F-3

                    Regency Affiliates, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                            December 31,
                                                    ---------------------------
                                                       2004
                                                    as restated         2003
                                                    -----------     -----------

Net Sales                                           $        --     $        --
                                                    -----------     -----------

Costs and expenses
      General and Administrative expenses             3,710,057       5,685,109
                                                    -----------     -----------

Loss from operations                                 (3,710,057)     (5,685,109)
                                                    -----------     -----------

Other income (expense)
Income from equity investment in partnerships         1,215,498       3,483,381
Rental income                                             4,599          95,984
Interest and dividend income                            261,948         185,844
Other income, net                                         4,468         387,263
Interest expense                                             --        (714,979)
                                                    -----------     -----------

Net loss before income taxes                         (2,223,544)     (2,247,616)

Income tax (expense) benefit                            (41,495)        (70,724)
                                                    -----------     -----------

Net Loss                                            $(2,265,039)    $(2,318,340)
                                                    ===========     ===========

Net loss per common share:

    Basic and diluted                               $     (0.75)    $     (0.93)
                                                    -----------     -----------

    Weighted average number of shares                 3,019,317       2,502,657
                                                    -----------     -----------


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
                                             ===========   ============   ============   ============   ============   ============

                                                                 Note                Treasury Stock                Total
                                               Retained       Receivable       ----------------------------    Stockholders'
                                               Earnings      Sale of Stock        Shares         Amount            Equity
                                             ------------    -------------     ------------    ------------    -------------
Balance - January 1, 2003                    $ 17,282,200     $ (2,440,000)       1,115,025    $    (17,791)    $ 20,340,702

    Shares cancelled, returned to treasury                                           45,208            (452)              --

    Common stock issued upon conversion of
      note payable/accrued interest                    --               --               --              --        2,075,475

    Common stock issued for services                   --               --               --              --            8,450
        Net loss                               (2,318,340)              --               --              --       (2,318,340)
                                             ------------     ------------     ------------    ------------     ------------

Balance - December 31, 2003                    14,963,860       (2,440,000)       1,160,233         (18,243)      20,106,287
                                             ============     ============     ============    ============     ============

    Retirement of treasury shares                                                (1,160,233)         18,243                0

    Purchase treasury shares                                                         47,000        (295,635)        (295,635)

    Common stock issued for services                   --               --               --              --           12,800

        Net loss                               (2,265,039)              --               --              --       (2,265,039)
                                             ------------     ------------     ------------    ------------     ------------

Balance - December 31, 2004, as restated     $ 12,698,821     $ (2,440,000)          47,000    $   (295,635)    $ 17,558,413
                                             ============     ============     ============    ============     ============


See notes to the consolidated financial statements.                          F-5

                    Regency Affiliates, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                              Years Ended December 31,
                                                                          -------------------------------
                                                                              2004
                                                                           as restated          2003
                                                                          -------------     -------------
Cash flows from operating activities
    Net loss                                                              $  (2,265,039)    $  (2,318,340)
    Adjustments to reconcile net loss to net cash provided
      (used) by operating activities
        Income from equity investment in partnerships                        (1,215,498)       (3,483,381)
        Impairment of notes receivable                                        1,127,708                --
        Interest accretion on long-term debt                                         --           474,674
        Depreciation and amortization                                             4,658           493,927
        Issuance of common stock in lieu of cash                                 12,800             8,450
        Unrealized gain on marketable securities                               (104,244)          (65,380)
        Impairment of property and equipment                                         --         1,466,109
        Increase (Decrease) in assets and liabilities
          Decrease (increase) in accounts receivable                              3,077            (2,852)
          Loan receivable                                                            --           250,000
          Decrease (increase) in accrued receivables                            (47,918)         (158,884)
          Decrease (increase) in income taxes receivable                             --            11,149
          Decrease (increase) in other current assets                            22,399           (49,584)
          Decrease (increase) in other assets                                        --                73
          Increase (decrease) in accounts payable and accrued expenses          (16,047)       (1,668,731)
                                                                          -------------     -------------
              Net cash (used) by operating activities                        (2,478,104)       (5,042,770)
                                                                          -------------     -------------
Cash flows from investing activities
    Cash investments in MESC Capital, LLC                                    (7,300,145)               --
    Payments received on notes receivable                                         1,563             1,663
    Distribution of earnings from partnership                                 1,000,000        41,119,881
    Purchases of marketable securities                                     (129,892,989)      (18,429,645)
    Proceeds from sales of marketable securities                            139,500,000                --
    Net proceeds from the sale of property and equipment                        483,415                --
                                                                          -------------     -------------
              Net cash provided by investing activities                       3,791,844        22,691,899
                                                                          -------------     -------------
Cash flows from financing activities
    Payment of long-term debt                                                        --       (16,369,947)
    Repayment of notes payable - bank                                                --          (798,938)
    Repayment of notes payable - other                                               --          (130,036)
    Purchase of treasury stock                                                 (295,635)               --
                                                                          -------------     -------------
              Net cash used in financing activities                            (295,635)      (17,298,921)
                                                                          -------------     -------------

Net increase in cash and cash equivalents                                 $   1,018,105     $     350,208
Cash and cash equivalents - beginning                                           451,249           101,041
                                                                          -------------     -------------
Cash and cash equivalents - ending                                        $   1,469,354     $     451,249
                                                                          =============     =============


See notes to the consolidated financial statements.                          F-6

                    Regency Affiliates, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (continued)

                                                      Years Ended December 31,
                                                    ----------------------------
                                                        2004
                                                    as restated          2003
                                                    -----------       ----------
Supplemental disclosures of cash flow information:
      Cash paid during the year for
       Interest                                      $      --        $4,393,983
                                                     ---------        ----------
       Income taxes                                  $  41,495        $  252,371
                                                     ---------        ----------

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

      Regency Affiliates, Inc.'s share of consolidated net assets at December 31, 2004 and 2003 consists principally of cash and cash equivalents of approximately $1,456,000 and $436,000 respectively, marketable securities of approximately $8,992,000 and $18,500,000 respectively, investment in partnerships of approximately $7,760,000 and $599,000, respectively, property, plant and equipment of approximately $1,900 and $6,600, respectively, and liabilities of approximately $691,000 and $707,000, respectively.

      B. Revenue Recognition - The Company's subsidiaries recognize revenue from the sale of goods upon shipment to their respective customers.

      C. Earnings Per Share - Basic earnings per share are computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share computations assume the conversion of the Series B and Junior Series D preferred stock during the period that the preferred stock issues were outstanding. If the result of these assumed conversions is dilutive, the dividend requirements and periodic accretion for the preferred stock issues are reduced (See Note 10). In addition, diluted per share computations assume conversion of convertible debt and stock options outstanding that are "in the money". The effect of any conversion has not been included as it would be anti-dilutive.

      D. Securities Issued for Services - The Company accounts for stock issued for services under the intrinsic value method. For stock issued for services, the fair market value of the Company's stock on the date of stock issuance is used. The Company has adopted Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation". The statement generally suggests, but does not require, stock-based compensation transactions to be accounted for based on the fair value of the services rendered or the fair value of the equity instruments issued, whichever is more reliably measurable. Securities issued for services amounted to $12,800 in 2004 and $8,450 in 2003. The underlying fair value of the common shares amounted to $6.40 and $5.63 per share, respectively.

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

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 2. Marketable Securities

      The cost and fair value of the Company's investments in marketable securities are as follows:

                                                                        Gross               Gross               Fair
      Trading securities:                       Amortized Cost     Unrealized Gains   Unrealized Losses         Value
                                                --------------     ----------------   -----------------      ------------
      As of December 31,2004
             9,000,000 US Treasury bills        $    8,987,788     $          4,468      $        --         $  8,992,256

      As of December 31,2003
             18,500,000 US Treasury bills       $    18,429,645    $         65,380      $        --         $ 18,495,025

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

      For the years ended December 31, 2004 and 2003 the Company's income from its equity investment in Security was $360,255 and $3,283,381, respectively. These funds, however, are principally committed to the amortization of the outstanding principal balance on Security's real estate mortgage. Security does not currently provide liquidity to the Company. For the year ended December 31, 2003, the Company earned $100,938 for management services provided to Security prior to the debt refinancing.

      The Company accounts for the Investment in Partnerships using the equity method, whereby the carrying value of these investments are increased or decreased by the Company's allocable share of book income or loss. The total amount of distributions made in excess of the Company's partnership basis as of December 31, 2004 was $1,441,820, which is recorded as a deferred credit on the accompanying financial statements.

      Summarized financial information for Security is as follows:

                                                             2004             2003
                                                         ------------     ------------
      Balance Sheet Data
        Cash and receivables                             $  1,227,837     $  1,292,836
        Restricted cash                                     2,744,101        3,591,631
        Real estate, net                                   37,612,439       39,298,935
        Deferred charges, net                               9,472,752       10,174,438
        Other assets                                          414,136          619,081
                                                         ------------     ------------
            Total Assets                                   51,471,265       54,976,921
                                                         ============     ============

        Accounts payable and accrued expenses                 650,690          407,182
        Project note payable                               91,904,929       95,970,491
        Other liabilities                                     177,453          240,271
                                                         ------------     ------------
            Total Liabilities                              92,733,072       96,617,944

        Partners' deficit:

            Total Partners' deficit                       (41,261,807)     (41,641,023)
                                                         ------------     ------------
              Total Liabilities and Partner's deficit      51,471,265       54,976,921
                                                         ============     ============

                                                             2004             2003
                                                         ------------     ------------
      Statement of Operations Data
        Revenues                                         $ 12,943,455     $ 13,506,428
        Expenses                                            9,282,554        7,246,630
                                                         ------------     ------------
        Net operating income                                3,660,901        6,259,798
        Other expenses                                     (3,281,685)      (2,803,607)
                                                         ------------     ------------
        Net income                                       $    379,216     $  3,456,191
                                                         ============     ============

      See Note 15 regarding Contingencies, Risks and Uncertainties related to the Company's investment in Security.

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 3. Investment in Partnerships (Continued)

      Effective November 30, 2000 the Company invested $10,000 for a 5% limited partnership interest in 1500 Wood Lawn Limited Partnership, the general partner of Security. The Company recognized income of $948 in 2004 and $200,000 in 2003 from this investment.

Note 4. Investment in MESC Capital LLC

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

Note 4. Investment in MESC Capital LLC (Continued)

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

Note 6. Notes Receivable

      Pursuant to the sale of the net operating assets of the Company's subsidiary, Rustic Crafts, on September 30, 2002, Rustic Crafts obtained

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 6. Notes Receivable (continued)

      notes receivable. At December 31, 2003, these notes consisted of the following:

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

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 9. Modification of Authorized Shares and Repurchase of Stock (continued)

      In September 2003, the Company's Board of Directors authorized the repurchase of the Company's common stock in the aggregate amount not to exceed $1,000,000. The shares will be repurchased from time to time in open market transactions or privately negotiated transactions at the Company's discretion, subject to market conditions and other factors. Under the program, no shares will knowingly be purchased from the Company's officers or directors or from any such person's affiliates. On September 15, 2004, the Company Purchased 47,000 shares from an independent, third party at a price per share of $6.25 (the market price). The total cost, including commission and transfer fees was $295,635.

Note 10. Serial Preferred Stock

      At December 31, 2004 and 2003, the Company had 2,000,000 of authorized shares of $.10 par value serial preferred stock. Serial preferred stock at December 31, 2004 and 2003, all of which is convertible (other than Series
      C) and cumulative, consists of:

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

            (b) The liquidation value of the Junior Series D shares includes accrued and unpaid dividends of $0 at December 31, 2004 and 2003.

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

      Had compensation cost for the options been determined based on the fair value at the grant dates for the awards, net income and net income per common share basic and diluted would have been as follows for 2004:

                                                  As Reported        ProForma
                                                  -----------        --------
      Net income                                  (2,265,039)       (2,836,039)
      Net income attributable to common shares    (2,265,039)       (2,836,039)
      Net income per common share:
          Basic and diluted                             (.75)             (.94)

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

      At December 31, 2004 and 2003, the Company's net deferred tax asset, utilizing a 34% effective tax rate, respectively, consists of:

                                                                2004            2003
                                                             -----------     -----------
      Deferred tax assets:
          Investment partnership earnings                                    $ 1,461,000
          Net operating loss carry forward                   $ 1,485,900         942,500
          Alternative minimum tax credits                                        493,000
          Unrealized appreciation of marketable securities                       (22,000)
          Valuation allowance                                 (1,485,900)     (2,874,500)
                                                             -----------     -----------

            Subtotal                                         $        --     $        --
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

      In connection with the redemption of Statesman's interest, each of the Company's directors resigned effective October 28, 2002 with successors appointed by Royalty, the holder of certain notes payable (Note 7). Simultaneously, all officers of the Company resigned and were replaced by Laurence S. Levy (an affiliate of Royalty) as CEO and Neil Hasson (an affiliate of Royalty) as CFO and Secretary. On October 16, 2002, the Company entered into Employment Agreements with Mr. Levy and Mr. Hasson, with terms as follows:

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

            (iii)On January 20, 2004, a purported derivative and class action lawsuit (the "Delaware State Action") was filed by two dissident Company shareholders, Edward E. Gatz and Donald D. Graham, in the New Castle County Court of Chancery, Delaware (the "Court"), captioned Gatz et al. v. Ponsoldt, Sr., et al, naming as defendants certain current and former directors of the Company, Royalty and certain of its affiliates, Statesman and, nominally, the Company. The complaint alleges, among other things, breaches of fiduciary duties by the former director defendants and Statesman in connection with (i) the exercise by Statesman in 2001 of an option to acquire shares of the Company's common stock, (ii) the 2001 sale of rock aggregate by the Company to Iron Mountain and (iii) the October 2002 transactions. The complaint also alleges breaches of fiduciary duties by the current director defendants in connection with the payment by the Company in 2003 of accrued compensation owed to William R. Ponsoldt, Sr. for periods prior to the October 2002 transactions. The complaint also alleges that Royalty and its affiliates knowingly participated in the breaches of fiduciary duties by the former director defendants relating to the October 2002 Restructuring Transactions. In addition to other damages, plaintiffs seek unspecified compensatory and/or rescissory damages against all defendants, a declaration that all Company stock issued to Statesman, William R. Ponsoldt, Sr., Royalty and any person affiliated with the foregoing is void, an order rescinding any payments in any form made by the Company to William R. Ponsoldt, Sr. or any of his affiliates or family members, an order rescinding the October 2002 transactions, and an order rescinding Statesman's 2001 option exercise and rescinding the option itself.

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

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 15. Contingencies, Risks and Uncertainties (Continued)

            (iv) The Company has significant tax loss and credit carryforwards and no assurance can be provided that the Internal Revenue Service would not attempt to limit or disallow altogether the Company's use, retroactively and/or prospectively, of such carryforwards, due to ownership changes or any other reason. The disallowance of the utilization of the Company's net operating loss would severely impact the Company's financial position and results of operations due to the significant amounts of taxable income (generated by the Company's investment in Security) that has in the past been, and may in the future be, offset by the Company's net operating loss carryforwards (See Note 12).

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

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 17. Litigation

      On January 20, 2004, a purported derivative and class action lawsuit (the "Delaware Action") was filed by two individual shareholders of the Company in the New Castle County Court of Chancery, Delaware (the "Court"), naming as defendants certain current and former directors of the Company, Royalty Holdings LLC and certain of its affiliates, Statesman Group, Inc. and, nominally, the Company. The complaint alleges, among other things, breaches of fiduciary duties by the former director defendants and Statesman Group, Inc. in connection with (i) the exercise by Statesman Group, Inc. in 2001 of an option to acquire shares of common stock of the Company, (ii) the 2001 sale of rock aggregate by the Company to Iron Mountain Resources, Inc. and (iii) the October 2002 recapitalization of the Company. The complaint also alleges breaches of fiduciary duties by the current director defendants in connection with the payment by the Company in 2003 of accrued compensation owed to William R. Ponsoldt, Sr. for periods prior to the October 2002 recapitalization of the Company. The complaint also alleges that Royalty Holdings LLC and its affiliates knowingly participated in the breaches of fiduciary duties by the former director defendants relating to the October 2002 transactions.

      In addition to other damages, plaintiffs seek unspecified compensatory and/or rescissory damages against all defendants, a declaration that all Company stock issued to Statesman Group, Inc., William R. Ponsoldt, Sr., Royalty Holdings LLC and any person affiliated with the foregoing is void, an order rescinding any payments in any form made by the Company to William R. Ponsoldt, Sr. or any of his affiliates or family members, an order rescinding the October 2002 transactions, and an order rescinding Statesman Group, Inc.'s 2001 option exercise and rescinding the option itself.

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

                    Regency Affiliates, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 17. Litigation (Continued)

      The defendants in the Delaware State Action, other than Statesman Group, Inc., are entitled to be indemnified by the Company for damages, if any, and expenses, including legal fees, they may incur as a result of the lawsuit, subject to certain circumstances under which such indemnification is not available. In addition, none of the claims contained in the Delaware State Action are covered by insurance, as the Company's carrier has declined coverage on the basis of the "insured vs. insured" exclusion since one of the named plaintiffs, Donald D. Graham, was previously a director of the Company.

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

Note 18. Commitments and Contingencies

      Pursuant to the Regency Power's acquisition of a 50% membership interest in MESC Capital, LLC (see Note 4), the Company contracted with an unaffiliated investment consulting firm to provide advisory services in connection with negotiation of the acquisition. Under the contract, the Company incurred success fees of $350,000, of which $150,000 was paid during the nine months ended September 30, 2004. The balance of these fees of $200,000 are due and payable on March 31, 2005, provided, however, that such $200,000 installment shall no longer be due and payable if, on or prior to March 31, 2005, the Energy Services Agreement between Mobile Energy Services Company, LLC and Kimberly-Clark shall have been terminated for any reason. In accordance with Statement of Financial Accounting Standards No. 5, the amount of the gain, if any, that may be ultimately realized from reversal of this provision has not been reflected in the accompanying financial statements.

Note 19. Restatement

      We have restated the Consolidated Financial Statements for the fiscal year ended December 31, 2004 as a result of changes made to the financial statements of Security Land and Development Company Limited Partnership ("Security" Note 3).

      $988,390 of repairs made during 2004 that were previously capitalized by Security were reclassified to expense for the year ended December 31, 2004. The net income of Security was reduced from $1,367,606 to $379,216.

      The impact of this adjustment on the consolidated financial statements as originally reported is summarized below:

                                                        December 31, 2004
                                                  -----------------------------
                                                  As Reported       As Restated
                                                  ------------     ------------
Investment in partnerships                        $  7,757,157     $  7,754,686
Total assets                                        19,693,531       19,691,060
Deferred credit                                        502,822        1,441,820
Retained earnings                                   13,640,290       12,698,821
Net sales                                                  -0-              -0-
Income from equity investment in partnerships        2,156,967        1,215,498
Net loss                                            (1,323,570)     (2,265, 039)
Net loss per share, basic and diluted                    (0.44)           (0.75)