Form 10QSB
period 2005-03-31
REGENCY AFFILIATES INC
filed 2005-05-23
CIK 99249

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2005
                                                 --------------

      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                           Commission File No. 1-7949
                                               ------

                            REGENCY AFFILIATES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                             72-0888772
            --------                                             ----------
(State or other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

            610 N.E. Jensen Beach Blvd., Jensen Beach, Florida, 34957
                     (Address of Principal Executive Office)

                                 (772) 334-8181
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

As of May 19, 2005 there were 3,021,412 shares of the $.01 Par Value Common Stock outstanding.

Transitional Small Business Disclosure Form (check one): Yes |_| No |X|

                    Regency Affiliates, Inc. and Subsidiaries
                        Index to the Financial Statements

                                                                                Page
Part I - Financial Information (Unaudited)

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheet                          3

                  Condensed Consolidated Statements of Operations               4

                  Condensed Consolidated Statements of Cash Flows               5

                  Notes to Condensed Consolidated Financial Statements          6-7

         Item 2.  Management's Discussion and Analysis or Plan of Operation     7-10

         Item 3.  Controls and Procedures                                       10

Part II - Other Information (Unaudited)

         Item 1.  Legal Proceedings                                             11-12

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds   12

         Item 3.  Defaults Upon Senior Securities                               12

         Item 4.  Submission of Matters to a Vote of Security Holders           13

         Item 5.  Other Information                                             13

         Item 6.  Exhibits                                                      14

Signatures                                                                      15

                    Regency Affiliates, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                 March 31, 2005

Assets
   Current Assets
     Cash and cash equivalents                                                $    895,455
     Marketable securities                                                       8,991,630
     Interest receivable                                                           379,775
     Other current assets                                                           20,996
                                                                              ------------

        Total Current Assets                                                    10,287,856

   Property and equipment, net                                                         735
   Investment in partnerships                                                    8,402,419
   Aggregate inventory                                                             832,427
   Deferred costs                                                                  250,000
   Other                                                                             1,300
                                                                              ------------

              Total Assets                                                    $ 19,774,737
                                                                              ============

Liabilities and Shareholders' Equity
   Current Liabilities
     Accounts payable                                                         $    196,488
     Accrued expenses                                                              356,016
                                                                              ------------

        Total Current Liabilities                                                  552,504

   Deferred credit                                                               1,344,236
                                                                              ------------

              Total Liabilities                                                  1,896,740
                                                                              ------------

   Shareholders' equity
     Serial preferred stock not subject to mandatory redemption
       (Maximum liquidation preference $24,975,312)                              1,052,988
     Common stock, par value $.01; authorized 8,000,000 shares;
       issued 3,067,912 shares; outstanding 3,020,912 shares                        30,209
     Additional paid-in capital                                                  8,185,327
     Readjustment resulting from quasi-reorganization at December 31, 1987      (1,670,596)
     Retained earnings                                                          13,015,704
     Note receivable - sale of stock                                            (2,440,000)
     Treasury stock, 47,000 shares                                                (295,635)
                                                                              ------------

        Total Shareholders' Equity                                              17,877,997
                                                                              ------------

              Total Liabilities and Shareholder's Equity                      $ 19,774,737
                                                                              ============

                    Regency Affiliates, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations

                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                            2005             2004
                                                        -----------      -----------
Net Sales                                               $        --      $        --

Costs and expenses
     Costs of goods sold                                         --               --
     Selling, general and administrative expenses           315,075        1,860,144
                                                        -----------      -----------
                                                            315,075        1,860,144
                                                        -----------      -----------

Loss from operations                                       (315,075)      (1,860,144)

Income from equity investment in partnerships               545,259          399,466
Rental income                                                    --            4,599
Interest and dividend income                                 38,377           40,857
Other income, net                                            48,322           35,948
                                                        -----------      -----------

Net Income (Loss)                                           316,883       (1,379,274)
                                                        ===========      ===========

Net income (loss) per common share:
   Basic and diluted                                    $       .10      $     (0.46)
                                                        ===========      ===========

Weighted average number of common shares outstanding
   Basic                                                  3,020,912        3,018,412
                                                        -----------      -----------

See notes to the condensed consolidated financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows

                                                              Three Months Ended March 31,
                                                             -----------------------------
                                                                 2005             2004
                                                             ------------     ------------
Cash Flows from operating activities
   Net income (loss)                                         $    316,883     $ (1,379,274)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities
       Depreciation and amortization                                1,164            1,164
       Income from equity investment in partnerships             (745,317)        (399,466)
       Stock issued for services                                    2,700               --
       Impairment of notes, accrued interest receivable                --        1,182,626
       Unrealized gain on marketable securities                   (47,099)         (35,948)
       Changes in operating assets and liabilities
        Accounts receivable                                            --            3,077
        Accrued interest                                          (32,533)         (20,986)
        Other current assets                                       20,900           42,190
        Accounts payable                                         (138,322)        (291,128)
        Accrued expenses                                               --            8,095
                                                             ------------     ------------
            Net cash used in operating activities                (621,624)        (889,650)
                                                             ------------     ------------

Cash flows from investing activities
   Payments received on notes receivable                               --            1,563
   Proceeds from sales of marketable securities                27,000,000       57,000,000
   Purchases of marketable securities                         (26,952,274)     (55,464,416)
   Net proceeds from sale of property and equipment                    --          402,632
                                                             ------------     ------------
            Net cash provided by investing activities              47,726        1,939,779
                                                             ------------     ------------

Increase (decrease) in cash and cash equivalents             $   (573,898)    $  1,050,129
Cash and cash equivalents - beginning                           1,469,353          451,249
                                                             ------------     ------------
Cash and cash equivalents - ending                           $    895,455     $  1,501,378
                                                             ============     ============

                                                              Three Months Ended March 31,
                                                             -----------------------------
                                                                 2005             2004
                                                             ------------     ------------
Supplemental disclosures of cash flow information:
     Cash paid during the year for
       Interest                                              $         --     $         --
                                                             ------------     ------------

       Income taxes                                          $        290     $         --
                                                             ------------     ------------

See notes to the condensed consolidated financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

Note 1. Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to
      Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB/A for the year ended December 31, 2004.

      Principles of Consolidation - The consolidated financial statements include the accounts of Regency Affiliates, Inc. (the "Company" or "Regency"), its wholly owned subsidiary, Rustic Crafts International, Inc. ("Rustic Crafts") through September 20, 2002 the date that its operating assets were disposed of, its 75% owned subsidiary, Iron Mountain Resources, Inc. ("IMR"), and its 80% owned subsidiary, National Resource Development Corporation ("NRDC"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Note 3. Property and Equipment

      On January 12, 2004, the Company sold its rental property located in Scranton, PA for $531,500, less costs to sell of approximately $48,000. No gain or loss was recognized on the transaction as the property was written down to fair value at December 31, 2003. Property and equipment at March 31, 2005 was as follows:

                  Machinery and equipment                              $ 43,708
                  Less: Accumulated depreciation                        (42,973)
                                                                       --------
                                                                       $    735
                                                                       ========

      Depreciation expense for the three months ended March 31, 2005 and 2004 was $1,164 and $1,164, respectively.

Note 4. Notes Receivable

      At March 31, 2004, the Company held notes receivable totaling $1,127,708, which were deemed uncollectible due to lack of cash flows generated and continual default on payment terms by the issuer. Management determined to record full impairment of the notes and any accrued interest thereon, resulting in an impairment charge of $1,182,626, which was included in the selling, general & administrative expenses in the statements of operations.

                    Regency Affiliates, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

Note 5. Related Party Transactions

In December 2001, the Company's 80% owned subsidiary, NRDC, sold its inventory of stockpiled rock to the Company's 75% owned subsidiary, IMR, for a purchase price of $18,200,000 in the form of a note. The note has been in default since December 31, 2003. On February 9, 2005, in lieu of foreclosure, IMR re-conveyed the inventory to NRDC and the note was deemed satisfied.

During the quarter ending March 31, 2005, two directors of the Company each received 250 shares of common stock for services. The fair market value of the stock issued was $2,700 and this expense is included in selling, general and administrative expenses in the statement of operations.

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

                    Regency Affiliates, Inc. and Subsidiaries

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

Liquidity and Capital Resources.

On March 31, 2005, the Company had current assets of $10,287,856 and Shareholders' Equity of $17,877,997. On March 31, 2005, the Company had $9,887,085 in cash and marketable securities, total assets of $19,774,737 and total current liabilities of $552,504.

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

At March 31, 2004, the Company held notes receivable totaling $1,127,708, which were deemed uncollectible due to lack of cash flows generated and continual default on payment terms by the issuer. Management determined to record full impairment of the notes and any accrued interest thereon, resulting in an impairment charge of $1,182,626, which is included in the Selling, General & Administrative caption of the accompanying Statements of

                    Regency Affiliates, Inc. and Subsidiaries

Operations. Management intends however, to continue to pursue options available to receive payment on the obligations from the debtor.

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

                    Regency Affiliates, Inc. and Subsidiaries

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

Results of Operations.

      2005 Compared to 2004

            For the three months ended March 31, 2005:

                  No revenue was generated by the Company in this period.

                  Selling and administrative expenses decreased by $1,545,069 or 83.1% in 2005 compared to 2004 due a reduction of professional fees relating to continuing litigation defense and the elimination of expenses associated with the write off of notes receivable in 2004.

                  Income from equity investment in partnerships increased by $145,793, 36.5% more than 2004 due to income received from MESC, partially offset by increased interest expense incurred by Security. There was no interest expense by the Company in either period.

                  Net income increased by $1,696,157 in 2005 over 2004 or 123.0%. The increase was primarily due to the reduction in selling and administrative expenses.

                  The Company's Shareholders' Equity at March 31, 2005 was $17,877,997 as compared to $18,727,013 on March 31, 2004, a decrease of $849,016.

Impact of Inflation.

                  Although the Company has not attempted to calculate the effect of inflation, management does not believe inflation has had a material effect on its results of operations.

Off-Balance Sheet Arrangements

                  The Company has not entered into any off-balance sheet arrangements.

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

      On January 20, 2004, a purported derivative and class action lawsuit (the "Delaware State Action") was filed by the same two individual shareholder plaintiffs in the New Castle County Court of Chancery, Delaware (the "Court"), captioned Gatz et al. v. Ponsoldt, Sr., et al, (C.A. No. 174-N) naming as defendants certain current and former directors of the Company, Royalty and certain of its affiliates, Statesman and, nominally, the Company. The complaint alleges, among other things, breaches of fiduciary duties by the former director defendants and Statesman in connection with
      (i) the exercise by Statesman in 2001 of an option to acquire shares of our common stock, (ii) the 2001 sale of Aggregate by NRDC to IMR and (iii) the October 2002 transactions. The complaint also alleges breaches of fiduciary duties by the current director defendants in connection with the payment by the Company in 2003 of accrued compensation owed to William R. Ponsoldt, Sr. for periods prior to the October 2002

                    Regency Affiliates, Inc. and Subsidiaries

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. (continued)

      transactions. The complaint also alleges that Royalty and its affiliates knowingly participated in the breaches of fiduciary duties by the former director defendants relating to the October 2002 transactions. In addition to other damages, plaintiffs seek unspecified compensatory and/or rescissory damages against all defendants, a declaration that all Company stock issued to Statesman, William R. Ponsoldt, Sr., Royalty and any person affiliated with the foregoing is void, an order rescinding any payments in any form made by the Company to William R. Ponsoldt, Sr. or any of his affiliates or family members, an order rescinding the October 2002 transactions, and an order rescinding Statesman's 2001 option exercise and rescinding the option itself.

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

      On May 10, 2004, Gary Nuttall, a former President of the Company, commenced an arbitration against the Company with respect to certain claims allegedly arising under his 1995 Employment Agreement with the Company. Mr. Nuttall is seeking severance and all other compensation and benefits due him under the 1995 Employment Agreement in an amount in excess of approximately $1,650,000 ($1,400,000 of which is a financing bonus), 466,667 unrestricted shares of the Company (pre-split) or 46,667 unrestricted shares of the Company (post-split), options to purchase additional stock of the Company, punitive damages, interest, fees and costs associated with the arbitration. The Company believes the claims are without merit and intends to defend them vigorously.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      The Company awarded 250 restricted shares of common stock to each of Errol Glasser and Stanley Fleishman on January 1, 2005, pursuant to the Company's 2003 Stock Incentive Plan, as amended. Exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), for the issuance of such shares is claimed under Section 4(2) of the Securities Act.

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

      For: 1,813,531             Against: 57             Abstain: 108

ITEM 5. OTHER INFORMATION.

      None.

                    Regency Affiliates, Inc. and Subsidiaries

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

      31.1              Chief Executive Officer's Certificate, pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.*

      31.2              Chief Financial Officer's Certificate, pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.*

      32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

      32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

      *Filed herewith

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        REGENCY AFFILIATES, INC.
                                        (Registrant)


Date: May 23, 2005                      /s/ Laurence S. Levy
------------------                      ----------------------------------------
                                        (President and Chief Executive Officer)


Date: May 23, 2005                      /s/ Neil N. Hasson
------------------                      ----------------------------------------
                                        (Chief Financial Officer)

                                  EXHIBIT INDEX

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

* Filed herewith