Form 10QSB
period 2005-06-30
REGENCY AFFILIATES INC
filed 2005-08-18
CIK 99249

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

Yes |X|  No |_|

As of August 15, 2005 there were 3,120,912 shares of the $.01 Par Value Common Stock outstanding.

Transitional Small Business Disclosure Form (check one): Yes |_|  No |X|

                    Regency Affiliates, Inc. and Subsidiaries
                        Index to the Financial Statements

                                                                           Page

Part I - Financial Information (Unaudited)

      Item 1. Financial Statements

              Condensed Consolidated Balance Sheets........................3

              Condensed Consolidated Statements of Operations..............4

              Condensed Consolidated Statements of Cash Flows..............5

              Notes to Condensed Consolidated Financial Statements.........6

      Item 2. Management's Discussion and Analysis or Plan of Operation....7-11

      Item 3. Controls and Procedures......................................11

Part II - Other Information (Unaudited)

      Item 1. Legal Proceedings............................................12-13

      Item 2. Unregistered Sales of Equity Securities and Use of
              Proceeds.....................................................14

      Item 3. Defaults Upon Senior Securities..............................14

      Item 4. Submission of Matters to a Vote of Security Holders..........14

      Item 5. Other Information............................................14

      Item 6. Exhibits and Reports on Form 8-K.............................14-16

Signatures.................................................................17

                    Regency Affiliates, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheet
                            June 30, 2005 (Unaudited)

                                     Assets

Current Assets
  Cash and cash equivalents                                                $  1,016,103
  Marketable securities                                                       8,990,730
  Accrued receivables                                                           416,375
  Other current assets                                                           25,596
                                                                           ------------
     Total Current Assets                                                    10,448,804

Investment in partnerships                                                    7,986,248

Other Assets
  Aggregate inventory                                                           832,427
  Deferred costs                                                                250,000
  Other                                                                           1,300
                                                                           ------------
     Total Other Assets                                                       1,083,727
                                                                           ------------

           Total Assets                                                    $ 19,518,779
                                                                           ============

                   Liabilities and Shareholders' Equity

Current Liabilities
  Accounts payable                                                         $    234,791
  Accrued expenses                                                              356,017
                                                                           ------------
     Total Current Liabilities                                                  590,808

Deferred credit                                                               1,105,233
                                                                           ------------

           Total Liabilities                                                  1,696,041
                                                                           ------------

Shareholders' Equity
  Serial preferred stock not subject to mandatory redemption
      Maximum liquidation preference $24,975,312                              1,052,988
  Common stock, par value $.01; authorized 8,000,000 shares;
      Issued 3,168,412 shares; outstanding 3,121,412 shares                      31,214
  Additional paid-in capital                                                  8,344,871
  Readjustment resulting from quasi-reorganization at December 31, 1987      (1,670,596)
  Retained earnings                                                          12,799,896
  Note receivable - sale of stock                                            (2,440,000)
  Treasury stock, 47,000 shares                                                (295,635)
                                                                           ------------
           Total Shareholders' Equity                                        17,822,738
                                                                           ------------

           Total Liabilities and Shareholders' Equity                      $ 19,518,779
                                                                           ============

The attached notes are an integral part of these financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                    Three Months Ended June 30,      Six Months Ended June 30,
                                                    ---------------------------     ---------------------------
                                                       2005            2004            2005            2004
                                                    -----------     -----------     -----------     -----------
Revenues                                            $        --     $        --     $        --     $        --

Costs and expenses
    Selling, general and administrative expenses        481,741         790,377         796,816       2,650,521
                                                    -----------     -----------     -----------     -----------

Loss from operations                                   (481,741)       (790,377)       (796,816)     (2,650,521)

Income from equity investment in partnerships           147,832         463,191         693,091         862,657
Rental income                                                --              --              --           4,599
Interest and dividend income                             42,894          29,861          81,271          70,718
Other income, net                                        75,207          21,836         123,529          57,784
                                                    -----------     -----------     -----------     -----------

Loss from operations before income tax provision       (215,808)       (275,489)        101,075      (1,654,763)

Provision for income taxes                                   --              --              --              --
                                                    -----------     -----------     -----------     -----------

Net Income (Loss)                                      (215,808)       (275,489)        101,075      (1,654,763)
                                                    ===========     ===========     ===========     ===========

Net income (loss) per common share:
    Basic and diluted                               $     (0.07)    $     (0.09)    $     (0.03)    $     (0.55)
                                                    ===========     ===========     ===========     ===========

Weighted average common shares outstanding
    Basic and diluted                                 3,030,203       3,018,912       3,025,583       3,018,662
                                                    ===========     ===========     ===========     ===========

The attached notes are an integral part of these financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                               Six Months Ended June 30,
                                                             -----------------------------
                                                                 2005             2004
                                                             ------------     ------------
Cash Flows from operating activities:
   Net income (loss)                                         $   (101,075)    $ (1,654,763)
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities
       Depreciation and amortization                                1,899            2,329
       Stock-based compensation                                     5,250            3,125
       Income from equity investment in partnerships             (693,091)        (862,657)
       Impairment of notes, accrued interest receivable                --        1,182,626
       Unrealized gain on marketable securities                        --          (57,084)
   Changes in operating assets and liabilities
        Restricted cash                                                --           80,783
        Accounts receivable                                            --            3,077
        Accrued interest                                          (69,133)         (45,253)
        Other current assets                                       16,300           64,212
        Accounts payable and accrued expenses                    (100,018)        (231,349)
                                                             ------------     ------------
            Net cash used in operating activities                (737,719)      (1,514,954)
                                                             ------------     ------------

Cash flows from investing activities:
   Cash investments in partnerships                              (200,058)      (7,300,145)

    Proceeds from partnership earnings received                   325,000               --
   Payments received on notes receivable                               --            1,563
   Proceeds from sales of marketable securities                54,000,000       94,500,000
   Purchases of marketable securities                         (53,998,474)     (84,945,761)
   Net proceeds from sale of property and equipment                    --          402,632
                                                             ------------     ------------
            Net cash provided by investing activities             126,468        2,658,289
                                                             ------------     ------------

Cash flows from financing activities:
   Proceeds from the exercise of stock options                    158,000               --
                                                             ------------     ------------
            Net cash provided by financing activities             158,000               --
                                                             ------------     ------------

(Decrease) increase in cash and cash equivalents             $   (453,250)    $  1,143,335

Cash and cash equivalents - beginning                           1,469,353          451,249
                                                             ------------     ------------

Cash and cash equivalents - ending                           $  1,016,103     $  1,594,584
                                                             ============     ============

Supplemental disclosure of cash flow information:

      There were no cash payments made for interest or taxes during the periods presented.

The attached notes are an integral part of these financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1. Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to
      Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB, as amended, for the year ended December 31, 2004.

      Principles of Consolidation - The consolidated financial statements include the accounts of Regency Affiliates, Inc. (the "Company"), its 75% owned subsidiary, Iron Mountain Resources, Inc. ("IMR"), and its 80% owned subsidiary, National Resource Development Corporation ("NRDC"). All significant intercompany balances and transactions have been eliminated in consolidation.

Note 2. Earnings Per Share

      Basic earnings per share are computed by dividing net income attributable to common shareholders (net income less preferred stock dividend requirements and periodic accretion if applicable) by the weighted average number of common shares outstanding during the year.

Note 3. Property and Equipment

      On January 12, 2004, the Company sold its rental property located in Scranton, PA for $531,500, less costs to sell of approximately $48,000. No gain or loss was recognized on the transaction as the property was written down to fair value at December 31, 2003. Property and equipment at June 30, 2005 was as follows:

            Machinery and equipment                                    $ 43,708
            Less: Accumulated depreciation                              (43,708)
                                                                       --------
                                                                       $    -0-
                                                                       ========

      Depreciation expense for the three months ended June 30, 2005 and 2004 was $298 and $1,165, respectively and $1,899 and $2,239 for the six months ended June 30, 2005 and 2004.

Note 4. Related Party Transactions

During the quarter ending June 30, 2005, two directors of the Company each received 250 shares of common stock for services. The fair market value of the stock issued was $2,550 and this expense is included in selling, general and administrative expenses in the statement of operations.

During the quarter ending June 30, 2005, two officers of the Company each exercised stock options to purchase 50,000 shares at an exercise price of $1.58 per share.

Note 5. Subsequent Events

On July 28, 2005, the Company purchased 8,000 shares of the Company's common stock, $.01 par value, for $42,160 in a privately negotiated transaction. The 8,000 shares will be held as treasury stock by the Company.

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

Liquidity and Capital Resources.

On June 30, 2005, the Company had current assets of $10,448,804 and Shareholders' Equity of $17,822,738. On June 30, 2005, the Company had $10,006,833 in cash and marketable securities, total assets of $19,518,779 and total current liabilities of $590,808.

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

MESC Capital was formed to acquire all of the membership interests in Mobile Energy, an Alabama limited liability company. Mobile Energy owns an on-site energy facility that supplies steam and electricity to a Kimberly-Clark tissue mill in Mobile, Alabama. The acquisition of Mobile Energy was also consummated on April 30, 2004 pursuant to a Membership Interest Purchase Agreement, dated as of January 30, 2004, between MESC Capital and Mobile Energy Services Holdings, Inc. The purchase price under the Membership Interest Purchase Agreement, after certain pre-closing adjustments, was $33,600,000, and is subject to certain post-closing adjustments. The purchase price and working capital reserves were funded by the issuance of $28,500,000 of non-recourse debt, a total equity contribution by MESC Capital of $8,600,290, $4,300,145 of

                    Regency Affiliates, Inc. and Subsidiaries which was funded by Regency Power and $4,300,145 of which was funded by DTE Mobile, and a credit of $1,000,000 on account of existing and continuing tax-exempt indebtedness of Mobile Energy. The $28,500,000 acquisition indebtedness will be fully amortized over the fifteen year term. Neither Regency Power nor DTE Mobile is obligated to contribute additional capital, or loan or otherwise advance funds, to MESC Capital.

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

Results of Operations.

   2005 Compared to 2004

      For the three months ended June 30, 2005:

            No revenue was generated by the Company in this period.

            Selling and administrative expenses decreased by $308,636 or 39.0% in 2005 compared to 2004 primarily due to a reduction in professional fees related to continuing litigation defense and fees relating to the MESC acquisition in 2004.

            Income from equity investment in partnerships decreased by $315,359 or 68.1% compared to 2004 primarily due to a reduction in income earned by Security after its refinancing.

            Net Loss decreased by $59,681 in 2005 over 2004 or 21.7%

                    Regency Affiliates, Inc. and Subsidiaries

      For the six months ended June 30, 2005:

            No revenue was generated by the Company in this period.

            Selling and administrative expenses decreased by $1,853,705 or 69.9% in 2005 compared to 2004 primarily due to the write off of the notes receivable in 2004. Also, professional fees for continuing litigation and for the MESC acquisition were less in 2005.

            Income from equity investment in partnerships decreased by $169,566, 19.7% less than 2004 due to a reduction in the partnership income earned by Security after its refinancing. The decrease is partially offset by additional income received from MESC.

            Net Loss decreased by $1,755,838 in 2005 over 2005 or 106.1%.

      The Company's Shareholders' Equity at June 30, 2005 was $17,822,738 as compared to $18,454,649 on June 30, 2004, a decrease of $ 631,911.

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

                    Regency Affiliates, Inc. and Subsidiaries

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ending June 30, 2005, The Company awarded 250 restricted shares of common stock to each of Errol Glasser and Stanley Fleishman, pursuant to the Company's 2003 Stock Incentive Plan, as amended. Exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), for the issuance of such shares is claimed under Section 4(2) of the Securities Act.

During the quarter ending June 30, 2005, two officers of the Company each exercised stock options to purchase 50,000 shares at an exercise price of $1.58 per share. Exemption from the registration requirements of the Securities Act for the issuance of such shares is claimed under Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5. OTHER INFORMATION.

      None.

ITEM 6. EXHIBITS.

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

                    Regency Affiliates, Inc. and Subsidiaries

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS.

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

                                         REGENCY AFFILIATES, INC.
                                         (Registrant)


Date: August 15, 2005                    /s/ Laurence S. Levy
---------------------                    ---------------------------------------
                                         (President and Chief Executive Officer)


Date: August 15, 2005                    /s/ Neil N. Hasson
---------------------                    ---------------------------------------
                                         (Chief Financial Officer)

                                  EXHIBIT INDEX

      Exhibit Number    Description of Exhibit
      --------------    ----------------------

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