Form 10QSB
period 2005-09-30
REGENCY AFFILIATES INC
filed 2005-11-15
CIK 99249

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of November 7, 2005 there were 3,121,912 shares of the $.01 Par Value Common Stock outstanding.

Transitional Small Business Disclosure Form (check one): Yes |_| No |X|

                    Regency Affiliates, Inc. and Subsidiaries
                        Index to the Financial Statements

                                                                                                          Page
Part I - Financial Information (Unaudited)

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets (Unaudited).......................................3

                  Condensed Consolidated Statements of Operations (Unaudited).............................4

                  Condensed Consolidated Statements of Cash Flows (Unaudited).............................5

                  Notes to Condensed Consolidated Financial Statements....................................7

         Item 2.  Management's Discussion and Analysis or Plan of Operation  .............................8-12

         Item 3.  Controls and Procedures ................................................................12

Part II - Other Information

         Item 1.  Legal Proceedings      .................................................................12-14

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds   ..........................14

         Item 3.  Defaults Upon Senior Securities     ....................................................15

         Item 4.  Submission of Matters to a Vote of Security Holders  ...................................15

         Item 5.  Other Information   ....................................................................15

         Item 6.  Exhibits  ..............................................................................15-16

Signatures................................................................................................17

                    Regency Affiliates, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                               September 30, 2005
                                   (Unaudited)

                                         Assets

Assets

   Current Assets
     Cash and cash equivalents                                                $  1,455,216
     Marketable securities                                                       8,990,880
     Accrued receivables                                                           456,025
     Other current assets                                                               96
                                                                              ------------

        Total Current Assets                                                    10,902,217

   Investment in partnerships                                                    8,711,280

   Other Assets
     Aggregate inventory                                                           832,427
     Deferred costs                                                                250,000
     Other                                                                           1,300
                                                                              ------------

        Total Other Assets                                                       1,083,727
                                                                              ------------

              Total Assets                                                    $ 20,697,224
                                                                              ============

                              Liabilities and Stockholders' Equity

Liabilities and Stockholders' Equity
   Current Liabilities
     Accounts payable                                                         $    189,690
     Accrued expenses                                                              340,923
                                                                              ------------
        Total Current Liabilities                                                  530,613

   Deferred credit                                                               1,098,615
                                                                              ------------

              Total Liabilities                                                  1,629,228
                                                                              ------------

   Stockholders' equity
     Serial preferred stock not subject to mandatory redemption
       (Maximum liquidation preference $24,975,312)                              1,052,988
     Common stock, par value $.01; authorized 8,000,000 shares;
       issued 3,168,412 shares; outstanding 3,113,412 shares                        31,134

     Additional paid-in capital                                                  8,344,871
     Readjustment resulting from quasi-reorganization at December 31, 1987      (1,670,596)
     Retained earnings                                                          14,087,314
     Note receivable - sale of stock                                            (2,440,000)
     Treasury stock, 55,000 shares at cost                                        (337,795)
                                                                              ------------

        Total Stockholders' Equity                                              19,067,996
                                                                              ------------

              Total Liabilities and Stockholders' Equity                      $ 20,697,224
                                                                              ============

The attached notes are an integral part of these financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                          Three Months Ended September 30,    Nine Months Ended September 30
                                                          --------------------------------    ------------------------------
                                                               2005              2004              2005              2004
                                                           -----------       -----------       -----------       -----------
Net Sales                                                  $        --       $        --       $        --       $        --

Costs and expenses
     Selling, general and administrative expenses              345,355           530,779         1,142,171         3,181,300
                                                           -----------       -----------       -----------       -----------
                                                               345,355           530,779         1,142,171         3,181,300
                                                           -----------       -----------       -----------       -----------

Loss from operations                                          (345,355)         (530,779)       (1,142,171)       (3,181,300)

Income from equity investment in partnerships                1,481,651           698,275         2,174,742         1,560,932
Rental income                                                       --                --                --             4,599
Interest and dividend income                                    50,802            41,351           132,073           112,069
Other income, net                                               85,227            21,892           223,849            79,676
                                                           -----------       -----------       -----------       -----------

Other income                                                 1,617,680           761,510         2,530,664         1,757,276
                                                           -----------       -----------       -----------       -----------

Net Income (Loss)                                            1,272,325           230,739         1,388,493        (1,424,024)
                                                           ===========       ===========       ===========       ===========

Net income (loss) per common share:
   Basic and diluted                                       $      0.41       $      0.08       $      0.45       $     (0.47)
                                                           ===========       ===========       ===========       ===========

Weighted average number of common shares outstanding:
   Basic and diluted                                         3,115,847         3,019,412         3,056,002         3,018,914
                                                           ===========       ===========       ===========       ===========

The attached notes are an integral part of these financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                      Nine Months Ended September 30,
                                                                     ---------------------------------
                                                                          2005                2004
                                                                     -------------       -------------
Cash Flows from operating activities
   Net income (loss)                                                 $   1,388,493       $  (1,424,024)
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities
       Depreciation and amortization                                         1,899               3,494
       Stock-based compensation                                              5,250               6,350
       Income from equity investment in partnerships                    (2,174,742)         (1,560,932)
       Impairment of notes, accrued interest receivable                         --           1,182,626
       Unrealized gain on marketable securities                                 --             (75,963)
       Changes in operating assets and liabilities
        Accounts receivable                                                     --               3,077
        Accrued receivables                                               (108,783)            (72,336)
        Other current assets                                                41,800             (21,436)
        Accounts payable and accrued expenses                             (160,213)           (229,360)
            Net cash used in operating activities                       (1,006,296)         (2,188,504)
                                                                     -------------       -------------

Cash flows from investing activities
   Cash investments in partnerships                                       (200,057)         (7,300,145)
   Payments received on notes receivable                                        --               1,563
   Proceeds from sales of marketable securities                         81,000,000         118,500,000
   Purchases of marketable securities                                  (80,998,624)       (108,925,022)
   Net proceeds from sale of property and equipment                             --             483,415
   Proceeds from partnership earnings received                           1,075,000                  --
                                                                     -------------       -------------
            Net cash provided by investing activities                      876,319           2,759,811
                                                                     -------------       -------------

Cash flows from financing activities
   Proceeds from the exercise of stock options                             158,000                  --
   Purchase of treasury stock                                              (42,160)           (295,635)
                                                                     -------------       -------------
            Net cash provided by (used in) financing activities            115,840            (295,635)
                                                                     -------------       -------------

(Decrease) Increase in cash and cash equivalents                     $     (14,137)      $     275,672
Cash and cash equivalents - beginning                                    1,469,353             451,249
                                                                     -------------       -------------
Cash and cash equivalents - ending                                   $   1,455,216       $     726,921
                                                                     =============       =============

                                                                      Nine Months Ended September 30,
                                                                     ---------------------------------
                                                                          2005                2004
                                                                     -------------       -------------
Supplemental disclosures of cash flow information:
     Cash paid during the year for
       Interest                                                      $          --       $          --
       Income taxes                                                             --                  --

The attached notes are an integral part of these financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows

Supplemental Schedule of Non-Cash Investing and Financing Activities:

      During the nine months ended September 30, 2004, the Company has recorded the retirement of 1,160,233 shares of cancelled treasury stock at a cost of $18,243.

      The attached notes are an integral part of these financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

Note 1. Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to
      Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB, as amended, for the year ended December 31, 2004.

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

            - Royalty Holdings, LLC ("Royalty"), an affiliate of the Company's management, beneficially owns approximately 60% of our common stock. As a result, Royalty has the ability to control the outcome of all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets;

                    Regency Affiliates, Inc. and Subsidiaries

            - The Company does not expect to pay dividends in the foreseeable future; and

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

Liquidity and Capital Resources.

On September 30, 2005, the Company had current assets of $10,902,217 and Stockholders' Equity of $19,067,996. On September 30, 2005, the Company had $10,446,096 in cash and marketable securities, total assets of $20,697,224 and total current liabilities of $530,613.

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

On June 24, 2003, US SSA LLC, a single purpose entity owned by Security, borrowed $98,500,000 through a public debt issue underwritten by CTL Capital, LLC. Proceeds of the refinancing were used to repay the outstanding balance of Security's 1994 indebtedness, to establish reserves to make capital improvements to the property, to provide reserves required by the new debt, to pay costs and expenses related to issuing the debt, to pay fees related to the lease extension with the GSA and the financing, and to make a distribution to the partners of Security. The debt is for a term of 15.3 years maturing October 31, 2018 at which time the loan will have been paid down to a balance of $10,000,000. Security also successfully obtained residual value insurance for approximately $10,000,000. The interest cost of the financing is 4.63%. The financing is non-recourse to the Company. The Company received approximately $41,000,000 from the Security distribution. In addition, under the terms of the Security partnership agreement, the Company is entitled to (i) 95% of Security's distributions of cash flow until it has received $2,000,000 of such distributions, and thereafter 50% of such distributions and (ii) once it has received $2,000,000 of cash flow distributions, a $180,000 annual management fee from Security. The foregoing percentages are inclusive of the Company's interest as a limited partner in 1500 Woodlawn Limited Partnership, the general partner of Security. In connection with the Security refinancing and distribution, the Company was required to repay its KBC Bank loan. The payoff amount was approximately $14,125,000, which included a release fee and make-whole premium.

The Company and general partner of Security are in disagreement as to the manner in which taxable income of Security is to be allocated pursuant to the partnership agreement and applicable law, and in September 2005, the Company reported taxable income (loss) from Security in a manner it believes is proper, but which was different than the manner reported by Security.

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

Results of Operations.

      2005 Compared to 2004

      For the three months ended September 30, 2005:

            No revenue was generated by the Company in this period. Selling and administrative expenses decreased by $185,424 or 34.9% in 2005 compared to 2004 primarily due to a reduction in professional fees related to continuing litigation defense and fees relating to the MESC acquisition in 2004.

            Income from equity investment in partnerships increased by $783,376 or 112.2% compared to 2004, primarily due to an increase in partnership income relating to our new investment in MESC.

            Net Income increased by $1,041,586 in 2005 over 2004 or 451.4%

      For the nine months ended September 30, 2005:

            No revenue was generated by the Company in this period. Selling and administrative expenses decreased by $2,039,129 or 64.1% in 2005 compared to 2004 primarily due to the write off of the notes receivable in 2004. Also, professional fees for continuing litigation and for the MESC acquisition were less in 2005.

            Income from equity investment in partnerships increased by $613,810, 39.3% more than 2004 due primarily due to an increase in partnership income relating to our new investment in MESC. The increase is partially offset by a reduction in income received from Security.

            Net Income increased by $2,797,424 in 2005 over 2004 or 196.4%.

The Company's Stockholders' Equity at September 30, 2005 was $19,067,996 as compared to $18,392,978 on September 30, 2004, an increase of $675,018.

                    Regency Affiliates, Inc. and Subsidiaries

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. (continued)

2002 transactions. The complaint also alleged that Royalty and its affiliates knowingly participated in the breaches of fiduciary duties by the former director defendants relating to the October 2002 transactions. In addition to other damages, plaintiffs sought unspecified compensatory and/or rescissory damages against all defendants, a declaration that all Company stock issued to Statesman, William R. Ponsoldt, Sr., Royalty and any person affiliated with the foregoing is void, an order rescinding any payments in any form made by the Company to William R. Ponsoldt, Sr. or any of his affiliates or family members, an order rescinding the October 2002 transactions, and an order rescinding Statesman's 2001 option exercise and rescinding the option itself.

In November 2004 the Court dismissed all but one claim alleged in the complaint. The Company was not a defendant in the sole surviving claim, which related to the December 2001 sale of assets from one Regency subsidiary to another Regency subsidiary. In dismissing the claims, the Court determined that all of the claims (other than the claim related to the 2001 asset sale) were derivative in nature and that the claims could therefore not be maintained. In October 2005, the Court dismissed the one remaining claim without prejudice.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Small Business Issuer Purchases of Equity Securities

-----------------------------------------------------------------------------------------------------------------------------
Period                      (a) Total Number of      (b) Average Price Paid   (c) Total Number of      (d) Maximum Number (or
                            Shares (or Units)        per Share (or Unit)      Shares (or Units)        Approximate Dollar
                            Purchased                                         Purchased as Part of     Value) of Shares (or
                                                                              Publicly Announced       Units) that May Yet Be
                                                                              Plans or Programs        Purchased Under the
                                                                                                       Plans or Programs
-----------------------------------------------------------------------------------------------------------------------------
July 1, 2005 - July 31,              8,000                    $5.27                      -                        -
2005(1)
-----------------------------------------------------------------------------------------------------------------------------
August 1, 2005 - August                -                        -                        -                        -
31, 2005
-----------------------------------------------------------------------------------------------------------------------------
September 1, 2005 -                    -                        -                        -                        -
September 30, 2005
-----------------------------------------------------------------------------------------------------------------------------
Total                                8,000                    $5.27                      -                        -
-----------------------------------------------------------------------------------------------------------------------------

(1) On July 28, 2005, the Company purchased 8,000 shares of the Company's common stock for an aggregate price of $42,160 in a privately negotiated transaction.

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

                                         REGENCY AFFILIATES, INC.
                                               (Registrant)


Date: November 14, 2005                  /s/ Laurence S. Levy
      -----------------                  ---------------------------------------
                                         (President and Chief Executive Officer)


Date: November 14, 2005                  /s/ Neil N. Hasson
      -----------------                  ---------------------------------------
                                         (Chief Financial Officer)

                                  EXHIBIT INDEX

      Exhibit Number     Description of Exhibit
      --------------     ----------------------

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