Form 10KSB
period 2005-12-31
REGENCY AFFILIATES INC
filed 2006-05-15
CIK 99249

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                       ----------------------------------

                                   FORM 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

For the fiscal year ended December 31, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________________

Commission file number: 1-7949

                            REGENCY AFFILIATES, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

         Delaware                                                72-0888772
----------------------------                                 ------------------
(State or other jurisdiction                                   (IRS Employer
     of incorporation)                                       Identification No.)

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act |_|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: |X| No: |_|

Check mark whether there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: |_| No: |X|

Issuer's revenues for its most recent year were $0.00.

The aggregate market value of the voting and non-voting Common Equity of the Registrant held by non-affiliates as of May 12, 2006 was $7,908,007.

The number of shares outstanding of Common Stock of the Registrant as of May 12, 2006 was 3,123,412.

Transitional Small Business Disclosure: Yes |_| No |X|
Documents incorporated by reference: None

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
                                     PART I

ITEM 1.      DESCRIPTION OF BUSINESS...........................................1
ITEM 2.      DESCRIPTION OF PROPERTY...........................................7
ITEM 3.      LEGAL PROCEEDINGS.................................................7
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............8

                                     PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY
             SECURITIES........................................................8
ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
             OPERATION.........................................................9
ITEM 7.      FINANCIAL STATEMENTS.............................................11
ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE..............................12
ITEM 8A.     CONTROLS AND PROCEDURES..........................................12
ITEM 8B.     OTHER INFORMATION................................................12

                                    PART III

ITEM  9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT................12

ITEM 10.     EXECUTIVE COMPENSATION...........................................14
ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT AND RELATED STOCKHOLDER MATTERS.......................15
ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................17

                                     PART IV

ITEM 13.     EXHIBITS.........................................................17
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................22
SIGNATURES
EXHIBIT INDEX

                                     PART 1

ITEM 1. DESCRIPTION OF BUSINESS

      This filing contains statements which, to the extent they are not recitations of historical fact, constitute "forward looking statements" under federal securities laws. All such statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual Regency Affiliates, Inc. ("Regency" or the "Company" or "we" or the "Registrant") results to differ materially from those anticipated in the forward looking statements contained in this filing, see Regency's "Narrative Description of Business," "Management's Discussion and Analysis and Plan of Operation," and "Notes to Consolidated Financial Statements." Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by the Company subsequent to this Annual Report on Form 10-KSB and any Current Reports on Form 8-K filed by the Company.

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

      In connection with the redemption of our common stock owned by Statesman, we acquired from Statesman a three year option to purchase the 20% stock interest in NRDC held by Statesman. To exercise the option, we must deliver to Statesman for cancellation a $2,440,000 note issued to Regency by Statesman in October 2001. As consideration for the option, we (i) paid Statesman $250,000,
(ii) amended the note and related pledge agreement to limit our recourse under the note and (iii) transferred to Statesman certain office furniture and equipment that we owned. This option expired in October 2005. As part of the redemption, we also entered into an agreement with Statesman providing for (i) an amendment to the Certificate of Designations of the Series C Preferred Stock for Regency and (ii) certain limitations on the ability of Statesman to issue or transfer shares or other beneficial interests in Statesman or to sell, transfer, purchase or acquire any capital stock of Regency, in each case without first receiving our written confirmation that such issuance or transfer would not adversely affect our ability to utilize our tax loss carryforwards. We paid Statesman an aggregate amount of $2,730,000 in consideration of the foregoing agreements.

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

      MESC Capital was formed to acquire all of the membership interests in Mobile Energy Services Company, LLC, an Alabama limited liability company ("Mobile Energy"). Mobile Energy owns an on-site energy facility that supplies steam and electricity to a Kimberly-Clark tissue mill in Mobile, Alabama. The acquisition of Mobile Energy was also consummated on April 30, 2004 pursuant to a Membership Interest Purchase Agreement, dated as of January 30, 2004, between MESC Capital and Mobile Energy Services Holdings, Inc. The purchase price under the Membership Interest Purchase Agreement, after certain pre-closing adjustments, was $33,600,000. The purchase price and working capital reserves were funded by the issuance of $28,500,000 of non-recourse debt, a total equity contribution by MESC Capital of $8,600,290, $4,300,145 of which was funded by Regency Power and $4,300,145 of which was funded by DTE Mobile, and a credit of $1,000,000 on account of existing and continuing tax-exempt indebtedness of Mobile Energy. The $28,500,000 acquisition indebtedness will be fully amortized over the fifteen year term. Neither Regency Power nor DTE Mobile is obligated to contribute additional capital, or loan or otherwise advance funds, to MESC Capital. See "NARRATIVE DESCRIPTION OF BUSINESS - Regency Power Corporation".

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

      The Company received approximately $41,000,000 of net refinancing proceeds from the Security Land distribution. In addition, under the terms of the Security Land partnership agreement, as amended in April 2003 in contemplation of the refinancing, the Company is entitled to (i) 95% of Security Land's distributions of cash flow until the Company has received $2,000,000 of such distributions, and thereafter 50% of such distributions and (ii) once the Company has received $2,000,000 of cash flow distributions, a $180,000 annual management fee from Security Land. The foregoing percentages are inclusive of the Company's interest as a limited partner in 1500 Woodlawn, the general partner of Security Land. In connection with the Security Land refinancing and distribution, the Company was required to repay its KBC Bank loan. The payoff amount was approximately $14,125,000, which included a release fee and make-whole premium.

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

      At March 31, 2004, the Company held notes receivable totaling $1,127,708, which were deemed uncollectible due to lack of cash flows generated and continual default on payment terms by the issuer. Management determined to record full impairment of the notes and any accrued interest thereon, resulting in an impairment charge of $1,182,626, which is included in the Selling, General & Administrative caption of the accompanying Statements of Operations. On December 30, 2005 the Company agreed to accept a $125,000 note from RCI as a restructuring of the above named obligation. The note, which bears interest at 6.5%, calls for payments of $1,088 per month until December 2008 at which time the balance will be due and payable.

National Resource Development Corporation; Iron Mountain Resources, Inc.

      Until December 2001, our 80%-owned subsidiary, NRDC had as its principal asset approximately 70 million short tons of Aggregate located at the site of the Groveland Mine in Dickinson County, Michigan. NRDC never consummated sales of material amounts of Aggregate. In December 2001, the Aggregate was sold to Iron Mountain, a 75% owned subsidiary of Regency. The purchase price was $18,200,000 and is payable, with interest of 2.46%, in ninety-six equal payments of principal and interest commencing December 2003. The intercompany gain on this transaction has been eliminated in the consolidation process resulting in the Aggregate being carried at its historical cost. Iron Mountain was unsuccessful in its efforts to sell the Aggregate and, in December 2003, defaulted under the note to NDRC. In February 2005, in lieu of foreclosure, Iron Mountain reconveyed the Aggregate to NRDC and the note was deemed satisfied. In June 2005, the Company obtained an appraisal of the Aggregate which concluded that the Aggregate has no value.

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

FILING OF GOING PRIVATE PROXY STATEMENT

      On December 14, 2005, the Company filed with the SEC a preliminary
Schedule 13E-3 Transaction Statement with respect to a going private transaction and a preliminary Schedule 14A Proxy Statement soliciting stockholders to vote on amending the Company's certificate of incorporation to provide for a 1-for-100 reverse stock split (the "Reverse Stock Split") followed immediately by a 50-for-1 forward stock split of the Company's common stock (the "Forward Stock Split"), which would result in the reduction of the number of common stockholders of record of the Company to fewer than 300. This will permit the Company to discontinue the filing of annual and periodic reports and other filings with the SEC. Once the Schedule 13E-3 Transaction Statement and Schedule 14A Proxy Statement are approved in a definitive form by the SEC, the Company will mail copies to its stockholders. The Company currently intends to effect the Reverse Stock Split and Forward Stock Split as soon as possible after such distribution.

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

EMPLOYEES

      As of December 31, 2005, Regency employed three people.

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

      - We have had significant tax loss and credit carryforwards and no assurance can be provided that the Internal Revenue Service would not attempt to limit or disallow altogether our use, retroactively and/or prospectively, of such carryforwards, due to ownership changes or any other reason. The disallowance of the utilization of our net operating loss would severely impact our financial position and results of operations due to the significant amounts of taxable income that have been, and may in the future be, offset by our net operating loss carryforwards;

      - If the Company consummates the Reverse Stock Split and Forward Stock Split and becomes a privately held company, stockholders will own shares in a private company and may not have the ability to sell their shares in the public market. Furthermore, the Company would not file current, quarterly or annual reports or be subject to the proxy requirements of the federal securities laws. Stockholders may therefore find it more difficult to obtain information about the Company and its financial performance.

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

WHERE YOU CAN FIND MORE INFORMATION

      We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. Our Securities and Exchange Commission filings are available to the public over the Internet at the SEC's web site at http://www.sec.gov. You may also read and copy any material we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 for further information on the public reference rooms.

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

      On January 20, 2004, a purported derivative and class action lawsuit was filed by two dissident Company shareholders, Edward E. Gatz and Donald D. Graham, in the New Castle County Court of Chancery, Delaware (the "Court"), captioned Gatz, et al. v. Ponsoldt, Sr., et al., (C.A. No. 174-N) naming as defendants certain current and former directors of the Company, Royalty and certain of its affiliates, Statesman and, nominally, the Company (the "Delaware Action"). The complaint alleged various breaches of fiduciary duties by the former directors and Statesman, and that Royalty and its affiliates knowingly participated in certain of the alleged breaches. In November 2004 the Court dismissed all but one claim alleged in the complaint. The Company was not a defendant with respect to the sole surviving claim, which related to the 2001 sale of a cache of previously quarried and piled aggregate rock by NRDC to Iron Mountain (the "Aggregate Sale"). On October 16, 2005, the Court dismissed plaintiffs' sole remaining claim for failure to state a claim for relief. The dismissal was without prejudice and the plaintiffs were given leave to file an amended complaint attacking the Aggregate Sale.

      On January 30, 2006, plaintiffs filed an amended complaint challenging the Aggregate Sale and alleging that the Aggregate Sale negatively impacted the Company's common stockholders. The Company is not a defendant with respect to this claim. Plaintiffs seek damages in excess of $5,400,000 with respect to the claim related to the Aggregate Sale. Defendants have moved to dismiss the amended complaint but briefing on the motion has not been completed. The Company has been advised that the defendants intend to vigorously defend the claim asserted against them in the Delaware Action.

      The defendants in the Delaware Action, other than Statesman, are entitled to be indemnified by the Company for damages, if any, and expenses, including legal fees, they may incur as a result of the lawsuit, subject to certain circumstances under which such indemnification is not available. In addition, the Company's insurance carrier contends that none of the claims contained in the Delaware Action are covered by insurance on the basis of the "insured vs. insured" exclusion since one of the plaintiffs, Donald D. Graham, was previously a director of the Company.

      On May 10, 2004, Gary Nuttall, a former President of the Company, commenced an arbitration proceeding against the Company with respect to certain claims allegedly arising under his 1995 Employment Agreement with the Company. Mr. Nuttall is seeking severance and all other compensation and benefits due him under the 1995 Employment Agreement in an amount in excess of approximately $1,650,000 ($1,400,000 of which is a financing bonus), 466,667 unrestricted shares of the Company (pre-split), options to purchase additional stock of the Company, punitive damages, interest, fees and costs associated with the arbitration. On May 4, 2006, the parties settled the disputes between them without admitting any liability, fault or wrongdoing, and entered into a settlement agreement providing for, among other things, payment of $950,000 by the Company to Mr. Nuttall and the purchase by the Company of the 29,134 shares of Company common stock owned by Mr. Nuttall, at a purchase price of $6.50 per share.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

      Our common stock is traded in the over-the-counter market on the OTC Bulletin Board. The symbol for the listing is "RAFIE.OB". The following table sets forth the high and low bid prices for each calendar quarter during the last two fiscal years of Regency. On May 12, 2006 the closing sale price of our common stock was $6.65. As of May 12, 2006, there were approximately 2,318 common stockholders of record.

YEAR ENDED
DECEMBER 31, 2004
-----------------
                                HIGH ($)          LOW ($)
                                --------          -------

First Quarter                     6.45             6.01
Second Quarter                    7.45             6.05
Third Quarter                     6.50             6.01
Fourth Quarter                    6.02             5.15

YEAR ENDED
DECEMBER 31, 2005
-----------------

                                HIGH ($)          LOW ($)
                                --------          -------
First Quarter                     6.25             5.10
Second Quarter                    6.05             5.10
Third Quarter                     6.10             5.68
Fourth Quarter                    6.25             6.00
----------

DIVIDEND POLICY

      We have not paid or declared cash dividends on our common stock during the last two fiscal years. We have no present intention to pay cash dividends on our common stock.

TRANSFER AGENT

      Our transfer agent is Transfer On-Line, Inc., which is located at 317 SW Alder Street, Second Floor, Portland, Oregon 97204. Their telephone number is
(503) 227-2950 and their website is www.transferonline.com.

RECENT SALES OF UNREGISTERED SECURITIES

      The Company awarded 250 restricted shares of common stock to each of Errol Glasser and Stanley Fleishman on July 1, 2005 and October 1, 2005 pursuant to the Company's 2003 Stock Incentive Plan, as amended. Exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), for the issuance of such shares is claimed under Section 4(2) of the Securities Act.

SMALL BUSINESS ISSUER REPURCHASE OF SECURITIES

None

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

      - We have had significant tax loss and credit carryforwards and no assurance can be provided that the Internal Revenue Service would not attempt to limit or disallow altogether our use, retroactively and/or prospectively, of such carryforwards, due to ownership changes or any other reason. The disallowance of the utilization of our net operating loss would severely impact our financial position and results of operations due to the significant amounts of taxable income that have been, and may in the future be, offset by our net operating loss carryforwards;

      - If the Company consummates the Reverse Stock Split and Forward Stock Split and becomes a privately held company, stockholders will own shares in a private company and may not have the ability to sell their shares in the public market. Furthermore, the Company would not file current, quarterly or annual reports or be subject to the proxy requirements of the federal securities laws. Stockholders may therefore find it more difficult to obtain information about the Company and its financial performance.

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

      Our Stockholders' Equity at December 31, 2005 was $17,253,209 as compared to $17,558,413 on December 31, 2004, a decrease of 1.7%.

RESULTS OF OPERATIONS

2005 COMPARED TO 2004

      Net sales were $0 in both 2005 and 2004.

      General and Administrative expenses decreased by $941,081 or 25.47% in 2005 as compared to 2004, primarily due to the write off of a Rustic Craft note in 2004 of $1,182,626 entered into General and Administrative expenses as well as a significant decrease of legal fees and investment banking fees related to the MESC transaction.

      Income from equity investment in partnerships increased in 2005 by $1,617,949 or 133.1% as compared to 2004. Increased income from the sale of excess replacement equipment by MESC Capital as well as an increase in operating income was partially offset by an increase in expenses for the maintenance of the Security Land property including significant repairs to the building that were expensed in 2005.

      Legal Settlement expense increased by $950,000 from $0 as a result of the accrual for the Nuttall arbitration settlement.

      Interest expense was $0 in 2005 and 2004 due to the extinguishment of all long-term debt.

      Income tax expense was $138,976 in 2005 and $41,495 in 2004 relating to state income taxes. We do not expect any Federal tax due as a result of previous period operating losses.

      Net loss decreased by $1,446,295 or 63.9% in 2005 over 2004. The change was due to a decrease in general and administrative expenses, an increase in income from equity investment in partnerships, partially offset by the accrual of the Nuttall arbitration settlement.

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

LIQUIDITY AND CAPITAL RESOURCES

      On December 31, 2005, Regency had current assets of $12,148,732 and Shareholders' Equity of $17,253,209. On December 31, 2005, Regency had $11,638,778 in cash and marketable securities, total assets of $19,438,831 and total liabilities of $1,393,133.

      During the preparation of the Company's 2004 federal corporation income tax return, a dispute arose between the Company and Security Land regarding the proper amount of taxable income to be allocated to the Company and reported to the Internal Revenue Service (the "IRS") on Federal Form K-1. This dispute could not be resolved and as such the Company reported a different amount of income on its corporation income tax return than was reported to the IRS by Security. The discrepancy may cause the Company's tax returns to be audited by the IRS. The Company believes that the outcome of any IRS examination will not effect the financial statements of the Company in this year as net operating losses are available to offset any additional income not reported.

      In December, 2001 the Aggregate inventory was sold to Iron Mountain at a purchase price of $18,200,000, payable, with interest of 2.46%, in ninety-six equal payments of principal and interest scheduled to commence in December, 2003. The intercompany gain on this transaction has been eliminated in the consolidation process resulting in the Aggregate inventory being carried at its historical cost. On February 9, 2005, in lieu of foreclosure, Iron Mountain reconveyed the Aggregate inventory back to NRDC and the note was deemed satisfied. In June 2005, the Company obtained an appraisal of the Aggregate which concluded that the Aggregate has no value and as such a full valuation allowance of $832,427 was taken in 2005. This impairment is included in the General and Administrative caption of the accompanying Consolidated Statement of Operations.

FILING OF GOING PRIVATE PROXY STATEMENT

      On December 14, 2005, the Company filed with the SEC a preliminary
Schedule 13E-3 Transaction Statement with respect to a going private transaction and a preliminary Schedule 14A Proxy Statement soliciting stockholders to vote on amending the Company's certificate of incorporation to provide for a 1-for-100 reverse stock split (the "Reverse Stock Split") followed immediately by a 50-for-1 forward stock split of the Company's common stock (the "Forward Stock Split"), which would result in the reduction of the number of common stockholders of record of the Company to fewer than 300. This will permit the Company to discontinue the filing of annual and periodic reports and other filings with the SEC. Once the Schedule 13E-3 Transaction Statement and Schedule 14A Proxy Statement are approved in a definitive form by the SEC, the Company will mail copies to its stockholders. The Company currently intends to effect the Reverse Stock Split and Forward Stock Split as soon as possible after such distribution.

OFF BALANCE SHEET ARRANGEMENTS

      The Company has not entered into any off balance sheet arrangements.

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

      No change occurred in the Company's internal controls concerning financial reporting during the fourth quarter of the fiscal year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

      None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

NAME, AGE                 POSITIONS AND OFFICES HELD AND PRINCIPAL OCCUPATIONS
                                  OR EMPLOYMENT DURING PAST FIVE YEARS

Laurence S. Levy, 49      Mr. Levy is Chairman of the Board of Directors,
                          President, and Chief Executive Officer of the Company.
                          Mr. Levy founded the predecessor to Hyde Park
                          Holdings, LLC in July 1986 and has since served as its Chairman. Hyde Park Holdings, LLC is an investor in middle market businesses. Mr. Levy serves as an officer or director of many companies in which Hyde
                          Park Holdings, LLC or its affiliates invests.
                          Presently, these companies include: Ozburn-Hessey
                          Logistics LLC, a national logistics services company, of which Mr. Levy is a director; Derby Industries LLC, a sub-assembly business to the appliance, food and transportation industries, of which Mr. Levy is Chairman; PFI Resource Management LP, an investor in the Private Funding Initiative program in the United
                          Kingdom, of which Mr. Levy is general partner; Parking
                          Company of America Airports LLC, an owner and operator of airport parking garages, of which Mr. Levy is a director; Warehouse Associates L.P., a provider of warehouse and logistics services, of which Mr. Levy is Chairman. Mr. Levy is also the chairman of the board and chief executive officer of Rand Logistics, Inc. an OTC bulletin board company which provides shipping and transportation services on the Great Lakes. In addition, from March 1997 to January 2001, Mr. Levy served as Chairman of Detroit and Canada Tunnel
                          Corporation, a company which operates the toll tunnel between Detroit, Michigan and Windsor, Ontario, and from August 1993 until May 1999, Mr. Levy served as
                          Chief Executive Officer of High Voltage Engineering

                          Corporation, a diversified industrial and manufacturing company. Mr. Levy received a Bachelor of Commerce degree and a Bachelor of Accountancy degree from the University of Witwatersrand in Johannesburg, South Africa. He is qualified as a Chartered Accountant (South Africa). Mr. Levy received a Master of Business Administration degree from Harvard University and graduated as a Baker Scholar.

Neil N. Hasson, 40        Mr. Hasson is a Director and Chief Financial Officer
                          of the Company. In February 2005, Mr. Hasson was appointed as a Director of Citigroup Property
                          Investors ("CPI"). CPI is an international real estate investment manager. Previously, Mr. Hasson was the head of European Real Estate for DLJ Real Estate
                          Capital Partners, a $660 million real estate fund managed by Donaldson, Lufkin and Jenrette ("DLJ"), where he was involved with the acquisition of real estate throughout the world. Mr. Hasson joined DLJ as a Managing Director in New York in January 1995.

Stanley Fleishman, 54     Mr. Fleishman is a Director of the Company. Since
                          1992, Mr. Fleishman has been President and CEO of
                          Jetro Holdings Inc., a wholesale distributor of dry and perishable retail groceries and food service items.

Errol Glasser, 52         Mr. Glasser is a Director of the Company. Since 1993,
                          Mr. Glasser has been President of Triangle Capital,
                          LLC, a private investment and advisory company based in New York City. Previously, Mr. Glasser was a
                          Managing Director at Kidder, Peabody & Co. with responsibility for its West Coast investment banking activity.

Carol Zelinski, 51        Ms. Zelinski is the Secretary of the Company. Since
                          1997, Ms. Zelinski has been an analyst at Hyde Park
                          Holdings, LLC, a private investment firm. Ms. Zelinski is not a Director of the Company.

There are no family relationships among any of the directors or executive officers of the Company.

Compliance with Section 16(a) of the Exchange Act

      Based solely on a review of reports on Form 3 and 4 and amendments thereto furnished to the Regency during its most recent fiscal year, reports on Form 5 and amendments thereto furnished to us with respect to our most recent fiscal year, we believe that no person who, at any time during 2005, was subject to the reporting requirements of Section 16(a) with respect to Regency failed to meet such requirements on a timely basis except that Laurence S. Levy and Neil Hasson each filed a late Statement of Changes of Beneficial Ownership on Form 4 with respect to options granted on June 14, 2005.

Code of Ethics.

      We have adopted a Code of Ethics that applies to the Company's chief executive officer and chief financial officer. A copy of the Code of Ethics will be provided without charge to any person who requests it by writing to the address set forth on the cover page to this Form 10-KSB.

Audit Committee

      The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, and consists of Errol Glasser and Stanley Fleishman. Each of the current members of the Company's Audit Committee is an "independent director" as determined pursuant to Rule 4200(a)(15) of the National Association of Securities Dealers' (NASD) listing standards.

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

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following table sets forth the annual and long-term compensation during the last three years for each of the Company's named executive officers.

                                   ANNUAL COMPENSATION                                  LONG TERM COMPENSATION
                                   -------------------                                  ----------------------
---------------------------------------------------------------------------------------------------------------------------------
                                                                  OTHER                             RESTRICTED
                                                                  ANNUAL          SECURITIES          STOCK           ALL OTHER
NAME AND PRINCIPAL                      SALARY        BONUS    COMPENSATION  UNDERLYING OPTIONS      AWARD(S)        COMPENSATION
    POSITION                  YEAR        ($)          ($)         ($)               ($)                (#)               ($)
---------------------------------------------------------------------------------------------------------------------------------
Laurence S. Levy
  President/CEO              2005       150,000         0           0               50,000               0                 0
                             2004       150,000         0           0               50,000               0                 0
                             2003       181,250         0           0               75,000               0                 0
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
Neil N. Hasson
      CFO                    2005       50,000          0           0               50,000               0                 0
                             2004       50,000          0           0               50,000               0                 0
                             2003       56,250          0           0               75,000               0                 0
---------------------------------------------------------------------------------------------------------------------------------

OPTION/SAR GRANTS

      The Option/SAR Grants Table below shows the individual grants of stock options (whether or not in tandem with SARS) and freestanding SARS made during the last completed fiscal year to any of the named executive officers.

                        OPTION GRANTS IN LAST FISCAL YEAR

--------------------------------------------------------------------------------------------------------------------------------
                                                           PERCENT OF
                                     NUMBER OF            TOTAL OPTIONS          EXERCISE        MARKET PRICE
                                    SECURITIES             GRANTED TO           PRICE PER         ON DATE OF
                                    UNDERLYING            EMPLOYEES IN            SHARE             GRANT           EXPIRATION
          NAME                   OPTIONS GRANTED (#)        FISCAL YEAR            ($/SH)            ($)               DATE
    -----------------            ------------------      ---------------       ------------      ------------       ------------
--------------------------------------------------------------------------------------------------------------------------------
Laurence S. Levy                      50,000                   50%                 1.58              5.27             6/22/2005
--------------------------------------------------------------------------------------------------------------------------------
Neil N. Hasson                        50,000                   50%                 1.58              5.27             6/22/2005
--------------------------------------------------------------------------------------------------------------------------------

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUE

      The Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values table shows the following exercises of stock options during the fiscal year ending December 31, 2005 and the value at December 31, 2005 of unexercised stock options held by the named executive officers.

--------------------------------------------------------------------------------------------------------------------------
                       SHARES                    NUMBER OF SECURITIES UNDERLYING
                     ACQUIRED ON      VALUE        UNEXERCISED OPTIONS/SARS AT           VALUE OF UNEXERCISED IN-THE-MONEY
                      EXERCISE      REALIZED              FY-END (#)                        OPTIONS/SARS AT FY-END($)
    NAME                (#)           (S)           EXERCISABLE/UNEXERCISABLE                EXERCISABLE/UNEXERCISABLE
    ----             -----------    --------     -------------------------------         ---------------------------------
--------------------------------------------------------------------------------------------------------------------------
  Laurence
   S. Levy             50,000        196,000                125,000/O                                670,500/0
--------------------------------------------------------------------------------------------------------------------------
   Neil N.
   Hasson              50,000        196,000                125,000/0                                670,500/0
--------------------------------------------------------------------------------------------------------------------------

INCENTIVE STOCK OPTION PLANS

Non Qualified Stock Options.

      On June 14, 2005, Messrs. Levy and Hasson were each granted options to purchase 50,000 shares of our common stock at an exercise price of $1.58 per share under the 2003 Stock Incentive Plan, as amended.

LTIP Awards.

      There have been no awards under any long-term Incentive Plan during the last completed fiscal year.

Defined Benefit Plans.

      We have no defined benefit or actuarial plans.

COMPENSATION OF DIRECTORS

      Pursuant to our 2003 Stock Incentive Plan adopted in March 2003, non-management directors receive 250 shares of our common stock for every quarter of a year of service completed. In this regard, each of Messrs. Fleishman and Glasser were issued 1,000 shares of our common stock during the fiscal year ended December 31, 2005. On June 14, 2005, Messrs. Levy and Hasson were each granted options to purchase 50,000 shares of our common stock at an exercise price of $1.58 per share under the 2003 Stock Incentive Plan, as amended. On June 22, 2005 Messrs. Levy and Hasson elected to exercise the options received on June 14, 2005.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL
ARRANGEMENTS

      In connection with the Restructuring Transactions described in Item 1, we entered into an Employment Agreement with Laurence S. Levy, our current President and Chief Executive Officer, and with Neil Hasson, our current Chief Financial Officer. Under each employment agreement, the executive's employment commences on the date of the Restructuring Transactions and terminates upon the date on which the executive attains retirement age, provided that the executive may terminate his employment upon 30 days notice to Regency and he may be removed from office upon death or disability or for just cause. The employment agreements provides for a base annual salary of no less than $150,000 for Mr. Levy and no less than $50,000 for Mr. Hasson, a discretionary bonus and other customary benefits. The employment agreements also provide for the issuance to each of Messrs. Levy and Hasson, of options to purchase 25,000 shares of our common stock for $1.35 per share. Those options were issued in April 2003 pursuant to the Company's 2003 Stock Incentive Plan, as amended.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information.

-----------------------------------------------------------------------------------------------------------------------------------
                                                (a)                              (b)                              (c)
-----------------------------------------------------------------------------------------------------------------------------------
                                     NUMBER OF SECURITIES TO BE                                      NUMBER OF SECURITIES REMAINING
                                      ISSUED UPON EXCERCISE OF       WEIGHTED-AVERAGE EXCERCISE       AVAILABLE FOR ISSUANCE UNDER
                                        OUTSTANDING OPTIONS,        PRICE OF OUTSTANDING OPTIONS,      EQUITY COMPENSATION PLANS
                                        WARRANTS AND RIGHTS              WARRANTS AND RIGHTS        (EXCLUDING SECURITIES REFLECTED
        PLAN CATEGORY                           (#)                              ($)                         IN COLUMN (a))
        -------------                --------------------------     -----------------------------   -------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
    Equity compensation plans
  approved by security holders                 12,000                           0.90                              N/A
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
  Equity compensation plans not
approved by security holders (1)              290,000                           1.63                            110,000
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
              Total                           302,000                           1.60                            110,000
-----------------------------------------------------------------------------------------------------------------------------------

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

Security Ownership of Certain Beneficial Owners.

      The following table sets forth information regarding ownership of outstanding shares of our common stock as of May 12, 2006 by those individuals or groups who have advised us that they own more than five percent (5%) of such outstanding shares.

---------------------------------------------------------------------------------------------------------
          NAME AND ADDRESS OF
           BENEFICIAL OWNER                    AMOUNT BENEFICIALLY OWNED                 PERCENT OF CLASS
         --------------------                 ---------------------------                ----------------
---------------------------------------------------------------------------------------------------------
   Royalty Holdings, LLC and Royalty
           Management, Inc.
            450 Park Avenue
       New York, New York 10022                      1,823,738 (1)                            58.40%
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
       Raffles Associates, L.P.
          450 Seventh Avenue
       New York, New York 10123                       173,067 (2)                              5.54%
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
         Laurence S. Levy (1)
      c/o Hyde Park Holdings, LLC
            450 Park Avenue
       New York, New York 10022                     2,048,738 (1)(3)                          62.11%
---------------------------------------------------------------------------------------------------------

----------
(1) Based on information contained in the Statement on Schedule 13D filed by such entities on June 24, 2005.
(2) Based on information contained in the amended Statement on Schedule 13G filed by such entity on January 26, 2006.
(3) Comprised of (i) the 1,823,738 shares that are beneficially owned by Royalty Management, Inc., of which Mr. Levy is the President, sole director and sole stockholder, (ii) 175,000 shares underlying currently exercisable options granted to Mr. Levy under the Company's 2003 Stock Incentive Plan, as amended and (iii) 50,000 shares owned directly.

The following table sets forth certain information as of May 12, 2006 regarding the ownership of Common Stock by (i) each director and nominee for director,
(ii) each individual named in the Summary Compensation Table contained herein, and (iii) all current executive officers and directors of the Company as a group. Except as otherwise indicated, each such stockholder has sole voting and investment power with respect to the shares beneficially owned by such stockholder.

----------------------------------------------------------------------------------------------------
     NAME AND ADDRESS OF               AMOUNT AND NATURE OF BENEFICIAL
       BENEFICIAL OWNER                             OWNER                          PERCENT OF CLASS
     -------------------               -------------------------------             ----------------
----------------------------------------------------------------------------------------------------
     Laurence S. Levy (1)                       2,048,738 (2)                            62.11%
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
      Neil N. Hasson (1)                          175,000 (3)                             5.39%
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
        Errol Glasser
      280 Madison Avenue
          Suite 600
   New York, New York 10016                        24,750 (4)                           Less than 1%
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
      Stanley Fleishman
c/o Jetro, 15-24 132nd Street
College Point, New York 10123                      20,750 (4)                           Less than 1%
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
All current Directors and
Executive Officers as a group                   2,269,238                                65.62%
----------------------------------------------------------------------------------------------------

----------

(1) The address of such beneficial owner is c/o Hyde Park Holdings, LLC, 450 Park Avenue, New York, New York 10022.
(2) Comprised of (i) the 1,823,738 shares that are beneficially owned by Royalty Management, Inc., of which Mr. Levy is the President, sole director and sole stockholder, (ii) 175,000 shares underlying currently exercisable options granted to Mr. Levy under the Company's 2003 Stock Incentive Plan, as amended and (iii) 50,000 shares owned directly.
(3) Comprised of 125,000 shares of Common Stock underlying options currently exercisable granted to Mr. Hasson under the Company's 2003 Stock Incentive Plan, as amended and 50,000 shares owned directly.
(4) Includes 17,500 shares of Common Stock underlying stock options currently exercisable or exercisable within sixty days issued to such individual under the Company's 2003 Stock Incentive Plan, as amended.
(5) Based on information contained in the amended Statement on Schedule 13G filed by such entity on January 25, 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 13. EXHIBITS
      The following documents are filed as part of this report:

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
            Independent Accountant's Report                                  F-1
            Consolidated Balance Sheets                                F-2 - F-3
            Consolidated Statements of Operations                            F-4
            Consolidated Statements of Shareholders' Equity                  F-5
            Consolidated Statements of Cash Flows                      F-6 - F-7
            Notes to Consolidated Financial Statements                F-8 - F-19

            Index of Exhibits

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

10.4 Stock Option Agreement, dated April 1, 2003, between the Company and Stanley Fleishman (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-KSB for the year ended 2002 filed on April 15, 2003, and incorporated herein by reference). *

10.5 Stock Option Agreement, dated April 1, 2003, between the Company and Errol Glasser (filed as Exhibit 10.3 to the Company's Annual Report on Form 10-KSB for the year ended 2002 filed on April 15, 2003, and incorporated herein by reference). *

10.6 Stock Option Agreement, dated April 1, 2003, between the Company and Laurence Levy (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-KSB for the year ended 2002 filed on April 15, 2003, and incorporated herein by reference). *

10.7 Stock Option Agreement, dated April 1, 2003, between the Company and Neil Hasson (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the year ended 2002 filed on April 15, 2003, and incorporated herein by reference). *

10.8 Stock Option Agreement, dated October 1, 2003 between the Company and Laurence Levy (filed as Exhibit 11 to Amendment No. 3 to Schedule 13D filed by Royalty Holdings LLC, Royalty Management, Inc., Laurence Levy and Neil Hasson on October 3, 2003, and incorporated herein by reference). *

10.9 Stock Option Agreement, dated October 1, 2003 between the Company and Neil Hasson (filed as Exhibit 12 to Amendment No. 3 to Schedule 13D filed by Royalty Holdings LLC, Royalty Management, Inc., Laurence Levy and Neil Hasson on October 3, 2003, and incorporated herein by reference). *

10.10 Stock Option Agreement, dated October 1, 2003 between the Company and Errol Glasser (filed as Exhibit
                  10.9 to the Company's Annual Report on Form 10-KSB filed on April 14, 2004, and incorporated herein by reference). *

10.11 Stock Option Agreement, dated October 1, 2003 between the Company and Stanley Fleishman (filed as Exhibit
                  10.10 to the Company's Annual Report on Form 10-KSB filed on April 14, 2004, and incorporated herein by reference). *

10.12 Stock Option Agreement, dated as of August 13, 2004 between the Company and Laurence Levy (filed as Exhibit
                  10.2 to the Company's Quarterly Report on Form 10-QSB filed on August 23, 2004, and incorporated herein by reference). *

10.13 Stock Option Agreement, dated as of August 13, 2004 between the Company and Neil Hasson (filed as Exhibit
                  10.3 to the Company's Quarterly Report on Form 10-QSB filed on August 23, 2004, and incorporated herein by reference). *

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

10.42 Stock Option Agreement, dated as of June 14, 2005 between the Company and Laurence S. Levy (incorporated by reference from an Amendment to Schedule 13D filed on June 24, 2005). *

10.43 Stock Option Agreement, dated as of June 14, 2005 between the Company and Neil Hasson (incorporated by reference from an Amendment to Schedule 13D filed on June 24, 2005). *

21                Schedule of Subsidiaries

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed or to be billed by Rosenberg Rich Baker Berman & Company for each of the last two fiscal years for professional services rendered for the audit of the Company's annual financial statements, review of financial statements included in the Company's quarterly reports on Form 10-QSB and services that were provided in connection with statutory and regulatory filings or engagements were $56,117 for the fiscal year ended December 31, 2005 and $58,786 for the fiscal year ended December 31, 2004.

Audit-Related Fees. The aggregate fees billed by Rosenberg Rich Baker Berman & Company for each of the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements were $0 for the fiscal year ended December 31, 2005 and $0 for the fiscal year ended December 31, 2004

Tax Fees. The aggregate fees billed by Rosenberg Rich Baker Berman & Company in each of the last two fiscal years for professional services rendered for tax compliance, tax advice and tax planning were $35,018 for the fiscal year ended December 31, 2005 and $35,000 for the fiscal year ended December 31, 2004.

All Other Fees. The aggregate fees billed by Rosenberg Rich Baker Berman & Company in each of the last two fiscal years for products and services other than those reported in the three prior categories were $0 for the fiscal year ended December 31, 2005 and $0 for the fiscal year ended December 31, 2004.

Policy on Pre-Approval of Services Provided by Rosenberg Rich Baker Berman & Company

Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of Rosenberg Rich Baker Berman & Company are subject to the specific pre-approval of the Audit Committee. All audit and permitted non-audit services to be performed by Rosenberg Rich Baker Berman & Company require pre-approval by the Audit Committee. The procedures require all proposed engagements of Rosenberg Rich Baker Berman & Company for services of any kind to be submitted for approval to the Audit Committee prior to the beginning of any services. The Company's audit and tax services proposed for 2005 along with the proposed fees for such services were reviewed and approved by the Company's Audit Committee.

                       SIGNATURES REQUIRED FOR FORM 10-KSB

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        REGENCY AFFILIATES, INC.


May 15, 2006                            By: /s/ Laurence S. Levy
     Date                                   ------------------------------------
                                            Laurence S. Levy, President and
                                            Chief Executive Officer


May 15, 2006                            By: /s/ Neil N. Hasson
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


May 15, 2006                            By: /s/ Laurence S. Levy
     Date                                   ------------------------------------
                                            Laurence S. Levy, President,
                                            Chief Executive Officer and Director


May 15, 2006                            By: /s/ Neil N. Hasson
     Date                                   ------------------------------------
                                            Neil N. Hasson, Chief Financial
                                            Officer and Director


May 15, 2006                            By: /s/ Errol Glasser
     Date                                   ------------------------------------
                                            Errol Glasser, Director


May 15, 2006                            By: /s/ Stanley Fleishman
     Date                                   ------------------------------------
                                            Stanley Fleishman, Director

                                INDEX TO EXHIBITS

      1.    Financial Statements:                                           Page
            --------------------                                            ----
            Independent Accountant's Report                                  F-1
            Consolidated Balance Sheets                                F-2 - F-3
            Consolidated Statements of Operations                            F-4
            Consolidated Statements of Shareholders' Equity                  F-5
            Consolidated Statements of Cash Flows                      F-6 - F-7
            Notes to Consolidated Financial Statements                F-8 - F-19
      2.    Other Exhibits

      Exhibit No.       Description of Document
      -----------       -----------------------

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

      Exhibit No.       Description of Document
      -----------       -----------------------

      10.8 Stock Option Agreement, dated October 1, 2003 between the Company and Laurence Levy (filed as Exhibit 11 to Amendment No. 3 to Schedule 13D filed by Royalty Holdings LLC, Royalty Management, Inc., Laurence Levy and Neil Hasson on October 3, 2003, and incorporated herein by reference). *

      10.9 Stock Option Agreement, dated October 1, 2003 between the Company and Neil Hasson (filed as Exhibit 12 to Amendment No. 3 to Schedule 13D filed by Royalty Holdings LLC, Royalty Management, Inc., Laurence Levy and Neil Hasson on October 3, 2003, and incorporated herein by reference). *

      10.10 Stock Option Agreement, dated October 1, 2003 between the Company and Errol Glasser (filed as Exhibit
                        10.9 to the Company's Annual Report on Form 10-KSB filed on April 14, 2004, and incorporated herein by reference). *

      10.11 Stock Option Agreement, dated October 1, 2003 between the Company and Stanley Fleishman (filed as Exhibit
                        10.10 to the Company's Annual Report on Form 10-KSB filed on April 14, 2004, and incorporated herein by reference). *

      10.12 Stock Option Agreement, dated as of August 13, 2004 between the Company and Laurence Levy (filed as Exhibit
                        10.2 to the Company's Quarterly Report on Form 10-QSB filed on August 23, 2004, and incorporated herein by reference). *

      10.13 Stock Option Agreement, dated as of August 13, 2004 between the Company and Neil Hasson (filed as Exhibit
                        10.3 to the Company's Quarterly Report on Form 10-QSB filed on August 23, 2004, and incorporated herein by reference). *

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

      10.42 Stock Option Agreement, dated as of June 14, 2005 between the Company and Laurence S. Levy (incorporated by reference from an Amendment to Schedule 13D filed on June 24, 2005). *

      10.43 Stock Option Agreement, dated as of June 14, 2005 between the Company and Neil Hasson (incorporated by reference from an Amendment to Schedule 13D filed on June 24, 2005). *

      21                Schedule of Subsidiaries

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

                    Regency Affiliates, Inc. and Subsidiaries

                        Consolidated Financial Statements

                           December 31, 2005 and 2004

                    Regency Affiliates, Inc. and Subsidiaries
                        Index to the Financial Statements

                                                                          Page

Report of Independent Registered Public Accounting Firm                   F-1

Financial Statements

      Consolidated Balance Sheets                                      F-2 - F-3

      Consolidated Statements of Operations                               F-4

      Consolidated Statements of Changes in Shareholders' Equity          F-5

      Consolidated Statements of Cash Flows                            F-6 - F-7

Notes to Consolidated Financial Statements                            F-8 - F-19

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Regency Affiliates, Inc. and Subsidiaries

We have audited the consolidated balance sheets of Regency Affiliates, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regency Affiliates, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the results of its consolidated operations, changes in shareholder's equity and cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.


                     /s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
April 25, 2006

                    Regency Affiliates, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                       December 31,
                                                          -------------------------------------
                                                                2005                 2004
                                                          ----------------     ----------------
Assets

   Current Assets
     Cash and cash equivalents                            $      5,646,788     $      1,469,353
     Marketable securities                                       5,991,990            8,992,257
     Accrued interest receivable                                   499,233              347,242
     Other current assets                                           10,721               41,896
                                                          ----------------     ----------------
        Total Current Assets                                    12,148,732           10,850,748

   Property, plant and equipment, net                                   --               1,899

   Investment in partnerships                                    7,288,799            7,754,686

   Other Assets
     Aggregate inventory                                                --             832,427
     Deferred costs                                                     --             250,000
     Other                                                           1,300               1,300
                                                          ----------------     ----------------
        Total Other Assets                                           1,300            1,083,727
                                                          ----------------     ----------------
              Total Assets                                $     19,438,831     $     19,691,060
                                                          ================     ================

See notes to the consolidated financial statements.                          F-2

                    Regency Affiliates, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                   December 31,
                                                                         -------------------------------
                                                                             2005               2004
                                                                         ------------       ------------
Liabilities and Shareholders' Equity

Current Liabilities
  Accounts payable and accrued expenses                                  $  1,393,133       $    690,827
                                                                         ------------       ------------
     Total Current Liabilities                                              1,393,133            690,827

Deferred credit                                                               792,489          1,441,820

Shareholders' equity

  Serial preferred stock not subject to mandatory redemption
    605,291 shares issued and outstanding (Maximum liquidation
    preference $24,849,410)                                                 1,052,988          1,052,988

  Common stock, par value $.01; 8,000,000 shares authorized and
    3,121,412 in 2005 and 3,020,412 in 2004 outstanding                        31,214             30,204

  Additional paid-in capital                                                8,737,321          8,182,631
  Readjustment resulting from quasi-reorganization at December 1987        (1,670,596)        (1,670,596)
  Retained earnings                                                        11,880,077         12,698,821
  Note receivable - sale of stock                                          (2,440,000)        (2,440,000)
  Treasury stock, 55,000 and 47,000 shares in 2005 and 2004,
    respectively                                                             (337,795)          (295,635)
                                                                         ------------       ------------

     Total Shareholders' Equity                                            17,253,209         17,558,413
                                                                         ------------       ------------
                                                                         $ 19,438,831       $ 19,691,060
                                                                         ============       ============

See notes to the consolidated financial statements.                          F-3

                    Regency Affiliates, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                           December 31,
                                                   ----------------------------
                                                       2005            2004
                                                   -----------      -----------
Net Sales                                          $        --      $        --
                                                   -----------      -----------
Costs and expenses
   General and Administrative expenses              (2,768,976)      (3,710,057)
                                                   -----------      -----------
Loss from operations                                (2,768,976)      (3,710,057)
                                                   -----------      -----------
Other income (expense)
Income from equity investment in partnerships        2,833,447        1,215,498
Expiration of option                                  (250,000)              --
Legal settlement                                      (950,000)             -0-
Rental income                                               --            4,599
Interest and dividend income                           447,256          261,948
Unrealized investment gains                              8,505            4,468
                                                   -----------      -----------
Net income (loss) before income taxes                 (679,768)      (2,223,544)

Income tax (expense) benefit                          (138,976)         (41,495)
                                                   -----------      -----------
Net Income (Loss)                                  $  (818,744)     $(2,265,039)
                                                   ===========      ===========

Net income (loss) per common share:

   Basic and diluted
   Net income (loss) per common share              $     (0.27)     $     (0.75)
                                                   -----------      -----------
   Weighted average number of shares                 3,051,037        3,019,317
                                                   -----------      -----------

See notes to the consolidated financial statements.                          F-4

                    Regency Affiliates, Inc. and Subsidiaries
            Consolidated Statement of Changes in Shareholders' Equity
                     Years Ended December 31, 2005 and 2004

                                                                                                                      Readjustment
                                              Preferred Stock                   Common Stock            Additional      Resulting
                                           ---------------------           ----------------------        Paid in        from Quasi-
                                           Shares         Amount           Shares          Amount        Capital      Reorganization
                                           ------         ------           ------          ------       -----------   --------------
Balance - January 1, 2004                  605,291      $ 1,052,988       3,018,412     $    37,733     $ 8,180,545     $(1,670,596)

   Retirement of treasury shares           (10,694)                                          (7,549)        (10,694)

   Purchase treasury shares                     --               --              --              --              --              --

   Common stock issued for services             --               --           2,000              20          12,780              --

      Net loss                                  --               --              --              --              --              --
                                           -------      -----------       ---------     -----------     -----------     -----------

Balance - December 31, 2004                605,291        1,052,988       3,020,412          30,204       8,182,631      (1,670,596)
                                           =======      ===========       =========     ===========     ===========     ===========

   Exercise of stock options                    --               --         100,000           1,000         157,000              --


   Stock options granted to officers            --               --              --              --         392,000              --

   Common stock issued to directors             --               --           1,000              10           5,690              --

   Purchase treasury shares                     --               --              --              --              --              --

      Net income                                --               --              --              --              --              --
                                           -------      -----------       ---------     -----------     -----------     -----------

Balance - December 31, 2005                605,291      $ 1,052,988       3,121,412     $    31,214     $ 8,737,321     $(1,670,596)
                                           =======      ===========       =========     ===========     ===========     ===========

                                                                   Note                    Treasury Stock                  Total
                                              Retained          Receivable            ------------------------         Stockholders'
                                              Earnings         Sale of Stock          Shares            Amount             Equity
                                              --------         -------------          ------            ------         -------------
Balance - January 1, 2004                   $ 14,963,860       $ (2,440,000)         1,160,233      $    (18,243)      $ 20,106,287

   Retirement of treasury shares                      --             18,243         (1,160,233)           18,243                 --

   Purchase treasury shares                           --                 --             47,000          (295,635)          (295,635)

   Common stock issued for services                   --                 --                 --                --             12,800

      Net loss                                (2,265,039)                --                 --                --         (2,265,039)
                                            ------------       ------------             ------      ------------       ------------

Balance - December 31, 2004                   12,698,821         (2,440,000)            47,000          (295,635)        17,558,413
                                            ============       ============             ======      ============       ============

   Exercise of stock options                          --                 --                 --                --            158,000


   Stock options granted to officers                  --                 --                 --                --            392,000

   Common stock issued to directors                   --                 --                 --                --              5,700

   Purchase treasury shares                           --                 --              8,000           (42,160)           (42,160)

      Net income                                (818,744)                --                 --                --           (818,744)
                                            ------------       ------------             ------      ------------       ------------

Balance - December 31, 2005                 $ 11,880,077       $ (2,440,000)            55,000      $   (337,795)      $ 17,253,209
                                            ============       ============             ======      ============       ============

See notes to the consolidated financial statements.                          F-5

                    Regency Affiliates, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                          Years Ended December 31,
                                                                     -----------------------------------
                                                                         2005                   2004
                                                                     -------------         -------------
Cash flows from operating activities
   Net loss                                                          $    (818,744)        $  (2,265,039)
   Adjustments to reconcile net income (loss) to net cash
   used in operating activities
      Income from equity investment in partnerships                     (2,833,447)           (1,215,498)
      Impairment of notes receivable                                            --             1,127,708
      Stock-based compensation                                             397,700                    --
      Depreciation and amortization                                          1,899                 4,658
      Issuance of common stock in lieu of cash                                  --                12,800
      Unrealized gain on marketable securities                                  --              (104,244)
      Impairment of aggregate inventory                                    832,427                    --
      Expiration of option                                                 250,000                    --
      Changes in assets and liabilities
       Increase in accounts receivable                                          --                 3,077
       Increase in interest receivable                                    (151,991)              (47,918)
       Decrease in other current assets                                     31,178                22,399
       Decrease in accounts payable and accrued expenses                   702,306               (16,047)
                                                                     -------------         -------------
          Net cash used in operating activities                         (1,588,672)           (2,478,104)
                                                                     -------------         -------------

Cash flows from investing activities
   Cash investments in partnerships                                             --            (7,300,145)
   Payments received on notes receivable                                        --                 1,563
   Distribution of earnings from partnership                             2,650,000             1,000,000
   Purchases of marketable securities                                 (113,999,733)         (129,892,989)
   Proceeds from sales of marketable securities                        117,000,000           139,500,000
   Net proceeds from the sale of property and equipment                         --               483,415
                                                                     -------------         -------------
          Net cash provided by investing activities                      5,650,267             3,791,844
                                                                     -------------         -------------

Cash flows from financing activities
   Proceeds from the exercise of stock options                             158,000                    --
   Purchase of treasury stock                                              (42,160)             (295,635)
                                                                     -------------         -------------
          Net cash provided by (used in) financing activities              115,840              (295,635)
                                                                     -------------         -------------

Net increase in cash and cash equivalents                            $   4,177,435         $   1,018,105
Cash and cash equivalents - beginning                                    1,469,353               451,248
                                                                     -------------         -------------
Cash and cash equivalents - ending                                   $   5,646,788         $   1,469,353
                                                                     =============         =============

See notes to the consolidated financial statements.                          F-6

                    Regency Affiliates, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (continued)

                                                        Years Ended December 31,
                                                        ------------------------
                                                          2005           2004
                                                        -------        -------
Supplemental disclosures of cash flow information:
   Cash paid during the year for
    Interest                                            $    --        $    --
                                                        -------        -------
    Income taxes                                        $25,976        $41,495
                                                        -------        -------

Supplemental disclosures of non-cash investing and financing activities:

During the year ended December 31, 2004, the Company recorded the retirement of 1,160,233 shares of cancelled treasury stock at a cost of $18,243 resulting in a reduction of common stock of $7,549 and additional paid-in capital of $10,694.

See notes to the consolidated financial statements.                          F-7

Note 1. Summary of Significant Accounting Policies

      Principles of Consolidation - The consolidated financial statements include the accounts of Regency Affiliates, Inc. (the "Company"), its wholly owned subsidiary, Regency Power Corporation since April 30, 2004, date of inception, its 75% owned subsidiary, Iron Mountain Resources, Inc. and its 80% owned subsidiary, National Resource Development Corporation ("NRDC"). All significant intercompany balances and transactions have been eliminated in consolidation.

      Earnings Per Share - Basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share computations assume the conversion of all stock options outstanding that are "in the money".

      Stock Based Compensation - The Company accounts for stock issued for services based on Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation". The statement generally suggests, but does not require, stock-based compensation transactions to be accounted for based on the fair value of the services rendered or the fair value of the equity instruments issued, whichever is more reliably measurable. Securities issued for services amounted to $5,700 in 2005 and $12,800 in 2004. The underlying fair value of the common shares amounted to $5.70 and $6.40 per share, respectively.

      In accordance with Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure", the Company accounts for stock-based compensation to employees using the intrinsic value method as prescribed under Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees" and the related interpretations; and provides the disclosure only provisions of SFAS No. 148.

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

      These items consist of the following at December 31, 2005 and 2004:

                                                      2005           2004
                                                    -------        -------
      Building and land                             $    --        $    --
      Machinery and equipment                        43,708         43,708
                                                    -------        -------
                                                     43,708         43,708
      Accumulated depreciation                       43,708         41,809
                                                    -------        -------
                                                    $    --        $ 1,899
                                                    =======        =======

      Depreciation expense for the years ended December 31, 2005 and 2004 was $1,899 and $4,658, respectively.

      Aggregate Inventory - Inventory held by a subsidiary, NRDC,, which consists of 70+ million short tons of previously quarried and stockpiled aggregate rock located at the site of the Groveland Mine in Dickinson County, Michigan, is stated at lower of cost or market. The Company is also subject to a royalty agreement which requires the payment of certain royalties to a previous owner of the aggregate inventory upon sale of the aggregate.

      In December, 2001 the aggregate inventory was sold to Iron Mountain Resources, Inc., a 75% owned subsidiary of the company. The purchase price was $18,200,000 and is payable, with interest of 2.46%, in ninety-six equal payments of principal and interest scheduled to commence in December, 2003. The intercompany gain on this transaction has been eliminated in the consolidation process resulting in the aggregate inventory being carried at its historical cost. On February 9, 2005, in lieu of foreclosure, Iron Mountain Resources reconveyed the aggregate inventory back to NRDC and the note was deemed satisfied. Based upon a subsequent fair market value appraisal, the aggregate inventory was deemed to be worthless and as such a full valuation allowance of $832,427 was taken in 2005. This impairment is included in the General and Administrative caption of the accompanying Consolidated Statement of Operations.

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

Note 2. Marketable Securities

      The cost and fair value of the Company's investments in marketable securities are as follows:

                                                           Gross           Gross
                                         Amortized       Unrealized      Unrealized        Fair
      Trading securities:                   Cost           Gains           Losses          Value
                                         ----------      ----------      ----------      ----------
      As of December 31, 2004:
        9,000,000 US Treasury bills      $8,987,789      $    4,468      $       --      $8,992,257

      As of December 31, 2005:
        6,000,000 US Treasury bills      $5,983,485      $    8,505      $       --      $5,991,990

Note 3. Investment in Security Land and Development Company Limited Partnership

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

      For the years ended December 31, 2005 and 2004 the Company's income from its equity investment in Security was $649,333 and $360,225, respectively. These funds, however, are principally committed to the amortization of the outstanding principal balance on Security's real estate mortgage. Security does not currently provide liquidity to the Company.

      The Company accounts for the Investment in Partnerships using the equity method, whereby the carrying value of these investments increased or decreased by the Company's allocable share of book income or loss. The cumulative total amount of distributions made in excess of the Company's partnership basis through December 31, 2005 was $792,489, which is recorded as a deferred credit on the accompanying financial statements.

      Summarized financial information for Security is as follows:

                                                             2005              2004
                                                         ------------      ------------
      Balance Sheet Data
       Cash and receivables                              $  1,214,068      $  1,227,837
       Restricted cash                                      1,940,300         2,744,101
       Real estate, net                                    35,347,723        38,600,829
       Deferred charges, net                                8,771,067         9,472,752
       Other assets                                           307,620           414,136
                                                         ------------      ------------
         Total Assets                                      47,580,778        52,459,655
                                                         ============      ============

       Accounts payable and accrued expenses                  347,120           650,690
       Project note payable                                87,631,474        91,904,929
       Other liabilities                                      180,482           177,453
                                                         ------------      ------------
         Total Liabilities                                 88,159,076        92,733,072
                                                         ============      ============

       Partners' capital:
        Regency Affiliates, Inc.                              143,360           432,997
        Other partners                                    (40,721,658)      (40,706,414)
                                                         ------------      ------------
         Total Partners' Capital                          (40,578,298)      (40,273,417)
                                                         ------------      ------------
          Total Liabilities and Partners' Capital          47,580,778        52,459,655
                                                         ============      ============

      Statement of Operations Data
       Revenues                                          $ 13,095,605      $ 12,943,455
       Expenses                                             9,130,411         9,282,554
                                                         ------------      ------------
       Net operating income                                 3,965,194         3,660,901
       Other expenses                                      (3,281,685)       (3,281,685)
                                                         ------------      ------------
       Net income                                        $    683,509      $    379,216
                                                         ============      ============

      Effective November 30, 2000 the Company invested $10,000 for a 5% limited partnership interest in 1500 Wood Lawn Limited Partnership, the general partner of Security. The Company recognized income of $1,708 in 2005 and $948 in 2004 from this investment.

Note 4. Investment in MESC Capital LLC

      On April 30, 2004, the Company, through a newly-formed, wholly-owned subsidiary called Regency Power Corporation, a Delaware corporation, acquired a 50% membership interest in MESC Capital, LLC, a Delaware limited liability company, from DTE Mobile, LLC, pursuant to an Assignment and Assumption Agreement dated as of April 30, 2004. The purchase price for the 50% membership interest was $3,000,000 and was funded from Regency's working capital. The terms of the Assignment and Assumption Agreement were negotiated between Regency and DTE Mobile. DTE Mobile, which is owned by an unregulated subsidiary of a large energy company that has significant experience in owning, managing and operating electric generation and on-site energy facilities, owns the other 50% membership interest in MESC Capital.

      MESC Capital was formed to acquire all of the membership interests in Mobile Energy Services Company, LLC, an Alabama limited liability company. Mobile Energy owns an on-site energy facility that supplies steam and electricity to a Kimberly-Clark tissue mill in Mobile, Alabama. The acquisition of Mobile Energy was also consummated on April 30, 2004 pursuant to a Membership Interest Purchase Agreement, dated as of January 30, 2004, between MESC Capital and Mobile Energy Services Holdings, Inc. The purchase price under the Membership Interest Purchase Agreement, after certain pre-closing adjustments, was $33,600,000, and is subject to certain post-closing adjustments. The purchase price and working capital reserves were funded by the issuance of $28,500,000 of non-recourse debt, a total equity contribution by MESC Capital of $8,600,290, $4,300,145 of which was funded by Regency Power and $4,300,145 of which was funded by DTE Mobile, and a credit of $1,000,000 on account of existing and continuing tax-exempt indebtedness of Mobile Energy. The terms of the

      Membership Interest Purchase Agreement were negotiated between MESC Capital and Mobile Energy Services Holdings, Inc. The Company did not participate in negotiations with respect to the Membership Interest Purchase Agreement.

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

      The Company accounts for the Investment in Partnerships using the equity method, whereby the carrying value of these investments is increased or decreased by the Company's allocable share of book income or loss. The Company recognized income of $2,182,406 in 2005 and $854,325 in 2004 from this investment.

      Summarized financial information for MESC Capital LLC is as follows:

                                                                            2005              2004
                                                                        ------------      ------------
      Balance Sheet Data
       Cash and cash equivalents                                        $  2,096,656      $  1,658,231
       Restricted cash                                                     1,640,427         1,276,851
       Trade receivable                                                    2,542,298         2,480,957
       Current portion of net investment in direct financing lease         1,120,066           983,101
       Insurance and other receivables                                       101,372         2,606,195
       Inventory                                                           3,296,835         4,695,436
       Other assets                                                          213,634           123,545
                                                                        ------------      ------------
          Total current assets                                            11,011,288        13,824,316
                                                                        ------------      ------------

       Debt issuance costs and derivative instruments, net                 1,703,784         2,045,974
       General plant, net                                                    108,486           185,572
       Investment in direct financing lease, net current portion          24,313,554        24,161,125
                                                                        ------------      ------------
          Total assets                                                    37,137,112        40,216,987
                                                                        ============      ============

       Accounts payable                                                    1,450,040         2,690,985
       Accrued liabilities                                                   451,197           446,047
       Current portion of long term debt                                   1,085,850           917,700
                                                                        ------------      ------------
          Total current liabilities                                        2,987,087         4,054,732

       Current portion of long term debt                                  27,182,950        28,268,800
                                                                        ------------      ------------
          Total liabilities                                               30,170,037        32,323,532

       Members' equity                                                     6,967,075         7,893,455
                                                                        ------------      ------------
          Total liabilities and members' equity                           37,137,112        40,216,987
                                                                        ============      ============

      Statement of Operations Data
       Revenues                                                         $ 13,972,688      $  9,231,830
       Expenses                                                           10,910,557         6,934,111
                                                                        ------------      ------------
       Net operating income                                                3,062,131         2,297,719
       Other income and expense                                            1,302,681          (589,070)
                                                                        ------------      ------------
       Net income                                                       $  4,364,812      $  1,708,649
                                                                        ============      ============

Note 5. Notes Receivable

      Pursuant to the sale of the net operating assets of the Company's subsidiary, Rustic Crafts, on September 30, 2002, Rustic Crafts obtained notes receivable. At December 31, 2003, these notes consisted of the following:

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
                                                                  ==========

      In March 2004, these notes were deemed to be uncollectible due to the lack of cash flows generated and the continual default on payment terms by the issuer. Management determined to record full impairment of the notes which totaled $1,182,626. This impairment is included in the General and Administrative caption of the accompanying Consolidated Statement of Operations.

      In December 2005, a stipulation of settlement was entered into in which Regency agreed to accept a total of $125,000 payable over three years in full settlement of the notes detailed above. No gain or income was recognized as a result of this settlement due to the uncertainty that the amount will actually be realized. Such recovery will be recognized upon receipt.

Note 6. Serial Preferred Stock

      At December 31, 2005 and 2004, the Company had 2,000,000 of authorized shares of $.10 par value serial preferred stock. Serial preferred stock at December 31, 2005 and 2004, all of which is convertible (except Series C, which is not convertible) and cumulative, consists of:

                                            Shares                                       Value
                                 ---------------------------        -------------------------------------------------
                                                                                          2005               2004
                                                                                      -----------        ------------
                                 Designated      Outstanding        Carrying          Liquidation         Liquidation
                                 ----------      -----------        --------          -----------        ------------
Series C, $100 stated
   value, cumulative                210,000         208,850      $    229,136       $   20,885,000     $   20,885,000

Series B, $10 stated
   value, 6% cumulative             370,747         370,747           566,912            3,707,470          3,707,470

Junior Series, D, $10
   Stated value, 7%
   Cumulative                        26,000          25,694           256,940              256,940            256,940
                                    -------         -------      ------------       --------------     --------------

                                    606,747         605,291      $  1,052,988       $   24,849,410     $   24,849,410
                                    =======         =======      ============       ==============     ==============

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

      On October 16, 2002, the Company entered into agreements with Statesman providing for the amendment to the Company's Series C Preferred Stock and certain restrictions relating to Statesman's future ownership of an interest in the Company and Statesman's ability to issue or transfer beneficial interests in Statesman, in exchange for a payment to Statesman of $2,730,000. The payment was recorded as a reduction in paid-in capital in the accompanying financial statements.

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

Note 7. Stock Option - Statesman

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

      The Company acquired from Statesman a three-year option to acquire Statesman's 20% interest in NRDC exercisable by delivery to Statesman of the aforementioned $2,440,000 note. The Company acquired the option by paying Statesman $250,000, amending the note (and underlying pledge agreement) to limit recourse and transferring to Statesman certain office furniture and equipment. This option expired in 2005 and was therefore recorded as an expense.

Note 8. Stock Based Compensation

      The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for options. As such, the disclosure only provisions of the Statement of Financial Accounting Standard (SFAS) No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure" are used to report the following information.

      The fair value of the Company's stock-based compensation below was estimated using the Black-Scholes option pricing model which requires highly subjective assumptions including the expected stock price volatility. The fair value of the Company's stock options was estimated using the following assumptions: no expected dividends, risk free interest rate of 3.5% expected average life of approximately 10 years and an expected stock price volatility of 90%. The weighted average fair value of options granted was $5.20 during 2005 and $6.08 during 2004.

      Had compensation cost for the options been determined based on the fair value at the grant dates for those options, stock based compensation, net loss and net loss per common share basic and diluted would have been as follows for the years ended December 31, 2005 and 2004:

                                                   Year Ended       Year Ended
                                                  December 31,     December 31,
                                                      2005             2004
                                                  ------------     ------------
      Net income (loss), as reported               $   131,256      $(2,265,039)

      Add:  Stock-based compensation included          397,700           12,800

      Less: Stock-based compensation - FMV            (525,700)        (608,100)
                                                   -----------      -----------

      Pro forma net income (loss)                  $     3,256      $(2,860,339)
                                                   ===========      ===========

      Net loss per share
        As reported                                $       .04      $      (.75)
                                                   ===========      ===========
        Pro forma                                  $       .00      $      (.95)
                                                   ===========      ===========

      The following is a summary of the status of the Company's options for the year ended December 31, 2005:

                                              Exercise                       Average       Average
                                                Price                       Exercise       Contract
                                                Range           Options       Price          Life
                                             ------------       -------     --------     --------------
      Outstanding at beginning of year       $ .40 - 2.40       302,000     $   2.12          10
                                                                                         Less  than one
      Issued                                     1.58           100,000         1.58     year
                                                                                         Less  than one
      Exercised, forfeited or expired            1.58          (100,000)        1.58     year
                                             ------------       -------     --------     --------------
      Outstanding at end of period           $ .40 - 2.40       302,000     $   2.12          10
                                             ============       =======     ========     ==============

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

      At December 31, 2005 and 2004, the Company's net deferred tax asset, utilizing a 34% effective tax rate, respectively, consists of:

                                                      2005               2004
                                                  -----------       -----------
      Deferred tax assets:
         Net operating loss carry forward           2,567,000         1,485,884
         Valuation allowance                       (2,567,000)       (1,485,884)
                                                  -----------       -----------
          Subtotal                                $        --       $        --
                                                  ===========       ===========

      The valuation allowance was established to reduce the net deferred tax asset to the amount that will more likely than not be realized. This reduction is necessary due to uncertainty of the Company's ability to utilize the net operating loss and tax credit carry forwards before they expire.

      For regular federal income tax purposes, the Company has remaining net operating loss carryforwards of approximately $6,400,000 expiring through 2020. These losses can be carried forward to offset future taxable income and, if not utilized, will expire in varying amount. The Company's tax returns have not recently been examined by the Internal Revenue Service ("Service") and there is no assurance that the Service would not attempt to limit the Company's use of its net operating loss and tax credit carryforwards.

      For the years ended December 31, 2005 and 2004, the tax effect of net operating loss carryforwards reduced the current provision for regular Federal income taxes by approximately $-0- and $-0-, respectively. At December 31, 2005 and 2004, the Company has provided $138,976 and $41,495, respectively, for taxes, which relate to state income taxes.

      The provision (benefit) for income taxes is as follows

                                                      Year Ended December 31,
                                                   ----------------------------
                                                     2005                 2004
                                                   --------            --------
      Current                                      $138,976            $ 41,495
      Deferred                                           --                  --
                                                   --------            --------
                                                   $138,976            $ 41,495
                                                   ========            ========

      The difference between income tax benefits in the financial statements and the tax benefit computed at the applicable statutory rates of 34% at December 31, 2005 is as follows:

                                                              2005        2004
                                                             -----       -----
Federal (expense) benefit at the statutory rate              (34.0)%      34.0%
State tax expense                                            (51.4)        1.9
Benefit of net operating loss carry forward                   34.0         -0-
Valuation Allowance                                           -0-        (34.0)
                                                             -----       -----
Effective tax rate of income tax (expense) benefit            51.4%        1.9%
                                                             -----       -----

Note 10. Employment Agreements

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

Note 11. Related Party Transactions

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

            (ii)A default in the Lease or sudden catastrophe to the Security West Building from uninsured acts of God or war could have a materially adverse impact upon the Company's investment in Security Land and Development Company Limited Partnership and, therefore, its financial position and results of operations.

            (iii) On January 20, 2004, a purported derivative and class action lawsuit was filed by two dissident Company shareholders, Edward E. Gatz and Donald D. Graham, in the New Castle County Court of Chancery, Delaware (the "Court"), captioned Gatz, et al. v. Ponsoldt, Sr., et al., (C.A. No. 174-N) naming as defendants certain current and former directors of the Company, Royalty and certain of its affiliates, Statesman and, nominally, the Company (the "Delaware Action"). The complaint alleged various breaches of fiduciary duties by the former directors and Statesman, and that Royalty and its affiliates knowingly participated in certain of the alleged breaches. In November 2004 the Court dismissed all but one claim alleged in the complaint. The Company was not a defendant with respect to the sole surviving claim, which related to the 2001 sale of a cache of previously quarried and piled aggregate rock by NRDC to Iron Mountain (the "Aggregate Sale"). On October 16, 2005, the Court dismissed plaintiffs' sole remaining claim for failure to state a claim for relief. The dismissal was without prejudice and the plaintiffs were given leave to file an amended complaint attacking the Aggregate Sale.

            On January 30, 2006, plaintiffs filed an amended complaint challenging the Aggregate Sale and alleging that the Aggregate Sale negatively impacted the Company's common stockholders. The Company is not a defendant with respect to this claim. Plaintiffs seek damages in excess of $5,400,000 with respect to the claim related to the Aggregate Sale. Defendants have moved to dismiss the amended complaint but briefing on the motion has not been completed. The Company has been advised that the defendants intend to vigorously defend the claim asserted against them in the Delaware Action.

            The defendants in the Delaware Action, other than Statesman, are entitled to be indemnified by the Company for damages, if any, and expenses, including legal fees, they may incur as a result of the lawsuit, subject to certain circumstances under which such indemnification is not available. In addition, the Company's insurance carrier contends that none of the claims contained in the Delaware Action are covered by insurance on the basis of the "insured vs. insured" exclusion since one of the plaintiffs, Donald
            D. Graham, was previously a director of the Company.

            (iv) On May 10, 2004, Gary Nuttall, a former President of the Company, commenced an arbitration against the Company with respect to certain claims allegedly arising under his 1995 Employment Agreement with the Company. He is seeking severance and all other compensation and benefits due him under the 1995 Employment Agreement in an amount in excess of approximately $1,650,000 ($1,400,000 of which is a financing bonus), 466,667 unrestricted shares of the Company (pre-split), options to purchase additional stock of the Company, punitive damages, interest, fees and costs associated with the arbitration. On May 4, 2006, the parties settled the disputes between them without admitting any liability, fault or wrongdoing, and entered into a settlement agreement providing for, among other things, payment of $950,000 by the Company to Mr. Nuttall and the purchase by the Company of the 29,134 shares of Company common stock owned by Mr. Nuttall, at a purchase price of $6.50 per share. The $950,000 settlement is included in other income and expense on the Statement of Operations and included in accounts payable and accrued expenses on the balance sheet.

            (v) The Company has significant tax loss and credit carryforwards and no assurance can be provided that the Internal Revenue Service would not attempt to limit or disallow altogether the Company's use, retroactively and/or prospectively, of such carryforwards, due to ownership changes or any other reason. The disallowance of the utilization of the Company's net operating loss would severely impact the Company's financial position and results of operations due to the significant amounts of taxable income (generated by the Company's investment in Security) that has in the past been, and may in the future be, offset by the Company's net operating loss carryforwards.

            (vi) Royalty, an affiliate of the company's management, beneficially owns approximately 60% of the Company's common stock. As a result, Royalty has the ability to control the outcome of all matters requiring shareholder approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of the Company's assets.

            (vii) The Company does not expect to pay dividends in the foreseeable future.

            (viii) There are many public and private companies that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. The Company will be in direct competition with these other companies in its search for business opportunities. Many of these entities have significantly greater financial and personnel resources than the Company.

Note 13. Lease Commitments

      Regency leases office space and is committed to minimum lease payments through June 30, 2007 under an operating lease for premises, as follows:

      2006                                   $18,511
      2007                                     9,481
                                             -------
         Total                               $27,992
                                             =======

      Rent expense was $17,630 and $16,790 for the years ended December 31, 2005 and 2004, respectively.

Note 14. Filing of Going Private Proxy Statement

      On December 14, 2005, the Company filed with the SEC a preliminary
      Schedule 13E-3 Transaction Statement with respect to a going private transaction and a preliminary Schedule 14A Proxy Statement soliciting stockholders to vote on amending the Company's certificate of incorporation to provide for a 1-for-100 reverse stock split (the "Reverse Stock Split") followed immediately by a 50-for-1 forward stock split of the Company's common stock (the "Forward Stock Split"), which would result in the reduction of the number of common stockholders of record of the Company to fewer than 300. This will permit the Company to discontinue the filing of annual and periodic reports and other filings with the SEC. Once the Schedule 13E-3 Transaction Statement and Schedule 14A Proxy Statement are approved in a definitive form by the SEC, the Company will mail copies to its stockholders. The Company currently intends to effect the Reverse Stock Split and Forward Stock Split as soon as possible after such distribution.

Note 15. New Accounting Standards

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, "Share Based Payments", an amendment of FAS No. 123 "Accounting for Stock Based Compensation". FAS 123R eliminates the ability to account for share based payments using Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees", and instead requires companies to recognize compensation expense using a fair-value based method. The expense will be measured as the fair value of the award on its grant date and recorded over the applicable service period. The requirements of FAS 123R are effective for the Company beginning in 2006.