Form 10QSB
period 2006-03-31
REGENCY AFFILIATES INC
filed 2006-05-19
CIK 99249

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      (Mark one)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       OR

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _______

                          COMMISSION FILE NUMBER 1-7949

                            REGENCY AFFILIATES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                        72-0888772
(State or other jurisdiction of                (IRS Employer Identification No.)
 Incorporation or organization)

            610 N.E. Jensen Beach Blvd., Jensen Beach, Florida 34957
                    (Address of principal executive offices)

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

As of May 15, 2006 there were 3,123,412 shares of the $.01 Par Value Common Stock outstanding.

Transitional Small Business Disclosure Form (check one): Yes |_| No |X|

                    Regency Affiliates, Inc. and Subsidiaries
                        Index to the Financial Statements

                                                                            Page

Part I - Financial Information (Unaudited)

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets
                  (Unaudited)...............................................3

                  Condensed Consolidated Statements of Operations
                  (Unaudited)...............................................4

                  Condensed Consolidated Statements of Cash Flows
                  (Unaudited)...............................................5

                  Notes to Condensed Consolidated Financial Statements......6

         Item 2.  Management's Discussion and Analysis or
                  Plan of Operation.........................................7-10

         Item 3.  Controls and Procedures..................................11

Part II - Other Information

         Item 1.  Legal Proceedings........................................11-12

         Item 2.  Unregistered Sales of Equity Securities and
                  Use of Proceeds..........................................12

         Item 3.  Defaults Upon Senior Securities..........................12

         Item 4.  Submission of Matters to a Vote of Security Holders......12

         Item 5.  Other Information........................................12

         Item 6.  Exhibits.................................................13-14

Signatures.................................................................15

                    Regency Affiliates, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                 March 31, 2006
                                   (Unaudited)

                                            Assets

Current Assets
  Cash and cash equivalents                                                       $  2,693,979
  Marketable securities                                                              8,986,170
  Interest receivable                                                                  544,984
  Other current assets                                                                      96
                                                                                  ------------

     Total Current Assets                                                           12,225,229

Investment in partnerships                                                           7,463,946
Other                                                                                    1,300
                                                                                  ------------

        Total Assets                                                              $ 19,690,475
                                                                                  ============

                             Liabilities and Shareholders' Equity

Current Liabilities
  Accounts payable and accrued expenses                                           $  1,170,656
  Income taxes payable                                                                 113,000
                                                                                  ------------
     Total Current Liabilities                                                       1,283,656

Deferred credit                                                                        525,874
                                                                                  ------------

        Total Liabilities                                                            1,809,530
                                                                                  ------------

Shareholders' equity
  Serial preferred stock not subject to mandatory redemption
    (Maximum liquidation preference $24,849,410)                                     1,052,988

  Common stock, par value $.01; authorized 8,000,000 shares;
    issued 3,177,412 shares; outstanding 3,122,412 shares                               31,275

  Additional paid-in capital                                                         8,743,360
  Readjustment resulting from quasi-reorganization at December 31, 1987             (1,670,596)
  Retained earnings                                                                 12,501,713
  Note receivable - sale of stock                                                   (2,440,000)
  Treasury stock, 55,000 shares                                                       (337,795)
                                                                                  ------------

     Total Shareholders' Equity                                                     17,880,945
                                                                                  ------------

     Total Liabilities and Shareholders' Equity                                   $ 19,690,475
                                                                                  ============

The attached notes are an integral part of these financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                              Three Months Ended March 31,
                                                            -------------------------------
                                                                2006                2005
                                                            -----------         -----------
Net Sales                                                   $        --         $        --

Costs and expenses
   Costs of goods sold                                               --                  --
   Selling, general and administrative expenses                 293,437             315,075
                                                            -----------         -----------
                                                                293,437             315,075
                                                            -----------         -----------

Loss from operations                                           (293,437)           (315,075)

Income from equity investment in partnerships                   691,762             545,259
Interest and dividend income                                    215,203              38,377
Other income                                                      8,108              48,322
                                                            -----------         -----------

Net income                                                      621,636             316,883
                                                            ===========         ===========

Net income per common share:
   Basic                                                    $       .20         $       .10
                                                            ===========         ===========
   Diluted                                                  $       .18         $       .10
                                                            ===========         ===========

Weighted average number of common shares outstanding
   Basic                                                      3,122,234           3,020,912
                                                            -----------         -----------
   Diluted                                                    3,378,234           3,276,912
                                                            -----------         -----------

The attached notes are an integral part of these financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                  Three Months Ended March 31,
                                                               ---------------------------------
                                                                   2006                 2005
                                                               ------------         ------------
Cash Flows from operating activities

   Net income                                                  $    621,636         $    316,883
   Adjustments to reconcile net income to
     Net cash used in operating activities
       Depreciation and amortization                                     --                1,164
       Income from equity investment in partnerships               (691,762)            (545,259)
       Stock issued for services                                      6,100                2,700
       Unrealized gain on marketable securities                          --              (47,099)
       Changes in operating assets and liabilities
         Accrued interest                                           (45,751)             (32,533)
         Other current assets                                        10,625               20,900
         Accounts payable and accrued expenses                     (109,447)            (138,380)
                                                               ------------         ------------
           Net cash used in operating activities                   (208,629)            (421,624)
                                                               ------------         ------------

Cash flows from investing activities

   Proceeds from sales of marketable securities                  24,000,000           27,000,000
   Purchases of marketable securities                           (26,994,180)         (26,952,274)
   Disbursements from (investments in) partnerships                 250,000             (200,000)
                                                               ------------         ------------
           Net cash used in investing activities                 (2,744,180)            (152,274)
                                                               ------------         ------------

Decrease in cash and cash equivalents                          $ (2,952,809)        $   (573,898)

Cash and cash equivalents - beginning                             5,646,788            1,469,353
                                                               ------------         ------------

Cash and cash equivalents - ending                             $  2,693,979         $    895,455
                                                               ============         ============

                                                                  Three Months Ended March 31,
                                                               ---------------------------------
                                                                   2006                 2005
                                                               ------------         ------------
Supplemental disclosures of cash flow information:
   Cash paid during the year for
     Interest                                                  $         --         $         --
                                                               ------------         ------------

     Income taxes                                              $         --         $        290
                                                               ------------         ------------

The attached notes are an integral part of these financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

Note 1. Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to
      Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005.

      Principles of Consolidation - The consolidated financial statements include the accounts of Regency Affiliates, Inc. (the "Company"), its wholly owned subsidiaries, Regency Power, Inc. and Rustic Crafts International, Inc. ("Rustic Crafts"), its 75% owned subsidiary, Iron Mountain Resources, Inc. ("IMR"), and its 80% owned subsidiary, National Resource Development Corporation ("NRDC"). All significant intercompany balances and transactions have been eliminated in consolidation.

Note 2. Related Party Transactions

      In December 2001, the Company's 80% owned subsidiary, NRDC, sold its inventory of stockpiled rock to the Company's 75% owned subsidiary, IMR, for a purchase price of $18,200,000 in the form of a note. The note has been in default since December 31, 2003. On February 9, 2005, in lieu of foreclosure, Iron Mountain re-conveyed the inventory to National Resource Development and the note was deemed satisfied. In June 2005, the Company obtained an appraisal of the aggregate which concluded that the aggregate has no value.

      In December 2005, the Company's wholly owned subsidiary, Rustic Crafts, entered into a stipulation of settlement with RCI Wood Products regarding outstanding indebtedness with that company. Under the terms of this settlement, RCI will pay to Rustic Craft the sum of $125,000 with interest at six and one-half percent per annum, payable in thirty-five (35) monthly installments of $1,088 each commencing in January 2006. During the quarter ended March 31, 2006, $5,097 was received and is included in other income.

      During the quarter ending March 31, 2005, two directors of the Company each received 250 shares of common stock for services. The fair market value of the stock issued was $2,700 and this expense is included in selling, general and administrative expenses in the statement of operations.

      During the quarter ending March 31, 2006, two directors of the Company each received 500 shares of common stock for services. The fair market value of the stock issued was $6,100 and this expense is included in selling, general and administrative expenses in the statement of operations.

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

            - If the Company consummates the Reverse Stock Split (as defined below) and Forward Stock Split (as defined below) and becomes a privately held company, stockholders will own shares in a private company and may not have the ability to sell their shares in the public market. Furthermore, the Company would not file current, quarterly or annual reports or be subject to the proxy requirements of the federal securities laws. Stockholders may therefore find it more difficult to obtain information about the Company and its financial performance;

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

Liquidity and Capital Resources.

On March 31, 2006, the Company had current assets of $12,225,229 and stockholders' equity of $17,880,945. On March 31, 2006, the Company had $11,680,149 in cash and marketable securities, total assets of $19,690,475 and total current liabilities of $12,283,656.

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

On September 30, 2002, our subsidiary, Rustic Crafts International, Inc. ("Rustic Crafts") sold all of its operating assets subject to the assumption of certain of its liabilities. Prior to the sale, Rustic Crafts had established a $1,000,000 line of credit with PNC Bank which was guaranteed by the Company and expired on May 18, 2002. In conjunction with the Rustic Crafts asset sale, Rustic Crafts' indebtedness under the line of credit together with its $960,000 mortgage loan from PNC Bank and certain other indebtedness to PNC Bank was restructured to replace such indebtedness with five notes totaling $2,432,782 and have a ten year amortization schedule. The notes bear interest at the blended rate of 10.8% per annum. As part of the PNC Bank debt restructuring, Rustic Crafts was required to pay down the outstanding loan balance with $200,000 of the purchase price in the Rustic Crafts asset sale, and was required to make a $540,000 payment in December 2002. A $40,000 payment was made to PNC Bank in December 2002, but Rustic Crafts and the Company failed to make the balance of the December 2002 payment. Accordingly, the PNC Bank debt was subsequently modified to provide for the payment of the remaining $500,000 payment on or before June 30, 2003. On June 30, 2003, the Company paid all outstanding principal and interest due to PNC Bank, in satisfaction of the above described obligations. On December 30, 2005 the Company agreed to accept a $125,000 note from RCI as a restructuring of the above named obligation. The note, which bears interest at 6.5%, calls for payments of $1,088 per month until December 2008 at which time the balance will be due and payable. During the quarter ended March 31, 2006, the Company received $5,097 which was recorded as other income.

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

Results of Operations.

      2006 Compared to 2005

      For the three months ended March 31, 2006 and March 31, 2005:

            No revenue was generated by the Company in these periods.

            Selling and administrative expenses decreased by $21,638 or 6.9% in 2006 compared to 2005 due primarily to a slight decrease in professional fees.

            Income from equity investment in partnerships increased by $146,503, 26.9% more than 2005 due to income received from MESC, partially offset by increased interest expense incurred by Security. There was no interest expense by the Company in either period.

            Net income increased by $304,753 in 2006 over 2005 or 96.2%. The increase was primarily due to the reduction in selling and administrative expenses, an increase in interest income, and an increase in income from equity investment in partnerships.

            The Company's Shareholders' Equity at March 31, 2006 was $17,880,945 as compared to $17,877,997 on March 31, 2005, an increase of $2,948.

Impact of Inflation.

Although the Company has not attempted to calculate the effect of inflation, management does not believe inflation has had a material effect on its results of operations.

Off-Balance Sheet Arrangements

The Company has not entered into any off-balance sheet arrangements.

                    Regency Affiliates, Inc. and Subsidiaries

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

                    Regency Affiliates, Inc. and Subsidiaries

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. (cont.)

      On January 30, 2006, plaintiffs filed an amended complaint challenging the Aggregate Sale and alleging that the Aggregate Sale negatively impacted the consideration the Company received in connection with the October 2002 Restructuring Transactions. The Company is not a defendant with respect to this claim. Plaintiffs seek damages in excess of $5,400,000 with respect to the claim related to the Aggregate Sale. Defendants have moved to dismiss the amended complaint but briefing on the motion has not been completed. The Company has been advised that the defendants intend to vigorously defend the claim asserted against them in the Delaware Action.

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

      On May 10, 2004, Gary Nuttall, a former President of the Company, commenced an arbitration proceeding against the Company with respect to certain claims allegedly arising under his 1995 Employment Agreement with the Company. Mr. Nuttall is seeking severance and all other compensation and benefits due him under the 1995 Employment Agreement in an amount in excess of approximately $1,650,000 ($1,400,000 of which is a financing bonus), 466,667 unrestricted shares of the Company (pre-split), options to purchase additional stock of the Company, punitive damages, interest, fees and costs associated with the arbitration. On May 4, 2006, the parties settled the disputes between them without admitting any liability, fault or wrongdoing, and entered into a settlement agreement providing for, among other things, the payment of $950,000 by the Company to Mr. Nuttall and the purchase by the Company of the 29,134 shares of Company common stock owned by Mr. Nuttall, at a purchase price of $6.50 per share.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company awarded 250 restricted shares of common stock to each of Errol Glasser and Stanley Fleishman on April 3, 2006, pursuant to the Company's 2003 Stock Incentive Plan, as amended. Exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), for the issuance of such shares is claimed under Section 4(2) of the Securities Act.

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

      10.1 Stock Option Agreement, dated as of April 1, 2006, between the Company and Laurence S. Levy.*

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

                                         REGENCY AFFILIATES, INC.
                                         (Registrant)


Date: May 19, 2006                       /s/ Laurence S. Levy
---------------------                    ---------------------------------------
                                         (President and Chief Executive Officer)


Date: May 19, 2006                       /s/ Neil N. Hasson
---------------------                    ---------------------------------------
                                         (Chief Financial Officer)

                                  EXHIBIT INDEX

      Exhibit Number    Description of Exhibit
      --------------    ----------------------

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

      10.1 Stock Option Agreement, dated as of April 1, 2006, between the Company and Laurence S. Levy.*

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