Form 10QSB/A
period 2006-03-31
REGENCY AFFILIATES INC
filed 2006-05-26
CIK 99249

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No.1)

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

                                Explanatory Note

The Company is filing this Amendment No. 1 on Form 10-QSB to the Company's Form 10-QSB for the period ended March 31, 2006 to correct a typographical error in disclosing the total current liabilities in the Liquidity and Capital Resources section of Item 2. Except for the foregoing amended information, this Form 10-QSB/A continues to speak as of May 15, 2006, and the Company has not updated or modified the disclosures herein for events that occurred at a later date.

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

Liquidity and Capital Resources.

On March 31, 2006, the Company had current assets of $12,225,229 and stockholders' equity of $17,880,945. On March 31, 2006, the Company had $11,680,149 in cash and marketable securities, total assets of $19,690,475 and total current liabilities of $1,283,656.

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

      10.1 Stock Option Agreement, dated as of April 1, 2006, between the Company and Laurence S. Levy (filed as
                        Exhibit 10.1 to Form 10-QSB dated May 15, 2006 and incorporated by reference herein).*

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


Date: May 26, 2006                       /s/ Laurence S. Levy
---------------------                    ---------------------------------------
                                         (President and Chief Executive Officer)


Date: May 26, 2006                       /s/ Neil N. Hasson
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

      10.1 Stock Option Agreement, dated as of April 1, 2006, between the Company and Laurence S. Levy (filed as
                        Exhibit 10.1 to Form 10-QSB dated May 15, 2006 and incorporated by reference herein).

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