Form 10QSB
period 2006-06-30
REGENCY AFFILIATES INC
filed 2006-08-21
CIK 99249

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
             (Mark one)
             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

                                       OR

             |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _______

                          COMMISSION FILE NUMBER 1-7949

                            REGENCY AFFILIATES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                        72-0888772
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 Incorporation or organization)

            610 N.E. Jensen Beach Blvd., Jensen Beach, Florida 34957
            --------------------------------------------------------
                    (Address of principal executive offices)

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

As of August 15, 2006 there were 3,103,078 shares of the $.01 Par Value Common Stock outstanding.

Transitional Small Business Disclosure Form (check one): Yes |_| No |X|

                    Regency Affiliates, Inc. and Subsidiaries
                        Index to the Financial Statements

                                                                            Page

Part I - Financial Information (Unaudited)

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets (Unaudited).............3

                 Condensed Consolidated Statements of Operations (Unaudited)...4

                 Condensed Consolidated Statements of Cash Flows (Unaudited)...5

                 Notes to Condensed Consolidated Financial Statements........6-7

         Item 2. Management's Discussion and Analysis or Plan of
                 Operation..................................................8-11

         Item 3. Controls and Procedures......................................12

Part II - Other Information

         Item 1. Legal Proceedings.........................................12-13

         Item 2. Unregistered Sales of Equity Securities and Use of
                 Proceeds.....................................................14

         Item 3. Defaults Upon Senior Securities..............................14

         Item 4. Submission of Matters to a Vote of Security Holders..........14

         Item 5. Other Information.........................................15-17

         Item 6. Exhibits..................................................18-19

Signatures.................................................................20-23

                    Regency Affiliates, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                  June 30, 2006
                                   (Unaudited)

                                     Assets
Current Assets
  Cash and cash equivalents                                                        $    523,872
  Marketable securities                                                               9,481,840
  Interest receivables                                                                  593,784
  Other current assets                                                                       96
                                                                                   ------------
     Total Current Assets                                                            10,599,592

Investment in partnerships                                                            7,404,369

Other Assets                                                                              1,300
                                                                                   ------------

     Total Assets                                                                  $ 18,005,261
                                                                                   ============

                      Liabilities and Shareholders' Equity

Current Liabilities
  Accounts payable and accrued expenses                                            $    224,347
  Income taxes payable                                                                  113,000
                                                                                   ------------
     Total Current Liabilities                                                          337,347

Deferred credit                                                                          98,024
                                                                                   ------------

     Total Liabilities                                                                  435,371
                                                                                   ------------

Shareholders' Equity
  Serial preferred stock not subject to mandatory redemption
     Maximum liquidation preference $24,975,312                                       1,052,988
  Common stock, par value $.01; authorized 8,000,000 shares;
     Issued 3,168,412 shares; outstanding 3,130,512 shares                               31,305
  Additional paid-in capital                                                          9,002,930
  Readjustment resulting from quasi-reorganization at December 31, 1987              (1,670,596)
  Retained earnings                                                                  12,120,429
  Note receivable - sale of stock                                                    (2,440,000)
  Treasury stock, 84,134 shares                                                        (527,166)
                                                                                   ------------
     Total Shareholders' Equity                                                      17,569,890
                                                                                   ------------

     Total Liabilities and Shareholders' Equity                                    $ 18,005,261
                                                                                   ============

The attached notes are an integral part of these financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                 Three Months Ended June 30,            Six Months Ended June 30,
                                                               ------------------------------        ------------------------------
                                                                   2006               2005               2006               2005
                                                               -----------        -----------        -----------        -----------
Revenues                                                       $        --        $        --        $        --        $        --

Costs and expenses
    Selling, general and administrative expenses                   887,618            481,741          1,181,055            796,816
                                                               -----------        -----------        -----------        -----------

Loss from operations                                              (887,618)          (481,741)        (1,181,055)          (796,816)

Income from equity investment in partnerships                      368,272            147,832          1,060,034            693,091
Interest and dividend income                                        61,786             42,894            276,989             81,271
Other income, net                                                   76,275             75,207             84,383            123,529

Income (loss) from operations before income tax                   (381,285)          (215,808)           240,351            101,075

Provision for income taxes                                              --                 --                 --                 --
                                                               -----------        -----------        -----------        -----------

Net Income (loss)                                                 (381,285)          (215,808)           240,351            101,075
                                                               ===========        ===========        ===========        ===========

Net income (loss) per common share:
    Basic                                                      $     (0.12)       $     (0.07)       $      0.08        $      0.03
                                                               ===========        ===========        ===========        ===========
    Diluted                                                    $     (0.12)       $     (0.07)       $      0.07        $      0.03
                                                               ===========        ===========        ===========        ===========

Weighted average common shares outstanding
    Basic                                                        3,110,229          3,088,203          3,116,696          3,025,583
                                                               ===========        ===========        ===========        ===========
    Diluted                                                      3,110,229          3,088,203          3,372,696          3,025,583
                                                               ===========        ===========        ===========        ===========

The attached notes are an integral part of these financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                    Six Months Ended June 30,
                                                                             -------------------------------------
                                                                                 2006                     2005
                                                                             ------------             ------------
Cash Flows from operating activities:
   Net income                                                                $    240,351             $    101,075
   Adjustments to reconcile net income to net
     cash used in operating activities
       Depreciation and amortization                                                   --                    1,899
       Stock-based compensation                                                   256,100                    5,250
       Income from equity investment in partnerships                           (1,060,034)                (693,091)
   Changes in operating assets and liabilities
       Accrued interest receivable                                                (94,550)                 (69,133)
       Other current assets                                                        10,625                   16,300
       Accounts payable and accrued expenses                                   (1,055,786)                (100,018)
                                                                             ------------             ------------
          Net cash used in operating activities                                (1,703,294)                (737,719)
                                                                             ------------             ------------

Cash flows from investing activities:
   Cash investments in partnerships                                                    --                 (200,058)
   Proceeds from partnership earnings received                                    250,000                  325,000
   Proceeds from sales of marketable securities                                49,000,000               54,000,000
   Purchases of marketable securities                                         (52,489,850)             (53,998,474)
                                                                             ------------             ------------
          Net cash (used in) provided by investing activities                  (3,239,850)                 126,468
                                                                             ------------             ------------

Cash flows from financing activities:
   Purchase of treasury stock                                                    (189,371)                      --
   Proceeds from the exercise of stock options                                      9,600                  158,000
                                                                             ------------             ------------
          Net cash (used in) provided by financing activities                    (179,771)                 158,000
                                                                             ------------             ------------

Decrease in cash and cash equivalents                                          (5,122,915)                (453,250)

Cash and cash equivalents - beginning                                           5,646,787                1,469,353
                                                                             ------------             ------------

Cash and cash equivalents - ending                                           $    523,872             $  1,016,103
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

                    Regency Affiliates, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

Principles of Consolidation - The consolidated financial statements include the accounts of Regency Affiliates, Inc. (the "Company"), its 75% owned subsidiary, Iron Mountain Resources, Inc. ("IMR"), and its 80% owned subsidiary, National Resource Development Corporation ("NRDC"). All significant intercompany balances and transactions have been eliminated in consolidation.

Note 2. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Note 3. Related Party Transactions

During the quarter ending June 30, 2006, the Company repurchased the shares of common stock of a former director as part of a legal settlement. The stock was purchased at a price of $6.50 per share at a total cost of $189,371.

During the quarter ending June 30, 2006, two former officers of the Company exercised stock options to purchase 3,000 shares of common stock. Two thousand shares were purchased at an exercise price of $4.00 per share, and one thousand shares were purchased at an exercise price of $1.60 per share.

                    Regency Affiliates, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 4. Stock Based Compensation.

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

During the quarter ended June 30, 2006, our chief executive officer received 50,000 options to purchase shares at an exercise price of $6.27. The fair value of the options was estimated using the Black-Scholes option pricing model which requires highly subjective assumptions including the expected stock price volatility. The fair value of the Company's stock options granted was estimated using the following assumptions: no expected dividends, risk free interest rate of 4.87% expected average life of approximately 10 years and an expected stock price volatility of 70%. The fair value of options granted was $5.00 for total stock based compensation expense of $250,000 for the quarter.

Note 5. Earnings Per Share

Earnings Per Share - Basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share computations assume the conversion of all stock options outstanding that are "in the money". For the three months ended June 30, 2006 diluted earnings per share do not assume the conversion of the stock options as their effect would be anti-dilutive.

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

            - Our subsidiaries currently lack the necessary infrastructure at the site of the Groveland mine in order to permit them to make more than casual sales of the rock aggregate (the "Aggregate") located at the Groveland Mine;

                   Regency Affiliates, Inc. and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

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

On June 30, 2006, the Company had current assets of $10,599,592 and Stockholders' Equity of $17,569,890. On June 30, 2006, the Company had $10,005,712 in cash and marketable securities, total assets of $18,005,261 and total current liabilities of $337,347.

                    Regency Affiliates, Inc. and Subsidiaries

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

In December, 2001 the Aggregate inventory was sold to Iron Mountain Resources Inc. ("Iron Mountain") at a purchase price of $18,200,000, payable, with interest of 2.46%, in ninety-six equal payments of principal and interest scheduled to commence in December, 2003. The intercompany gain on this transaction has been eliminated in the consolidation process resulting in the Aggregate inventory being carried at its historical cost. On February 9, 2005, in lieu of foreclosure, Iron Mountain reconveyed the Aggregate inventory back to National Resource Development Corporation ("NRDC") and the note was deemed satisfied. In June 2005, the Company obtained an appraisal of the Aggregate which concluded that the Aggregate has no value and as such a full valuation allowance of $832,427 was taken in 2005.

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

Filing of Going Private Proxy Statement

On December 14, 2005, the Company filed with the SEC a preliminary Schedule 13E-3 Transaction Statement with respect to a going private transaction and a preliminary Schedule 14A Proxy Statement soliciting stockholders to vote on amending the Company's certificate of incorporation to provide for a 1-for-100 reverse stock split (the "Reverse Stock Split") followed immediately by a 50-for-1 forward stock split of the Company's common stock (the "Forward Stock Split"), which would result in the reduction of the number of common stockholders of record of the Company to fewer than 300. This will permit the Company to discontinue the filing of annual and periodic reports and other filings with the SEC. Once the Schedule 13E-3 Transaction Statement

                    Regency Affiliates, Inc. and Subsidiaries and Schedule 14A Proxy Statement are approved in a definitive form by the SEC, the Company will mail copies to its stockholders. The Company currently intends to effect the Reverse Stock Split and Forward Stock Split as soon as possible after such distribution.

Results of Operations

2006 Compared to 2005

      For the three months ended June 30, 2006 and June 30, 2005:

            No revenue was generated by the Company in this period.

            Selling and administrative expenses increased by $405,877 or 84.3% in 2006 compared to 2005 due primarily to an increase in professional fees relating to a dispute resolution.

            Income from equity investment in partnerships increased by $220,440, 149.1% more than 2005 due to income received from Mobile Energy, partially offset by increased interest expense incurred by Security. There was no interest expense by the Company in either period.

            Net loss increased by $165,477 in 2006 over 2005 or 76.7%. The change was primarily due to an increase in selling and administrative expenses, partially offset by increases in interest income and income from equity investment in partnerships.

      For the six months ended June 30, 2006 and June 30, 2005:

            No revenue was generated by the Company in this period.

            Selling and administrative expenses increased by $384,239 or 48.2% in 2006 compared to 2005 primarily due to professional fee's relating to pending and resolved litigations.

            Income from equity investment in partnerships increased by $366,943, 52.9% higher than 2005, primarily due to increases reported by MESC and Security.

            Net Income increased by $139,276 in 2006 over 2005 or 137.8%.

      The Company's Shareholders' Equity at June 30, 2006 was $17,569,890 as compared to $17,822,738 on June 30, 2005, a decrease of $252,848.

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

                    Regency Affiliates, Inc. and Subsidiaries

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. (cont.)

      On January 30, 2006, plaintiffs filed an amended complaint challenging the Aggregate Sale and alleging that the Aggregate Sale negatively impacted the consideration the Company received in connection with the October 2002 restructuring transactions. The Company was not a defendant with respect to this claim. Plaintiffs sought damages in excess of $5,400,000 with respect to the claim related to the Aggregate Sale. On May 16, 2006, the Court dismissed the sole remaining complaint alleged in the complaint determining that the sole remaining complaint was derivative in nature and could therefore not be maintained by the plaintiffs. On June 14, 2006, the plaintiffs filed a Notice of Appeal appealing the Court's rulings. The matter will be briefed in due course. We are vigorously defending this litigation.

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

      On May 10, 2004, Gary Nuttall, a former President of the Company, commenced an arbitration proceeding against the Company with respect to certain claims allegedly arising under his 1995 Employment Agreement with the Company. Mr. Nuttall sought severance and all other compensation and benefits due him under the 1995 Employment Agreement in an amount in excess of approximately $1,650,000 ($1,400,000 of which is a financing bonus), 466,667 unrestricted shares of the Company (pre-split), options to purchase additional stock of the Company, punitive damages, interest, fees and costs associated with the arbitration. On May 4, 2006, the parties settled the disputes between them without admitting any liability, fault or wrongdoing, and entered into a settlement agreement providing for, among other things, the payment of $950,000 by the Company to Mr. Nuttall and the purchase by the Company of the 29,134 shares of Company common stock owned by Mr. Nuttall, at a purchase price of $6.50 per share.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company awarded 250 restricted shares of common stock to each of Errol Glasser and Stanley Fleishman on April 3, 2006, pursuant to the Company's 2003 Stock Incentive Plan, as amended. Exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), for the issuance of such shares of common stock is claimed under Section 4(2) of the Securities Act.

The Company awarded 50,000 options to purchase the Company's common stock to Laurence S. Levy on April 1, 2006, pursuant to the Company's 2003 Stock Incentive Plan, as amended. Exemption from the registration requirements of the Securities Act for the issuance of such shares of common stock upon the exercise of options is claimed under Section 4(2) of the Securities Act.

During the quarter ending June 30, 2005, two former officers of the Company each exercised stock options to purchase 1,000 shares and 2,000 shares, respectively, at an exercise price of $1.60 per share and 4.00 per share, respectively. Exemption from the registration requirements of the Securities Act for the issuance of such shares is claimed under Section 4(2) of the Securities Act.

Small Business Issuer Purchases of Equity Securities

-----------------------------------------------------------------------------------------------------------------------------
Period                      (a) Total Number of      (b) Average Price Paid   (c) Total Number of      (d) Maximum Number (or
                            Shares (or Units)        per Share (or Unit)      Shares (or Units)        Approximate Dollar
                            Purchased                                         Purchased as Part of     Value) of Shares (or
                                                                              Publicly Announced       Units) that May Yet Be
                                                                              Plans or Programs        Purchased Under the
                                                                                                       Plans or Programs
-----------------------------------------------------------------------------------------------------------------------------
April 1, 2006 - April 30,              --                       --                      --                       --
2006
-----------------------------------------------------------------------------------------------------------------------------
May 1, 2006 - May 31,              29,134                    $6.50                      --                       --
2006 (1)
-----------------------------------------------------------------------------------------------------------------------------
June 1, 2006 - June 30,                --                       --                      --                       --
2006
-----------------------------------------------------------------------------------------------------------------------------
Total                              29,134                    $6.50                      --                       --
-----------------------------------------------------------------------------------------------------------------------------

(1) On May 4, 2006, the Company purchased 29,134 shares of the Company's common stock for an aggregate price of $189,371 in a privately negotiated transaction as part of a legal settlement with a former director.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The following matters were submitted to stockholders at the Company's June 29, 2006 Annual Meeting of Stockholders:

1. To elect four directors of Regency to serve until the next Meeting of Stockholders. The vote for the respective nominees for election as directors was as follows:

DIRECTORS                   FOR                   AGAINST               ABSTAIN

Laurence S. Levy            2,554,123             125,693                     0

Neil N. Hasson              2,554,180             124,636                     0

Stanley Fleishman           2,668,370              11,446                     0

Errol Glasser               2,668,370              11,446                     0

2. To ratify the appointment of Rosenberg Rich Baker Berman & Company as independent public accountants. The results of the vote to ratify the appointment of Rosenberg Rich Baker Berman & Company as independent public accountants was:

For: 2,669,634                  Against: 5,467                    Abstain: 4,715

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


Date: August 21, 2006                    /s/ Laurence S. Levy
---------------------                    ---------------------------------------
                                         (President and Chief Executive Officer)

Date: August 21, 2006                    /s/ Neil N. Hasson
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