Form 10QSB
period 2006-09-30
REGENCY AFFILIATES INC
filed 2006-11-20
CIK 99249

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

                                       OR

             |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _______

                          COMMISSION FILE NUMBER 1-7949

                            REGENCY AFFILIATES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                      72-0888772
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
Incorporation or organization)

610 N.E. Jensen Beach Blvd., Jensen Beach, Florida                      34957
--------------------------------------------------------------------------------
    (Address of principal executive offices)                          (Zip Code)

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

As of November 17, 2006 there were 3,090,810 shares of the $.01 Par Value Common Stock outstanding.

Transitional Small Business Disclosure Form (check one): Yes |_| No |X|

                    Regency Affiliates, Inc. and Subsidiaries
                        Index to the Financial Statements

                                                                           Page

Part I - Financial Information (Unaudited)

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheet
                 (Unaudited)...............................................4

                 Condensed Consolidated Statements of
                 Operations (Unaudited)....................................5

                 Condensed Consolidated Statements of
                 Cash Flows (Unaudited)....................................6

                 Notes to Condensed Consolidated Financial
                 Statements................................................8-9

         Item 2. Management's Discussion and Analysis or
                 Plan of Operation  .......................................10-14

         Item 3. Controls and Procedures ..................................14-15

Part II - Other Information

         Item 1. Legal Proceedings.........................................15-16

         Item 2. Unregistered Sales of Equity Securities and
                 Use of Proceeds...........................................16

         Item 3. Defaults Upon Senior Securities...........................16

         Item 4. Submission of Matters to a Vote of Security Holders.......16

         Item 5. Other Information.........................................17

         Item 6. Exhibits..................................................17-18

Signatures.................................................................19

                    Regency Affiliates, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                               September 30, 2006
                                   (Unaudited)

                                     Assets

Current Assets
  Cash and cash equivalents                                                 $    345,861
  Marketable securities                                                        9,484,770
  Interest receivable                                                            644,109
  Other current assets                                                            19,412
                                                                            ------------

     Total Current Assets                                                     10,494,152

Investment in partnerships                                                     7,750,652

Other Assets
  Other                                                                            1,300
                                                                            ------------

     Total Other Assets                                                            1,300

        Total Assets                                                        $ 18,246,104
                                                                            ============

                      Liabilities and Shareholders' Equity

Current Liabilities
  Accounts payable                                                          $     90,887
  Accrued expenses                                                               140,924
                                                                            ------------
     Total Current Liabilities                                                   231,811

        Total Liabilities                                                        231,811
                                                                            ------------

Shareholders' equity
  Serial preferred stock not subject to mandatory redemption
   (Maximum liquidation preference $24,975,312)                                1,052,988

  Common stock, par value $.01; authorized 8,000,000 shares;
   issued 3,180,412 shares; outstanding 3,090,810 shares                          31,804

  Additional paid-in capital                                                   9,002,431
  Readjustment resulting from quasi-reorganization at December 31, 1987       (1,670,596)
  Retained earnings                                                           12,598,187
  Note receivable - sale of stock                                             (2,440,000)
  Treasury stock, 89,602 shares                                                 (560,521)
                                                                            ------------

     Total Shareholders' Equity                                               18,014,293
                                                                            ------------

        Total Liabilities and Shareholders' Equity                          $ 18,246,104
                                                                            ============

The attached notes are an integral part of these financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                              Three Months Ended September 30,       Nine Months Ended September 30,
                                                              --------------------------------       -------------------------------
                                                                   2006               2005               2006               2005
                                                               -----------        -----------        -----------        -----------
Net Sales                                                      $        --        $        --        $        --        $        --

Costs and expenses
   Selling, general and administrative expenses                    550,066            345,205          1,731,121          1,142,021
                                                               -----------        -----------        -----------        -----------

Loss from operations                                              (550,066)          (345,205)        (1,731,121)        (1,142,021)

Income from equity investment in partnerships                      994,307          1,481,651          2,054,341          2,174,742
Interest and dividend income                                        56,288             50,802            333,277            132,073
Other income, net                                                   96,791             85,227            181,174            223,849
Interest expense                                                   (63,863)              (150)           (63,863)              (150)
                                                               -----------        -----------        -----------        -----------

Income from operations before income tax                           533,457          1,272,325            773,808          1,388,493
                                                               -----------        -----------        -----------        -----------

Provision for income taxes                                          55,698                 --             55,698                 --
                                                               -----------        -----------        -----------        -----------

Net Income                                                     $   477,759        $ 1,272,325        $   718,110        $ 1,388,493
                                                               ===========        ===========        ===========        ===========

Net income (loss) per common share:
   Basic                                                       $      0.15        $      0.41        $      0.23        $      0.45
                                                               ===========        ===========        ===========        ===========
   Diluted                                                     $      0.12        $      0.33        $      0.18        $      0.37
                                                               ===========        ===========        ===========        ===========

Weighted average common shares outstanding
   Basic                                                         3,096,624          3,115,847          3,109,932          3,056,002
                                                               ===========        ===========        ===========        ===========
   Diluted                                                       4,004,852          3,822,234          4,018,160          3,762,389
                                                               ===========        ===========        ===========        ===========

The attached notes are an integral part of these financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                        2006                 2005
                                                                    ------------         ------------
Cash Flows from operating activities
   Net income                                                       $    718,110         $  1,388,493

   Adjustments to reconcile net income to net cash
     used in operating activities
       Depreciation and amortization                                          --                1,899
       Stock-based compensation                                          256,100                5,250
       Income from equity investment in partnerships                  (2,054,341)          (2,174,742)
       Unrealized gain on marketable securities                         (114,044)                  --
     Changes in operating assets and liabilities
       Accrued interest receivable                                      (144,876)            (108,783)
       Other current assets                                               (8,691)              41,800
       Accounts payable and accrued expenses                          (1,048,323)            (160,213)
       Income taxes payable                                             (113,000)                  --
                                                                    ------------         ------------
Net cash used in operating activities                                 (2,509,065)          (1,006,296)
                                                                    ------------         ------------

Cash flows from investing activities
   Cash investments in partnerships                                           --             (200,057)
   Proceeds from sales of marketable securities                       78,000,000           81,000,000
   Purchases of marketable securities                                (81,378,736)         (80,998,624)
   Proceeds from partnership earnings received                           800,000            1,075,000
                                                                    ------------         ------------
         Net cash provided by (used in) investing activities          (2,578,736)             876,319
                                                                    ------------         ------------

Cash flows from financing activities
   Proceeds from the exercise of stock options                             9,600              158,000
   Purchase of treasury stock                                           (222,726)             (42,160)
                                                                    ------------         ------------
         Net cash provided by (used in) financing activities            (213,126)             115,840
                                                                    ------------         ------------

(Decrease) in cash and cash equivalents                             $ (5,300,927)        $    (14,137)
Cash and cash equivalents - beginning                                  5,646,788            1,469,353
                                                                    ------------         ------------
Cash and cash equivalents - ending                                  $    345,861         $  1,455,216
                                                                    ============         ============

                                                                     Nine Months Ended September 30,
                                                                    ---------------------------------
                                                                        2006                 2005
                                                                    ------------         ------------
Supplemental disclosures of cash flow information:
   Cash paid during the year for
Interest                                                            $     63,863         $        150
Income taxes                                                        $    169,158         $        150

The attached notes are an integral part of these financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows

Supplemental Schedule of Non-Cash Investing and Financing Activities:

      None.

      The attached notes are an integral part of these financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

Note 1. Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to
      Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

Note 3. Related Party Transactions

      During the quarter ended March 31, 2006, two directors of the Company received 500 shares each for services at a total cost of $6,100.

      During the quarter ended June 30, 2006, the Company repurchased 29,134 shares of common stock of a former officer as part of a legal settlement. The stock was purchased at a price of $6.50 per share at a total cost of $189,371.

      During the quarter ended June 30, 2006, two former directors of the Company exercised stock options to purchase 3,000 shares of common stock. Two thousand shares were purchased at an exercise price of $4.00 per share, and one thousand shares were purchased at an exercise price of $1.60 per share.

                    Regency Affiliates, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

Note 4. Stock Based Compensation

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

Note 5. Earnings Per Share

      Basic earnings per share is computed by dividing net income attributable to common shareholders (net income less preferred stock dividend requirements and periodic accretion if applicable) by the weighted average number of common shares outstanding during the year.

Note 6. Treasury Stock

      During the quarter ended September 30, 2006, the Company repurchased 5,468 shares of common stock at a total cost of $33,355.

Note 7. Note Receivable-Sale of Stock

      In October 2001, the Company was issued a note in the amount of $2,440,000 by Statesman Group, Inc., a former shareholder. The note plus approximately $644,000 of accrued interest thereon became due and payable on September 30, 2006. The Company is seeking to collect amounts owed under the note.

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

      - If the Company consummates the Reverse Stock Split (as defined below) and Forward Stock Split (as defined below) and becomes a privately held company, stockholders will own shares in a private company and may not have the ability to sell their shares in the public market. Furthermore, the Company would not file current,

                    Regency Affiliates, Inc. and Subsidiaries
            quarterly or annual reports or be subject to the proxy requirements of the federal securities laws. Stockholders may therefore find it more difficult to obtain information about the Company and its financial performance;

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

Liquidity and Capital Resources.

On September 30, 2006, the Company had current assets of $10,494,152 and Stockholders' Equity of $18,014,293. On September 30, 2006, the Company had $9,830,631 in cash and marketable securities, total assets of $18,246,104 and total current liabilities of $231,811.

During the preparation of the Company's 2004 federal corporation income tax return, a dispute arose between the Company and Security Land regarding the proper amount of taxable income to be allocated to the Company and reported to the Internal Revenue Service (the "IRS") on Federal Form K-1. This dispute could not be resolved and as such the Company reported a different amount of income on its corporation income tax return than was reported to the IRS by Security for 2004 and 2005. The discrepancy may cause the Company's tax returns to be audited by the IRS. The Company believes that the outcome of any IRS examination will not effect the financial statements of the Company in this year as net operating losses are available to offset any additional income not reported.

                    Regency Affiliates, Inc. and Subsidiaries

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

                    Regency Affiliates, Inc. and Subsidiaries

Results of Operations.

2006 Compared to 2005

      For the three months ended September 30, 2006:

            No revenue was generated by the Company in this period.

            Selling and administrative expenses increased by $204,861 or 59.3% in 2006 compared to 2005 primarily due to higher professional fees relating to litigation defense and funding of the retirement plan for calendar year 2006.

            Income from equity investment in partnerships decreased by $487,344 or 32.9% compared to 2005, primarily due to a reduction in partnership income. During third quarter 2005, Mobile Energy sold excess inventory of parts resulting in a gain for the period.

            Net Income decreased by $794,566 in 2006 over 2005 or 62.4%.

      For the nine months ended September 30, 2006:

            No revenue was generated by the Company in this period.

            Selling and administrative expenses increased by $589,100 or 51.6% in 2006 compared to 2005 primarily due to higher professional fees relating to litigation defense, funding of the retirement plan, and stock based compensation paid in calendar year 2006.

            Income from equity investment in partnerships decreased by $120,401, 5.5% less than 2005 primarily due to a reduction in partnership income. During third quarter 2005, Mobile Energy sold excess inventory of parts resulting in a gain for the period.

            Net Income decreased by $670,383 in 2006 over 2005 or 48.3%.

The Company's Stockholders' Equity at September 30, 2006 was $18,014,293 as compared to $19,067,996 on September 30, 2005, a decrease of $1,053,703.

Impact of Inflation.

Although the Company has not attempted to calculate the effect of inflation, management does not believe inflation has had a material effect on its results of operations.

                    Regency Affiliates, Inc. and Subsidiaries

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

                    Regency Affiliates, Inc. and Subsidiaries

PART II - OTHER INFORMATION

providing for, among other things, the payment of $950,000 by the Company to Mr. Nuttall and the purchase by the Company of the 29,134 shares of Company common stock owned by Mr. Nuttall, at a purchase price of $6.50 per share.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Small Business Issuer Purchases of Equity Securities

-----------------------------------------------------------------------------------------------------------------------------
Period                      (a) Total Number of      (b) Average Price Paid   (c) Total Number of      (d) Maximum Number (or
                            Shares (or Units)        per Share (or Unit)      Shares (or Units)        Approximate Dollar
                            Purchased                                         Purchased as Part of     Value) of Shares (or
                                                                              Publicly Announced       Units) that May Yet Be
                                                                              Plans or Programs        Purchased Under the
                                                                                                       Plans or Programs
-----------------------------------------------------------------------------------------------------------------------------
July 1, 2006 - July  31,               --                       --                       --                       --
2006
-----------------------------------------------------------------------------------------------------------------------------
August 1, 2006 - August                --                       --                       --                       --
31, 2006
-----------------------------------------------------------------------------------------------------------------------------
September 1, 2006 -                  5,468                    $6.10                      --                       --
September 30, 2006  (1)
-----------------------------------------------------------------------------------------------------------------------------
Total                                5,468                    $6.10                      --                       --
-----------------------------------------------------------------------------------------------------------------------------

(1) On September 19, 2006, the Company purchased 5,468 shares of the Company's common stock for an aggregate price of $33,354.80 in a privately negotiated transaction.

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


Date: November 20, 2006                  /s/ Laurence S. Levy
-----------------------                  ---------------------------------------
                                         (President and Chief Executive Officer)


Date: November 20, 2006                  /s/ Neil N. Hasson
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