Form 10KSB
period 2006-12-31
REGENCY AFFILIATES INC
filed 2007-07-13
CIK 99249

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                       ----------------------------------

                                   FORM 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

For the fiscal year ended December 31, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number: 1-7949

                            REGENCY AFFILIATES, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

         Delaware                                               72-0888772
----------------------------                                 -------------------
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

The aggregate market value of the voting and non-voting Common Equity of the Registrant held by non-affiliates as of June 15, 2007 was $7,826,207.

The number of shares outstanding of Common Stock of the Registrant as of June 15, 2007 was 3,463,544.

Transitional Small Business Disclosure: Yes |_|   No |X|
Documents incorporated by reference: None

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS...........................................   3
ITEM 2.   DESCRIPTION OF PROPERTY...........................................   9
ITEM 3.   LEGAL PROCEEDINGS.................................................   9
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............  10

                                  PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS
          MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY
          SECURITIES........................................................  10
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION.........................................................  11
ITEM 7.   FINANCIAL STATEMENTS..............................................  13
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE...............................  13
ITEM 8A.  CONTROLS AND PROCEDURES...........................................  13
ITEM 8B.  OTHER INFORMATION.................................................  14

                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE
          EXCHANGE ACT......................................................  14
ITEM 10.  EXECUTIVE COMPENSATION............................................  16
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS........................  18
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
          DIRECTOR INDEPENDENCE.............................................  20
ITEM 13.  EXHIBITS..........................................................  20
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES............................  25

SIGNATURES
EXHIBIT INDEX

                                     PART 1

ITEM 1. DESCRIPTION OF BUSINESS

      This filing contains statements which, to the extent they are not recitations of historical fact, constitute "forward looking statements" under federal securities laws. All such statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual Regency Affiliates, Inc. ("we", "us", "our", "Regency" or the "Company") results to differ materially from those anticipated in the forward looking statements contained in this filing, see Regency's "Narrative Description of Business," "Management's Discussion and Analysis and Plan of Operation," and "Notes to Consolidated Financial Statements." Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission (the "SEC"), including the Quarterly Reports on Form 10-QSB to be filed by the Company subsequent to this Annual Report on Form 10-KSB and any Current Reports on Form 8-K filed by the Company.

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

      In connection with the redemption of our common stock owned by Statesman, we acquired from Statesman a three-year option to purchase the 20% stock interest in NRDC held by Statesman. To exercise the option, we were required to deliver to Statesman for cancellation a $2,440,000 note issued to Regency by Statesman in October 2001. As consideration for the option, we (i) paid Statesman $250,000, (ii) amended the note and related pledge agreement to limit our recourse under the note and (iii) transferred to Statesman certain office furniture and equipment that we owned. This option expired in October 2005. As part of the redemption, we also entered into an agreement with Statesman providing for (i) an amendment to the Certificate of Designations of the Series C Preferred Stock for Regency and (ii) certain limitations on the ability of Statesman to issue or transfer shares or other beneficial interests in Statesman or to sell, transfer, purchase or acquire any capital stock of Regency, in each case without first receiving our written confirmation that such issuance or transfer would not adversely affect our ability to utilize our tax loss carryforwards. We paid Statesman an aggregate amount of $2,730,000 in consideration of the foregoing agreements. The loans, redemption, and other October 2002 transactions described above are collectively referred to herein as the "Restructuring Transactions."

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

      MESC Capital was formed to acquire all of the membership interests in Mobile Energy Services Company, LLC, an Alabama limited liability company ("Mobile Energy"). Mobile Energy owns an on-site energy facility that supplies steam and electricity to a Kimberly-Clark tissue mill in Mobile, Alabama. The acquisition of Mobile Energy was also consummated on April 30, 2004 pursuant to a Membership Interest Purchase Agreement, dated as of January 30, 2004, between MESC Capital and Mobile Energy Services Holdings, Inc. The purchase price under the Membership Interest Purchase Agreement, after certain pre-closing adjustments, was $33,600,000. The purchase price and working capital reserves were funded by the issuance of $28,500,000 of non-recourse debt, a total equity contribution by MESC Capital of $8,600,290, $4,300,145 of which was funded by

Regency Power and $4,300,145 of which was funded by DTE Mobile, and a credit of $1,000,000 on account of existing and continuing tax-exempt indebtedness of Mobile Energy. The $28,500,000 acquisition indebtedness will be fully amortized over the fifteen-year term. Neither Regency Power nor DTE Mobile is obligated to contribute additional capital, or loan or otherwise advance funds, to MESC Capital. See "NARRATIVE DESCRIPTION OF BUSINESS - Regency Power Corporation".

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

      On June 24, 2003, US SSA LLC, a single purpose entity owned by Security Land, borrowed $98,500,000 through a public debt issue underwritten by CTL Capital, LLC. Proceeds of the refinancing were used to repay the outstanding balance of Security Land's 1994 indebtedness, to establish reserves to make capital improvements to the property, to provide reserves required by the new debt, to pay costs and expenses related to issuing the debt, to pay fees related to the lease extension with the General Services Administration and the financing, and to make a distribution to the partners of Security Land. The debt matures October 31, 2018, at which time the loan will have been paid down to a balance of $10,000,000. Security Land has obtained residual value insurance for approximately $10,000,000. The interest cost of the financing is 4.63%. The financing is non-recourse for the Company.

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

      The Company and general partner of Security are in disagreement as to the manner in which taxable income of Security is to be allocated pursuant to the partnership agreement and applicable law, and for 2004 and 2005, the Company reported taxable income (loss) from Security in a manner it believes is proper, but which was different than the manner reported by Security.

Rustic Crafts International, Inc.

      Rustic Crafts was until September 30, 2002 a manufacturer of decorative wood and cast marble fireplaces, mantels, shelves, fireplace accessories and other home furnishings. On September 30, 2002, Rustic Crafts sold all of its operating assets to RCI for $1,307,000 comprised of (i) a $707,000 note bearing interest at 5% per annum requiring monthly payments of principal and interest of $13,342 and due September 30, 2007, (ii) a $400,000 note which, as restructured in August 2003; bears interest at 7% per annum and requires monthly payments of principal and interest of $5,032 with a balloon payment due September 8, 2006; and (iii) $200,000 cash (the proceeds of which were from a $250,000 loan from Regency to the buyer which was satisfied in January 2003). Additionally, the buyer entered into a three-year lease for the land and building in Scranton, PA owned by Rustic Crafts, with rental payments of $6,500 per month. Payments on the 5% note are contingent upon the quarterly positive net cash flows of the buyer, as defined by generally accepted accounting principles. Prior to the sale of its operating assets, Rustic Crafts had established a $1,000,000 line of credit with PNC Bank that was guaranteed by Regency and expired on May 18, 2002. In conjunction with the Rustic Crafts asset sale, Rustic Crafts' indebtedness under the line of credit together with its mortgage loan from PNC Bank in respect of the Scranton, PA property and certain other indebtedness to PNC Bank was restructured to replace such indebtedness with five notes totaling $2,432,782. Each of the restructured notes of which were initially due in June 2004, and a ten-year amortization schedule and bore interest at the rate of 10.8% per annum. On June 27, 2003, a payment was made to PNC Bank in the amount of $2,257,952 in full satisfaction of the restructured notes. On January 12, 2004, Rustic Crafts sold the Scranton, PA property for $531,500.

      At March 31, 2004, the Company held notes receivable totaling $1,127,708, which were deemed uncollectible due to lack of cash flows generated and continual default on payment terms by the issuer. Management determined to record full impairment of the notes and any accrued interest thereon, resulting in an impairment charge of $1,182,626. On December 30, 2005 the Company agreed to accept a $125,000 note from Rustic Crafts as a restructuring of the above named obligation. The note, which bears interest at 6.5%, calls for payments of $1,088 per month until December 2008. No gain or income was recognized as a result of this settlement due to the uncertainty that the amount will actually be realized. Such recovery will be recognized upon receipt. During 2006 the Company received $3,264 of such settlement which is included in other income. In April 2006 Rustic Crafts defaulted on the note. The Company has initiated an action for collection against Rustic Crafts and a personal guarantor on the note.

National Resource Development Corporation; Iron Mountain Resources, Inc.

      Until December 2001, our 80%-owned subsidiary, NRDC had as its principal asset approximately 70 million short tons of Aggregate located at the site of the Groveland Mine in Dickinson County, Michigan. NRDC never consummated sales of material amounts of Aggregate. In December 2001, the Aggregate was sold to Iron Mountain, a 75% owned subsidiary of Regency. The purchase price was $18,200,000 and is payable, with an interest rate of 4.00%, in ninety-six equal payments of principal and interest commencing in December 2003. The intercompany gain on this transaction has been eliminated in the consolidation process resulting in the Aggregate being carried at its historical cost. Iron Mountain was unsuccessful in its efforts to sell the Aggregate and, in December 2003, defaulted under the note to NDRC. In February 2005, in lieu of foreclosure, Iron Mountain reconveyed the Aggregate to NRDC and the note was deemed satisfied. Based upon a subsequent fair market value appraisal, the Aggregate inventory was deemed to have no value, and as such, a full valuation allowance of $832,427 was taken in 2005.

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

Regency Power Corporation

      On April 30, 2004, we, through our wholly-owned subsidiary Regency Power Corporation (a Delaware corporation) acquired a 50% membership interest in MESC Capital, LLC (a Delaware limited liability company) from DTE Mobile, LLC pursuant to an Assignment and Assumption Agreement dated as of April 30, 2004. The purchase price for the 50% membership interest was $3,000,000 and was funded from Regency's working capital. The terms of the Assignment and Assumption Agreement were negotiated on an arms'-length basis between Regency and DTE Mobile. DTE Mobile, which is owned by an unregulated subsidiary of a large energy company that has significant experience in owning, managing and operating electric generation and on-site energy facilities, owns the other 50% membership interest in MESC Capital. MESC Capital was formed to acquire all of the membership interests in Mobile Energy. Mobile Energy owns an on-site energy facility that supplies steam and electricity to a Kimberly-Clark tissue mill in Mobile, Alabama.

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

      The $28,500,000 acquisition indebtedness was obtained from Allied Irish Banks, P.L.C., which may assign or participate the loan in accordance with the terms of the loan agreement. The loan will be amortized over the fifteen-year term. In connection with the acquisition of the 50% membership interest in MESC Capital, Regency Power and DTE Mobile entered into an Operating Agreement, dated April 30, 2004, which sets forth their respective rights and obligations as members of MESC Capital as well as the duties and authority of DTE Mobile as the managing member of MESC Capital.

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

EMPLOYEES

      As of December 31, 2006, Regency employed three people.

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

      - Royalty, an affiliate of the Company's management, beneficially owns approximately 53% of our common stock. As a result, Royalty has the ability to control the outcome of all matters requiring shareholder approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets;

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

WHERE YOU CAN FIND MORE INFORMATION

      We file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC's web site at http://www.sec.gov. You may also read and copy any material we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 for further information on the public reference rooms.

      The Company's Internet address is www.regencyaffiliates.com. We make available on our web site, free of charge, our Annual Report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and beneficial ownership reports on Forms 3, 4, and 5 and amendments to those reports as soon as reasonably practicable after this material is electronically filed or furnished to the SEC.

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

On January 30, 2006, plaintiffs filed an amended complaint challenging the Aggregate Sale and alleging that the Aggregate Sale negatively impacted the consideration the Company received in connection with the October 2002 restructuring transactions. The Company was not a defendant with respect to this claim. Plaintiffs sought damages in excess of $5,400,000 with respect to the claim related to the Aggregate Sale. On May 16, 2006, the Court dismissed the sole remaining complaint alleged in the complaint determining that the sole remaining complaint was derivative in nature and could therefore not be maintained by the plaintiffs. On June 14, 2006, the plaintiffs filed a Notice of Appeal appealing the Court's rulings. In its April 16, 2007 decision, citing an intervening legal development in the area of direct and derivative claims arising while the appeal was pending, the Supreme Court of the State of Delaware reversed the Court's decision and remanded the case to the Court for further proceedings. The Company has been advised that the defendants intend to vigorously defend the claim asserted against them in the Delaware Action.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS MARKET INFORMATION AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

      Our common stock is traded in the over-the-counter market on the Pink Sheets. The symbol for the listing is "RAFI.PK". The following table sets forth the high and low bid prices for each calendar quarter during the last two fiscal years of Regency. On June 15, 2007 the closing sale price of our common stock was $5.12. As of June 15, 2007, there were approximately 2,277 common stockholders of record. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

YEAR ENDED
DECEMBER 31, 2005
-----------------
                                            HIGH ($)          LOW ($)
                                            --------          -------

First Quarter                                 6.25             5.10
Second Quarter                                6.05             5.10
Third Quarter                                 6.10             5.68
Fourth Quarter                                6.25             6.00

YEAR ENDED
DECEMBER 31, 2006
-----------------
                                            HIGH ($)          LOW ($)
                                            --------          -------
First Quarter                                 6.45             6.10
Second Quarter                                7.00             5.40
Third Quarter                                 6.00             5.35
Fourth Quarter                                6.20             5.45
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

RECENT SALES OF UNREGISTERED SECURITIES

      The Company awarded 250 restricted shares of common stock to each of Errol Glasser and Stanley Fleishman on each of January 4, 2006 and April 3, 2006 pursuant to the Company's 2003 Stock Incentive Plan, as amended. Exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), for the issuance of such shares is claimed under Section 4(2) of the Securities Act.

SMALL BUSINESS ISSUER REPURCHASE OF SECURITIES

None.

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

      - Royalty, an affiliate of the Company's management, beneficially owns approximately 53% of our common stock. As a result, Royalty has the ability to control the outcome of all matters requiring shareholder approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets;

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

      Our Stockholders' Equity at December 31, 2006 was $17,843,456 as compared to $17,253,209 on December 31, 2005, an increase of 3.42%.

RESULTS OF OPERATIONS

2006 COMPARED TO 2005

      Net sales were $0 in both 2006 and 2005.

      General and Administrative expenses decreased by $492,310 or 17.78% in 2006 as compared to 2005, due to an increase in legal fees which was offset by the non-reoccurrence of the write down of the Aggregate in 2005 and a reduction of consulting fees and stock based compensation.

      Income from equity investment in partnerships increased in 2006 by $170,794 or 6.03% as compared to 2005.

      Interest expense was $63,863 in 2006 and $0 in 2005. This was a result of a Florida Department of Revenue tax audit which disallowed the use of net operating losses arising prior to the company being registered in the state, thus creating taxable income and a related state tax expense. Although penalties were abated, interest was assessed and paid in 2006.

      Income tax expense was $112,651 in 2006 and $138,976 in 2005, relating to state income taxes. We do not expect any Federal tax due as a result of previous period operating losses.

      Net Income increased by $1,359,811 in 2006 over 2005. The increase was due to the non-recurring effect of a legal settlement of approximately $950,000 and an increase in income from equity investment in partnerships in 2006.

LIQUIDITY AND CAPITAL RESOURCES

      On December 31, 2006, Regency had current assets of $10,239,704 and Shareholders' Equity of $17,843,456 and had $10,098,553 in cash and marketable securities, total assets of $18,317,382 and total liabilities of $473,926.

      During the preparation of the Company's 2004 federal corporation income tax return, a dispute arose between the Company and Security Land regarding the proper amount of taxable income to be allocated to the Company and reported to the Internal Revenue Service (the "IRS") on Federal Form K-1. This dispute could not be resolved and for 2004 and 2005, the Company reported a different amount of income on its corporation income tax return than was reported to the IRS by Security. The discrepancy may cause the Company's tax returns to be audited by the IRS. The Company believes that the outcome of any IRS examination will not effect the financial statements of the Company in this fiscal year as net operating losses are available to offset any additional income not reported.

      In December 2001 the Aggregate inventory was sold to Iron Mountain at a purchase price of $18,200,000, payable, with interest of 2.46%, in ninety-six equal payments of principal and interest scheduled to commence in December 2003. The intercompany gain on this transaction has been eliminated in the consolidation process resulting in the Aggregate inventory being carried at its historical cost. On February 9, 2005, in lieu of foreclosure, Iron Mountain reconveyed the Aggregate inventory back to NRDC and the note was deemed satisfied. Based upon a subsequent fair market value appraisal, the aggregate inventory was deemed to be worthless and as such a full valuation allowance of $832,427 was taken in 2005.

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

      No change occurred in the Company's internal controls concerning financial reporting during the fourth quarter of the fiscal year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

      None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The following directors were elected at the annual meeting of the stockholders held June 29, 2006 and will serve until the next meeting of stockholders, upon the election and qualification of their successors. Executive officers are appointed by, and serve at the pleasure of, the Board of Directors. The following lists the name, age and principal occupation of each director and executive officer of the Company.

NAME, AGE                 POSITIONS AND OFFICES HELD AND PRINCIPAL OCCUPATIONS
                                  OR EMPLOYMENT DURING PAST FIVE YEARS

Laurence S. Levy, 51      Mr. Levy has been Chairman of the Board of Directors,
                          President, and Chief Executive Officer of the Company since 2002. Mr. Levy founded the predecessor to Hyde
                          Park Holdings, LLC in July 1986 and has since served as its Chairman. Hyde Park Holdings, LLC is an investor in middle market businesses. Mr. Levy serves as an officer or director of many companies in which Hyde Park Holdings, LLC or its affiliates invests.
                          Presently, these companies include: Ozburn-Hessey
                          Logistics LLC, a national logistics services company, of which Mr. Levy is a director; Derby Industries LLC, a sub-assembly business to the appliance, food and transportation industries, of which Mr. Levy is Chairman; PFI Resource Management LP, an investor in the Private Funding Initiative program in the United
                          Kingdom, of which Mr. Levy is general partner; Parking
                          Company of America Airports LLC, an owner and operator of airport parking garages, of which Mr. Levy is a director; ERS Holding Company, LLC, a leading provider of reverse logistics for the printer cartridge market of which Mr. Levy is a director; Warehouse Associates
                          L.P., a provider of warehouse and logistics services, of which Mr. Levy is Chairman. Mr. Levy is also the chairman of the board and chief executive officer of Rand Logistics, Inc., a NASDAQ Capital Market company which provides shipping and transportation services on the Great Lakes and chairman of the board and chief executive officer of Hyde Park Acquisition Corp, an OTC bulletin board company and a specified purpose acquisition corporation. In addition, from March 1997 to January 2001, Mr. Levy served as Chairman of
                          Detroit and Canada Tunnel Corporation, a company which operates the toll tunnel between Detroit, Michigan and Windsor, Ontario, and from August 1993 until May 1999,
                          Mr. Levy served as Chief Executive Officer of High
                          Voltage Engineering Corporation, a diversified industrial and manufacturing company. Mr. Levy received a Bachelor of Commerce degree and a Bachelor of Accountancy degree from the University of Witwatersrand in Johannesburg, South Africa. He is qualified as a Chartered Accountant (South Africa).
                          Mr. Levy received a Master of Business Administration degree from Harvard University and graduated as a Baker Scholar.

Neil N.  Hasson,  41      Mr. Hasson has been a Director and Chief Financial
                          Officer of the Company since 2002. In February 2005,
                          Mr. Hasson was appointed as a Director of Citigroup
                          Property Investors ("CPI"). CPI is an international real estate investment manager. Previously, Mr. Hasson was the head of European Real Estate for DLJ Real
                          Estate Capital Partners, a $660 million real estate fund managed by Donaldson, Lufkin and Jenrette
                          ("DLJ"), where he was involved with the acquisition of real estate throughout the world. Mr. Hasson joined
                          DLJ as a Managing Director in New York in January
                          1995.

Errol Glasser, 53         Mr. Glasser has been a Director of the Company since
                          2002. Mr. Glasser has been President of Triangle
                          Capital, LLC, a private investment and advisory company based in New York City since 2004. Previously,
                          Mr. Glasser
                          was President of East End Capital Management and a
                          Managing Director at Kidder, Peabody & Co. with responsibility for its West Coast investment banking activity.

Carol Zelinski, 52        Ms. Zelinski is the Secretary of the Company. Since
                          1997, Ms. Zelinski has been an analyst at Hyde Park
                          Holdings, LLC, a private investment firm. Ms. Zelinski is not a Director of the Company.

There are no family relationships among any of the directors or executive officers of the Company.

Compliance with Section 16(a) of the Exchange Act

      Based solely on a review of reports on Form 3 and 4 and amendments thereto furnished to the Regency during its most recent fiscal year, reports on Form 5 and amendments thereto furnished to us with respect to our most recent fiscal year, we believe that no person who, at any time during 2006, was subject to the reporting requirements of Section 16(a) with respect to Regency failed to meet such requirements on a timely basis except that Laurence S. Levy filed a late Statement of Changes of Beneficial Ownership on Form 4 with respect to options granted on April 1, 2006.

Code of Ethics.

      We have adopted a Code of Ethics that applies to the Company's chief executive officer and chief financial officer. A copy of the Code of Ethics will be provided without charge to any person who requests it by writing to the address set forth on the cover page to this Form 10-KSB.

Audit Committee

      The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, and consists of Errol Glasser. The current member of the Company's Audit Committee is an "independent director" as determined pursuant to Rule 4200(a)(15) of The NASDAQ Stock Market LLC listing standards.

Audit Committee Financial Expert

      Our Board of Directors has determined that the Audit Committee does not have an audit committee financial expert as that term is defined by applicable SEC rules. The Board of Directors believes that obtaining the services of an audit committee financial expert is not economically rational at this time in light of the costs associated with identifying and retaining an individual who would qualify as an audit committee financial expert, the limited scope of our operations and the relative simplicity of our financial statements and accounting procedures.

Nominations for Board of Directors

      The Nominating Committee of the Board of Directors considers director candidates based upon a number of qualifications, including their independence, knowledge, judgment, integrity, character, leadership, skills, education, experience, financial literacy, standing in the community and ability to foster a diversity of backgrounds and views and to complement the Board's existing strengths. There are no specific, minimum or absolute criteria for Board membership. The Nominating Committee seeks directors who have demonstrated an ethical and successful career. This may include experience as a senior executive of a publicly traded corporation, management consultant, investment banker, partner at a law firm or registered public accounting firm, professor at an accredited law or business school, experience in the management or leadership of a substantial private business enterprise, educational, religious or not-for-profit organization, or such other professional experience as the Committee shall determine shall qualify an individual for Board service.

      The Nominating Committee has not in the past relied upon third-party search firms to identify director candidates, but may employ such firms if so desired. The Nominating Committee generally relies upon, receives and reviews recommendations from a wide variety of contacts, including current executive officers, directors, community leaders, and stockholders, as a source for potential director candidates. The Board retains complete independence in making nominations for election as a member of the Board.

      The Nominating Committee will consider qualified director candidates recommended by stockholders in compliance with the Company's procedures and subject to applicable inquiries. The Nominating Committee's evaluation of candidates recommended by stockholders does not differ materially from its evaluation of candidates recommended from other sources.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following table provides the compensation of our named executive officers, direct or indirect, for services rendered in all capacities for the fiscal year ended December 31, 2006:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                              Nonqualified
                                                                              Non-Equity        Deferred
                                                     Stock      Option      Incentive Plan    Compensation     All Other
 Name and Principal              Salary      Bonus    Awards    Awards       Compensation       Earnings      Compensation    Total
      Position         Year        ($)        ($)      ($)        ($)            ($)              ($)             ($)          ($)
------------------------------------------------------------------------------------------------------------------------------------
Laurence S. Levy       2006     183,000 (1)    0        0      250,000 (2)        0                0           44,000 (3)    477,000
------------------------------------------------------------------------------------------------------------------------------------
President and Chief
------------------------------------------------------------------------------------------------------------------------------------
Executive Officer
------------------------------------------------------------------------------------------------------------------------------------
Neil N. Hasson         2006      50,000        0        0          0              0                0           12,500 (3)     62,500
------------------------------------------------------------------------------------------------------------------------------------
Chief Financial
Officer
------------------------------------------------------------------------------------------------------------------------------------

(1)   Effective April 1, 2006, Mr. Levy's annual base annual salary is $200,000.

(2) On April 1, 2006 Mr. Levy was granted 50,000 stock options pursuant to the Issuer's 2003 Stock Incentive Plan, as amended. The plan, as amended, is administered by the Company's Board of Directors or by a committee thereof. No grants may be made under the 2003 Stock Incentive Plan, as amended, after the 10-year anniversary of the plan. The 2003 Stock Incentive Plan, as amended, provides for the grant of non-qualified stock options in the sole discretion of the Board or a committee thereof. Stock options may be exercised in cash and/or unless otherwise provided in an applicable stock option agreement, with shares of our common stock upon the terms set forth in the 2003 Stock Incentive Plan, as amended. In addition, each non-employee director of the Company was granted 250 shares of our common stock at the end of each calendar quarter for which he or she had served as a director for such entire calendar quarter. Effective April 1, 2006, non-management directors no longer receive 250 shares of our common stock for every quarter of a year of service completed. Please see the full terms of the 2003 Stock Incentive Plan, as amended, for more detailed information. The Company determined the above fair market value of the options issued under the Black-Scholes Pricing Model.

(3) Other compensation consists of contributions made to a SEP-IRA retirement plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth certain information with respect to the value of all equity awards that were outstanding at December 31, 2006.

------------------------------------------------------------------------------------------------------------------------------------
                                    Option Awards                                         Stock Awards
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                           Equity
                                                                                                                          Incentive
                                                                                                               Equity       Plan
                                                                                                    Market    Incentive    Awards:
                                                                                                    Value       Plan      Market or
                                                    Equity                                           of        Awards:     Payout
                                                  Incentive                              Number    Shares     Number of   Value of
                                                 Plan Awards:                              of        or       Unearned    Unearned
                    Number of      Number of      Number of                              Shares     Units      Shares,     Shares,
                   Securities     Securities      Securities                            or Units     of       Units or    Units or
                   Underlying     Underlying      Underlying                            of Stock    Stock       Other      Other
                   Unexercised    Unexercised    Unexercised     Option                   That      That        Rights     Rights
      Name           Options        Options        Unearned     Exercise     Option     Have Not    Have      That Have   That Have
                   Exercisable   Unexercisable      Options       Price    Expiration    Vested      Not      Not Vested  Not Vested
                       (#)            (#)             (#)          ($)        Date         (#)      Vested       (#)         (#)
------------------------------------------------------------------------------------------------------------------------------------
                     25,000            0               0          1.35      4/3/2013
Laurence S.          50,000            0               0          1.53     10/1/2013
 Levy (1)            50,000            0               0          2.01     6/10/2014
                     50,000            0               0          6.27      4/1/2016        0         0           0            0
------------------------------------------------------------------------------------------------------------------------------------
  Neil N.            25,000            0               0          1.35      4/3/2013
Hasson (1)           50,000            0               0          1.53     10/1/2013
                     50,000            0               0          2.01     6/10/2014        0         0           0            0
------------------------------------------------------------------------------------------------------------------------------------

      1. The options were granted pursuant to the Issuer's 2003 Stock Incentive Plan, as amended.

DIRECTOR COMPENSATION

The following table summarizes compensation paid to our non-management directors during the fiscal year ended December 31, 2006. Compensation to our directors who are members of management is set forth in the Summary Compensation Table above.

--------------------------------------------------------------------------------------------------------------------------
                                                                                 Nonqualified
                  Fees Earned                                    Non-Equity        Deferred
                   or Paid in                      Option      Incentive Plan    Compensation      All Other
                      Cash       Stock Awards      Awards       Compensation       Earnings      Compensation        Total
     Name             ($)             ($)            ($)             ($)             ($)              ($)             ($)
--------------------------------------------------------------------------------------------------------------------------
Errol Glasser      15,000 (2)      6,153 (3)         --              --              --               --            21,153
--------------------------------------------------------------------------------------------------------------------------
Stanley
Fleishman (1)      15,000 (2)      6,153 (3)         --              --              --               --            21,153
--------------------------------------------------------------------------------------------------------------------------

(1) Mr. Fleishman resigned as a member of our Board of Directors on October 1, 2006.

(2) Effective April 1, 2006, non-management directors receive for services as our director an annual amount of $30,000, payable in stock or cash at the sole discretion of each non-management director and 500 shares of our common stock for each committee served.

(3) Pursuant to our 2003 Stock Incentive Plan adopted in March 2003, non-management directors receive 250 shares of our common stock for every quarter of a year of service completed. Effective April 1, 2006, non-management directors no longer receive 250 shares of our common stock for every quarter of a year of service completed. In this regard, each of Messrs. Fleishman and Glasser were each issued 500 shares of our common stock during the fiscal year ended December 31, 2006. The above represents the fair value on the date of issuances.

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

LONG TERM INCENTIVE PLAN

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information.

-----------------------------------------------------------------------------------------------------------------------------------
                                                (a)                              (b)                              (c)

                                     NUMBER OF SECURITIES TO BE                                      NUMBER OF SECURITIES REMAINING
                                      ISSUED UPON EXERCISE OF         WEIGHTED-AVERAGE EXERCISE       AVAILABLE FOR ISSUANCE UNDER
                                        OUTSTANDING OPTIONS,        PRICE OF OUTSTANDING OPTIONS,      EQUITY COMPENSATION PLANS
                                        WARRANTS AND RIGHTS              WARRANTS AND RIGHTS        (EXCLUDING SECURITIES REFLECTED
          PLAN CATEGORY                         (#)                              ($)                         IN COLUMN (a))
 --------------------------------    --------------------------     -----------------------------   -------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
    Equity compensation plans
  approved by security holders                 4,000                            4.00                              N/A
-----------------------------------------------------------------------------------------------------------------------------------
  Equity compensation plans not
 approved by security holders (1)             340,000                           2.31                             60,000
-----------------------------------------------------------------------------------------------------------------------------------
              Total                           344,000                           2.33                             60,000
-----------------------------------------------------------------------------------------------------------------------------------

----------
(1) These options were granted under the Company's 2003 Stock Incentive Plan, as amended. The 2003 Stock Incentive Plan, as amended, is administered by the Company's Board of Directors or by a committee thereof. No grants may be made under the 2003 Stock Incentive Plan, as amended, after the 10-year anniversary of the plan. The 2003 Stock Incentive Plan, as amended, provides for the grant of non-qualified stock options in the sole discretion of the Board or a committee thereof. Stock options may be exercised in cash and/or unless otherwise provided in an applicable stock option agreement, with shares of our common stock upon the terms set forth in the 2003 Stock Incentive Plan, as amended. In addition, each non-employee director of the Company is granted 250 shares of our common stock at the end of each calendar quarter for which he or she has served as a director for such entire calendar quarter. Effective April 1, 2006, non-management directors no longer receive 250 shares of our common stock for every quarter of a year of service completed. Please see the full terms of the 2003 Stock Incentive Plan, as amended, for more detailed information.

Security Ownership of Certain Beneficial Owners.

      The following table sets forth information regarding ownership of outstanding shares of our common stock as of June 15, 2007 by those individuals or groups who have advised us that they own more than five percent (5%) of such outstanding shares.

-----------------------------------------------------------------------------------------------------------
       NAME AND ADDRESS OF
        BENEFICIAL OWNER                    AMOUNT BENEFICIALLY OWNED                 PERCENT OF CLASS
      --------------------                 ---------------------------           --------------------------
-----------------------------------------------------------------------------------------------------------
Royalty Holdings, LLC and Royalty
        Management, Inc.
  461 Fifth Avenue, 25th Floor
    New York, New York 10017                      1,823,738 (1)                             52.7%
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
       NAME AND ADDRESS OF
        BENEFICIAL OWNER                    AMOUNT BENEFICIALLY OWNED                 PERCENT OF CLASS
      --------------------                 ---------------------------           --------------------------
-----------------------------------------------------------------------------------------------------------
    Raffles Associates, L.P.
       450 Seventh Avenue
    New York, New York 10123                       173,067 (2)                              5.0%
-----------------------------------------------------------------------------------------------------------
      Laurence S. Levy (1)
   c/o Hyde Park Holdings, LLC
  461 Fifth Avenue, 25th Floor
    New York, New York 10017                     2,048,738 (1)(3)                          59.2%
-----------------------------------------------------------------------------------------------------------
       Michael J. Meagher
    c/o The Seaport Group LLC
       360 Madison Avenue
    New York, New York 10017                       252,020 (4)                              7.3%
-----------------------------------------------------------------------------------------------------------

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

(4) Based on information contained in the Statement on Schedule 13G filed by such entity on March 16, 2007.

The following table sets forth certain information as of June 15, 2007 regarding the ownership of common stock by (i) each director and nominee for director,
(ii) each individual named in the Summary Compensation Table contained herein, and (iii) all current executive officers and directors of the Company as a group. Except as otherwise indicated, each such stockholder has sole voting and investment power with respect to the shares beneficially owned by such stockholder.

--------------------------------------------------------------------------------------------------------
     NAME AND ADDRESS OF               AMOUNT AND NATURE OF BENEFICIAL
       BENEFICIAL OWNER                             OWNER                          PERCENT OF CLASS
     --------------------                  ------------------------           --------------------------
--------------------------------------------------------------------------------------------------------
     Laurence S. Levy (1)                        2,048,738 (2)                            59.2%
--------------------------------------------------------------------------------------------------------
      Neil N. Hasson (1)                           175,000 (3)                             5.1%
--------------------------------------------------------------------------------------------------------
        Errol Glasser
       505 Park Avenue
          Suite 1902
   New York, New York 10022                         23,750 (4)                               *
--------------------------------------------------------------------------------------------------------
  All current Directors and
Executive Officers as a group                    2,247,488                                64.9%
--------------------------------------------------------------------------------------------------------

*     Less than 1%

(1) The address of such beneficial owner is c/o Hyde Park Holdings, LLC, 461 Fifth Avenue, 25th Floor, New York, New York 10017.

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

(4) Includes 12,500 shares of Common Stock underlying stock options currently exercisable or exercisable within sixty days issued to such individual under the Company's 2003 Stock Incentive Plan, as amended and 11,250 directly.

(5) Based on information contained in the amended Statement on Schedule 13G filed by such entity on January 25, 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

Director Independence

      We are not listed on any national securities exchange and, consequently, we and our Board of Directors are not subject to the independence requirements of any national securities exchange. Our Board of Directors determines director independence based on an analysis of The NASDAQ Stock Market LLC listing standards and all relevant securities and other laws and regulations regarding the definition of "independent".

      Consistent with these considerations, after review of all relevant transactions and relationships between each director, any of his or her family members, and us, our executive officers and our independent registered public accounting firm, the Board of Directors has affirmatively determined that Errol Glasser is an independent director pursuant to The NASDAQ Stock Market LLC listing standards. Mr. Glasser is also a member of our Audit Committee, Compensation Committee and Nominating Committee and is "independent" pursuant to The NASDAQ Stock Market LLC listing standards.

      On October 1, 2006, Stanley Fleishman resigned as a member of our Board of Directors. Prior to Mr. Fleishman's resignation, the Board of Directors has affirmatively determined that Mr. Fleishman was an independent director pursuant to The NASDAQ Stock Market LLC listing standards. Prior to Mr. Fleishman's resignation, he was a member of our Audit Committee, Compensation Committee and Nominating Committee and was "independent" pursuant to The NASDAQ Stock Market LLC listing standards.

License Agreement

      Pursuant to a License Agreement entered into in March 2003, Royalty Management, Inc., which is wholly-owned by Laurence S. Levy, our President, Chief Executive Officer and a director, provides New York City office space, office supplies and office services to us for $100,000 per year. Such amount was increased in October 2006 to $126,000.

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

ITEM 13. EXHIBITS

            The following documents are filed as part of this report:

            Financial Statements:                                           Page
            ---------------------                                           ----
            Independent Accountant's Report                                  F-1
            Consolidated Balance Sheets                                F-2 - F-3
            Consolidated Statements of Operations                            F-4
            Consolidated Statements of Shareholders' Equity                  F-5
            Consolidated Statements of Cash Flows                      F-6 - F-7
            Notes to Consolidated Financial Statements                F-8 - F-29

            Index of Exhibits

      Exhibit No.       Description of Document
      -----------       -----------------------

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

      10.42 Stock Option Agreement, dated as of June 14, 2005 between the Company and Laurence S. Levy (incorporated by reference from an Amendment to Schedule 13D filed on June 24, 2005). *

      10.43 Stock Option Agreement, dated as of June 14, 2005 between the Company and Neil Hasson (incorporated by reference from an Amendment to Schedule 13D filed on June 24, 2005). *

      10.44 Stock Option Agreement, dated as of April 1, 2006 between the Company and Laurence S. Levy (incorporated by reference from the Company's Quarterly Report on Form 10-QSB filed on May 19, 2006). *

      21                Schedule of Subsidiaries

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed or to be billed by Rosenberg Rich Baker Berman & Company for each of the last two fiscal years for professional services rendered for the audit of the Company's annual financial statements, review of financial statements included in the Company's quarterly reports on Form 10-QSB and services that were provided in connection with statutory and regulatory filings or engagements were $63,838 for the fiscal year ended December 31, 2006 and $56,117 for the fiscal year ended December 31, 2005.

Audit-Related Fees. The aggregate fees billed by Rosenberg Rich Baker Berman & Company for each of the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements were $0 for the fiscal year ended December 31, 2006 and $0 for the fiscal year ended December 31, 2005.

Tax Fees. The aggregate fees billed by Rosenberg Rich Baker Berman & Company in each of the last two fiscal years for professional services rendered for tax compliance, tax advice and tax planning were $45,023 for the fiscal year ended December 31, 2006 and $35,018 for the fiscal year ended December 31, 2005.

All Other Fees. The aggregate fees billed by Rosenberg Rich Baker Berman & Company in each of the last two fiscal years for products and services other than those reported in the three prior categories were $0 for the fiscal year ended December 31, 2006 and $0 for the fiscal year ended December 31, 2005.

Policy on Pre-Approval of Services Provided by Rosenberg Rich Baker Berman & Company

Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of Rosenberg Rich Baker Berman & Company are subject to the specific pre-approval of the Audit Committee. All audit and permitted non-audit services to be performed by Rosenberg Rich Baker Berman & Company require pre-approval by the Audit Committee. The procedures require all proposed engagements of Rosenberg Rich Baker Berman & Company for services of any kind to be submitted for approval to the Audit Committee prior to the beginning of any services. The Company's audit and tax services proposed for 2006 along with the proposed fees for such services were reviewed and approved by the Company's Audit Committee.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        REGENCY AFFILIATES, INC.


July 13, 2007                           By: /s/ Laurence S. Levy
     Date                                   ------------------------------------
                                            Laurence S. Levy, President and
                                            Chief Executive Officer


July 13, 2007                           By: /s/ Neil N. Hasson
     Date                                   ------------------------------------
                                            Neil N. Hasson, Chief Financial
                                            Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


July 13, 2007                           By: /s/ Laurence S. Levy
     Date                                   ------------------------------------
                                            Laurence S. Levy, President,
                                            Chief Executive Officer and Director


July 13, 2007                           By: /s/ Neil N. Hasson
     Date                                   ------------------------------------
                                            Neil N. Hasson, Chief Financial
                                            Officer and Director


July 13, 2007                           By: /s/ Errol Glasser
     Date                                   ------------------------------------
                                            Errol Glasser, Director

                                INDEX TO EXHIBITS

      1.    Financial Statements:                                           Page
            ---------------------                                           ----
            Independent Registered Public Accounting Firm's Report           F-1
            Consolidated Balance Sheets                                F-2 - F-3
            Consolidated Statements of Operations                            F-4
            Consolidated Statements of Shareholders' Equity                  F-5
            Consolidated Statements of Cash Flows                      F-6 - F-7
            Notes to Consolidated Financial Statements                F-8 - F-28
      2.    Other Exhibits

      Exhibit No.       Description of Document
      -----------       -----------------------

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

      Exhibit No.       Description of Document
      -----------       -----------------------
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

      10.42 Stock Option Agreement, dated as of June 14, 2005 between the Company and Laurence S. Levy (incorporated by reference from an Amendment to Schedule 13D filed on June 24, 2005). *

      10.43 Stock Option Agreement, dated as of June 14, 2005 between the Company and Neil Hasson (incorporated by reference from an Amendment to Schedule 13D filed on June 24, 2005). *

      10.44 Stock Option Agreement, dated as of April 1, 2006 between the Company and Laurence S. Levy (incorporated by reference from the Company's Quarterly Report on Form 10-QSB filed on May 19, 2006). *

      21                Schedule of Subsidiaries

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

                           December 31, 2006 and 2005

                    Regency Affiliates, Inc. and Subsidiaries
                        Index to the Financial Statements

                                                                          Page

Report of Independent Registered Public Accounting Firm                    F-1

Financial Statements

         Consolidated Balance Sheets                                     F-2-F-3

         Consolidated Statements of Operations                             F-4

         Consolidated Statements of Changes in Shareholders' Equity        F-5

         Consolidated Statements of Cash Flows                           F-6-F-7

Notes to Consolidated Financial Statements                              F-8-F-21

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Regency Affiliates, Inc. and Subsidiaries

We have audited the consolidated balance sheets of Regency Affiliates, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regency Affiliates, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the results of its consolidated operations, changes in shareholder's equity and cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

                    /s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
June 25, 2007

                    Regency Affiliates, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                            December 31,
                                                                                -------------------------------------
                                                                                      2006                  2005
                                                                                ----------------     ----------------
Assets
   Current Assets
     Cash and cash equivalents                                                  $        613,253     $      5,646,788
     Marketable securities                                                             9,485,300            5,991,990
     Accrued interest receivable, net of allowance of $644,109 and $0                         --              499,233
     Other current assets                                                                141,151               10,721
                                                                                ----------------     ----------------
                                                                                ----------------     ----------------

        Total Current Assets                                                          10,239,704           12,148,732

   Property, plant and equipment, net                                                     4,004                    --

   Investment in partnerships / LLC                                                    8,072,374            7,288,799

   Other Assets

     Other                                                                                 1,300                1,300
                                                                                ----------------     ----------------
        Total Other Assets                                                                 1,300                1,300
                                                                                ----------------     ----------------

              Total Assets                                                      $     18,317,382     $     19,438,831
                                                                                ================     ================

See notes to the consolidated financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                                 December 31,
                                                                                   ---------------------------------------
                                                                                          2006                  2005
                                                                                   -----------------     -----------------
Liabilities and Shareholders' Equity
   Current Liabilities
     Accounts payable and accrued expenses                                         $         473,926     $       1,393,133
                                                                                   -----------------     -----------------
        Total Current Liabilities                                                            473,926             1,393,133

   Deferred credit                                                                                --               792,489

   Shareholders' equity

     Serial preferred stock not subject to mandatory redemption,
       605,291 shares issued and outstanding; (Maximum
       liquidation preference $24,849,410)                                                 1,052,988             1,052,988

     Common stock, par value $.01; 8,000,000 shares authorized;
       3,103,078 in 2006 and 3,121,412 in 2005 issued;                                        31,031                31,214
       3,036,810 in 2006 and 3,066,412 in 2005 outstanding

     Additional paid-in capital                                                            6,417,739             8,737,321
     Readjustment resulting from quasi-reorganization at December 1987                    (1,670,596)           (1,670,596)
     Retained earnings                                                                    12,421,144            11,880,077
     Note receivable-sale of stock, net of allowance of $2,440,000 and $0                         --            (2,440,000)
     Treasury stock, 66,268 and 55,000 shares in 2006 and 2005, at cost                     (408,850)             (337,795)
                                                                                   -----------------     -----------------

        Total Shareholders' Equity                                                        17,843,456            17,253,209
                                                                                   -----------------     -----------------

                                                                                   $      18,317,382     $      19,438,831
                                                                                   =================     =================

See notes to the consolidated financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                          December 31,
                                                -------------------------------
                                                    2006               2005
                                                -------------     -------------
Net Sales                                       $          --     $          --
                                                -------------     -------------
Costs and expenses
     General and Administrative expenses           (2,276,666)       (2,768,976)
                                                -------------     -------------
Loss from operations                               (2,276,666)       (2,768,976)
                                                -------------     -------------
Other income (expense)
Income from equity investment in partnerships       3,004,241         2,833,447
Expiration of option                                       --          (250,000)
Legal settlement                                           --          (950,000)
Interest expense                                      (63,863)               --
Impairment of loans notes                            (644,109)               --
Interest and dividend income                          631,590           447,256
Unrealized investment gains                             2,525             8,505
                                                -------------     -------------
Net income (loss) before income taxes                 653,718          (679,768)

Income tax expense                                    112,651           138,976
                                                -------------     -------------
Net Income (Loss)                               $     541,067     $    (818,744)
                                                ==============    ==============

Net income (loss) per common share:

   Basic
   Net income (loss) per common share           $        0.17     $       (0.27)
                                                -------------     -------------
   Weighted average number of shares                3,110,209         3,051,037
                                                -------------     -------------
   Diluted
   Net income (loss) per common share           $        0.14     $       (0.27)
                                                -------------     -------------
   Weighted average number of shares                4,018,123         3,051,037
                                                -------------     -------------

See notes to the consolidated financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                     Years Ended December 31, 2006 and 2005

                                                                                                                      Readjustment
                                           Preferred Stock                   Common Stock              Additional       Resulting
                                    ----------------------------    -----------------------------       Paid in         from Quasi-
                                       Shares          Amount          Shares           Amount          Capital       Reorganization
                                    ------------    ------------    ------------     ------------     ------------    --------------
Balance - January 1, 2005                605,291    $  1,052,988       3,020,412     $     30,204     $  8,182,631     $ (1,670,596)

   Exercise of stock options                  --              --         100,000            1,000          157,000               --

   Stock options granted to                   --              --              --               --          392,000               --

   Common stock issued to directors           --              --           1,000               10            5,690               --

   Purchase treasury shares                   --              --              --               --               --               --


       Net loss                               --              --              --               --               --               --
                                    ------------    ------------    ------------     ------------     ------------     ------------
Balance - December 31, 2005              605,291       1,052,988       3,121,412           31,214        8,737,321       (1,670,596)
                                    ============    ============    ============     ============     ============     ============
   Exercise of stock options                  --              --           3,000               30            9,570               --

   Stock options granted to officers          --              --              --               --          250,000               --

   Common stock issued to directors           --              --           2,000               20           12,306               --

   Purchase treasury shares                   --              --              --               --               --               --

   Reserve for uncollectible note             --              --              --               --       (2,440,000)              --

   Retirement of treasury shares              --              --         (23,334)            (233)        (151,438)              --

       Net income                             --              --              --               --               --               --
                                    ------------    ------------    ------------     ------------     ------------     ------------
Balance - December 31, 2006              605,291    $  1,052,988       3,103,078     $     31,031     $  6,417,739     $ (1,670,596)
                                    ============    ============    ============     ============     ============     ============

                                                              Note                 Treasury Stock                Total
                                           Retained        Receivable      -----------------------------     Stockholders'
                                           Earnings      Sale of Stock        Shares           Amount           Equity
                                         ------------    -------------     ------------     ------------     ------------
Balance - January 1, 2005               $ 12,698,821     $ (2,440,000)          47,000         (295,635)    $ 17,558,413

   Exercise of stock options                      --               --               --               --          158,000

   Stock options granted to                       --               --               --               --          392,000

   Common stock issued to directors               --               --               --               --            5,700

   Purchase treasury shares                       --               --            8,000          (42,160)         (42,160)


       Net loss                             (818,744)              --               --               --         (818,744)
                                        ------------     ------------     ------------     ------------     ------------
Balance - December 31, 2005               11,880,077       (2,440,000)          55,000         (337,795)      17,253,209
                                        ============     ============     ============     ============     ============
   Exercise of stock options                      --               --               --               --            9,600

   Stock options granted to officers              --               --               --               --          250,000

   Common stock issued to directors               --               --               --               --           12,286

   Purchase treasury shares                       --               --           34,602         (222,726)        (222,726)

   Reserve for uncollectible note                 --        2,440,000               --               --               --

   Retirement of treasury shares                  --               --          (23,334)         151,671               --

       Net income                            541,067               --               --               --          541,067
                                        ------------     ------------     ------------     ------------     ------------
Balance - December 31, 2006             $ 12,421,144     $         --           66,268     $   (408,850)    $ 17,843,456
                                        ============     ============     ============     ============     ============

See notes to the consolidated financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                       Years Ended December 31,
                                                                                -------------------------------------
                                                                                     2006                  2005
                                                                                ---------------      ----------------
Cash flows from operating activities
   Net income (loss)                                                            $       541,067      $       (818,744)
   Adjustments to reconcile net income to net cash (used in)
     operating activities
       Income from equity investment in partnerships                                 (3,004,241)           (2,833,447)
       Stock-based compensation                                                         262,306               397,700
       Depreciation and amortization                                                        138                 1,899
       Impairment of aggregate inventory                                                     --               832,427
       Unrealized gain on marketable securities                                              --                    --
       Impairment of notes receivable                                                   644,109                    --
       Expiration of option                                                                  --               250,000
       Changes in assets and liabilities
        Increase (decrease) in accrued interest receivable                             (499,233)             (151,991)
        Increase (decrease) in other current assets                                     130,430                31,178
        Increase (decrease) in accounts payable and accrued expenses                   (919,207)              702,306
                                                                                ---------------      ----------------
            Net cash used in operating activities                                    (2,622,957)           (1,588,672)
                                                                                ---------------      ----------------
Cash flows from investing activities
   Purchases of property and equipment                                                   (4,142)                  --
   Distribution of earnings from partnership                                          1,300,000            2,650,000
   Purchases of marketable securities                                              (112,993,310)         (113,999,733)
   Proceeds from sales of marketable securities                                     109,500,000          117,000,000
                                                                                ---------------      ----------------
            Net cash provided by (used in) investing activities                      (2,197,452)            5,650,267
                                                                                ---------------      ----------------
Cash flows from financing activities
   Proceeds from the exercise of stock options                                            9,600               158,000
   Purchase of treasury stock                                                          (222,726)              (42,160)
                                                                                ---------------      ----------------
            Net cash provided by (used in) financing activities                        (213,126)              115,840
                                                                                ---------------      ----------------
Net increase (decrease) in cash and cash equivalents                            $    (5,033,535)     $      4,177,435
Cash and cash equivalents - beginning                                                 5,646,788             1,469,353
                                                                                ---------------      ----------------
Cash and cash equivalents - ending                                              $       613,253      $      5,646,788
                                                                                ===============      ================

See notes to the consolidated financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (continued)

                                                       Years Ended December 31,
                                                     ---------------------------
                                                         2006           2005
                                                     ------------   ------------
Supplemental disclosures of cash flow information:
     Cash paid during the year for
       Interest                                      $     63,863   $         --
                                                     ------------   ------------

       Income taxes                                  $    168,698   $     25,976
                                                     ------------   ------------

     Supplemental disclosures of non-cash investing and financing activities:

     None.

Note 1. Summary of Significant Accounting Policies

        Principles of Consolidation - The consolidated financial statements include the accounts of Regency Affiliates, Inc. (the "Company"), its wholly owned subsidiary, Regency Power Inc since April 30, 2004, date of inception, its 75% owned subsidiary, Iron Mountain Resources, Inc. ("Iron Mountain") and its 80% owned subsidiary, National Resource Development Corporation ("NRDC"). All significant intercompany balances and transactions have been eliminated in consolidation.

        Earnings Per Share - Basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share computations assume the conversion of all stock options outstanding that are "in the money".

        Stock Based Compensation - The Company accounts for stock and stock options issued for services and compensation by employees under the fair value method. For non-employees, the fair market value of the Company's stock is measured on the date of stock issuance or the date an option/warrant is granted. The Company determined the fair market value of the options issued under the Black-Scholes Pricing Model. Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), "Share-based Payment," which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees, and related interpretations. The Company also followed the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation." The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the prior periods presented in the Form 10-KSB have not been restated to reflect the fair value method of expensing share-based compensation.

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

        Limitations - Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

        Cash and Cash Equivalents - Cash and cash equivalents represent cash and short-term highly liquid investments with original maturities of three months or less. The Company places its cash and cash equivalents with high credit quality financial institutions that may exceed federally insured amounts at times.

        Property, Plant and Equipment - Property, plant and equipment are carried at cost. Depreciation is provided over the estimated useful lives of the assets by the use of the straight-line and declining balance methods.

        These items consist of the following at December 31, 2006 and 2005:

                                                    2006                2005
                                              --------------      --------------
                Building and land             $           --      $           --
                Machinery and equipment               47,850              43,708
                                              --------------      --------------
                                                      47,850              43,708
                Accumulated depreciation              43,846              43,708
                                              --------------      --------------
                                              $        4,004      $           --
                                              ==============      ==============

        Depreciation expense for the years ended December 31, 2006 and 2005 was $138 and $1,899, respectively.

        Investments - The Company uses the equity method of accounting for investments in equity securities in which it has more than a 20% interest, but does not have a controlling interest and is not the primary beneficiary. The Company uses the cost method of accounting for investments in equity securities in which it has a less than 20% equity interest and virtually no influence over the investee's operations.

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

        In December, 2001 the aggregate inventory was sold to Iron Mountain, a 75% owned subsidiary of the company. The purchase price was $18,200,000 and is payable, with interest of 2.46%, in ninety-six equal payments of principal and interest scheduled to commence in December, 2003. The intercompany gain on this transaction has been eliminated in the consolidation process resulting in the aggregate inventory being carried at its historical cost. On February 9, 2005, in lieu of foreclosure, Iron Mountain reconveyed the aggregate inventory back to NRDC and the note was deemed satisfied. Based upon a subsequent fair market value appraisal, the aggregate inventory was deemed to have no value, and as such a full valuation allowance of $832,427 was taken in 2005.

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

Note 2. Marketable Securities

      The cost and fair value of the Company's investments in marketable securities are as follows:

                                                                         Gross              Gross
                                                    Amortized          Unrealized         Unrealized            Fair
         Trading securities:                          Cost               Gains              Losses              Value
                                                ----------------     ---------------      ----------       ----------------
          As of December 31, 2005:
            6,000,000 US Treasury bills         $      5,983,485     $         8,505      $       --       $      5,991,990

          As of December 31, 2006:
            9,500,000 US Treasury bills         $      9,482,775     $         2,525      $       --       $      9,485,300

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

        For the years ended December 31, 2006 and 2005 the Company's income from its equity investment in Security was $1,615,800 and $649,333, respectively. These funds, however, are principally committed to the amortization of the outstanding principal balance on Security's real estate mortgage. Security does not currently provide liquidity to the Company.

        The Company accounts for the Investment in Partnerships using the equity method, whereby the carrying value of these investments are increased or decreased by the Company's allocable share of book income or loss. The total amount of distributions made in excess of the Company's partnership basis as of December 31, 2005 was $792,489, which is recorded as a deferred credit on the accompanying financial statements.

        Summarized financial information for Security is as follows:

                                                                    2006                  2005
                                                              ----------------      ----------------
       Balance Sheet Data
        Cash and receivables                                  $      1,098,135      $      1,214,068
        Restricted cash                                              2,142,313             1,940,300
        Real estate, net                                            32,916,330            35,347,723
        Deferred charges, net                                        8,069,382             8,771,067
        Other assets                                                   322,160               307,620
                                                              ----------------      ----------------
            Total Assets                                            44,548,320            47,580,778
                                                              ================      ================
        Accounts payable and accrued expenses                          235,552               347,120
        Project note payable                                        83,152,857            87,631,474
        Other liabilities                                              171,258               180,482
                                                              ----------------      ----------------
            Total Liabilities                                       83,559,667            88,159,076

        Partners' capital:
          Regency Affiliates, Inc.                                   1,758,882               143,360
          Other partners                                           (40,770,229)          (40,721,658)
                                                              ----------------      ----------------
            Total Partners' Capital                                (39,011,347)          (40,578,298)
                                                              ----------------      ----------------
              Total Liabilities and Partner's Capital               44,548,320            47,580,778
                                                              ================      ================
       Statement of Operations Data
        Revenues                                              $     13,250,710      $     13,095,605
        Expenses                                                    (8,124,183)           (9,130,411)
                                                              ----------------      ----------------
        Net operating income                                         5,126,527             3,965,194
        Other expenses                                              (3,425,685)           (3,281,685)
                                                              ----------------      ----------------
        Net income                                            $      1,700,842      $        683,509
                                                              ================      ================

        Effective November 30, 2000 the Company invested $10,000 for a 5% limited partnership interest in 1500 Wood Lawn Limited Partnership, the general partner of Security. The Company recognized income of $4,253 in 2006 and $1,708 in 2005 from this investment.

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

        The $28,500,000 acquisition indebtedness was obtained from Allied Irish Banks, P.L.C., which may assign or participate the loan in accordance with the terms of the loan agreement. The loan will be amortized over the fifteen-year term. In connection with the acquisition of the 50% membership interest in MESC Capital, Regency Power and DTE Mobile entered into an Operating Agreement, dated April 30, 2004, which sets forth their respective rights and obligations as members of MESC Capital as well as the duties and authority of DTE Mobile as the managing member of MESC Capital. Under the Operating Agreement, Regency Power will receive 50% of all distributions. Neither Regency Power nor DTE Mobile is obligated to contribute additional capital, or loan or otherwise advance funds, to MESC Capital, and neither member can sell or transfer its interest in MESC Capital without the consent of the other and without first complying with a right of first offer in favor of the non-selling member.

        The Company accounts for the Investment in Partnerships using the equity method, whereby the carrying value of these investments are increased or decreased by the Company's allocable share of book income or loss. The Company recognized income of $1,384,188 in 2006 and $2,182,406 in 2005 from this investment.

        Summarized financial information for MESC Capital LLC is as follows:

                                                                                          2006                  2005
                                                                                    ----------------       ---------------
       Balance Sheet Data
        Cash and cash equivalents                                                   $      2,820,687      $      2,096,656
        Restricted cash                                                                    1,759,631             1,640,427
        Trade receivable                                                                   2,099,264             2,542,298
        Current portion of net investment in direct financing lease                        1,212,266             1,120,066
        Insurance and other receivables                                                       37,043               101,372
        Inventory                                                                          3,428,940             3,296,835
        Other assets                                                                         195,192               213,634
                                                                                    ----------------       ---------------
            Total current assets                                                          11,553,023            11,011,288
                                                                                    ----------------       ---------------
        Debt issuance costs and derivative instruments, net                                1,626,328             1,703,784
        General plant, net                                                                    53,902               108,486
        Investment in direct financing lease, net current portion                         23,101,289            24,313,554
                                                                                    ----------------       ---------------
            Total assets                                                                  36,334,542            37,137,112
                                                                                    ================       ===============
        Accounts payable                                                                   1,289,754             1,450,040
        Accrued liabilities                                                                  559,602               451,197
        Current portion of long term debt                                                  1,219,800             1,085,850
                                                                                    ----------------       ---------------
            Total current liabilities                                                      3,069,156             2,987,087

        Current portion of long term debt                                                 25,963,150            27,182,950
                                                                                    ----------------       ---------------
            Total liabilities                                                             29,032,306            30,170,037

        Members' equity                                                                    7,302,236             6,967,075
                                                                                    ----------------       ---------------
              Total liabilities and members' equity                                       36,334,542            37,137,112
                                                                                    ================       ===============
       Statement of Operations Data
        Revenues                                                                    $     14,460,440      $     13,972,688
        Expenses                                                                          10,225,793            10,910,557
                                                                                    ----------------       ---------------
        Net operating income                                                               4,234,647             3,062,131
        Other income (expense)                                                            (1,466,272)            1,302,681
                                                                                    ----------------       ---------------
        Net income                                                                  $      2,768,375       $     4,364,812
                                                                                    ================       ===============

Note 5. Notes Receivable

        Pursuant to the sale of the net operating assets of the Company's subsidiary, Rustic Crafts Inc. ("Rustic Crafts"), on September 30, 2002, Rustic Crafts obtained notes receivable. At December 31, 2003, these notes consisted of the following:

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
                                                                      ==========

        In March 2004, these notes were deemed to be uncollectible due to the lack of cash flows generated and the continual default on payment terms by the issuer. Management determined to record full impairment of the notes and any accrued interest thereon which totaled $1,182,626.

        In December 2005, a stipulation of settlement was entered into in which Regency agreed to accept a total of $125,000 payable over three years in full settlement of the notes detailed above. No gain or income was recognized as a result of this settlement due to the uncertainty that the amount will actually be realized. Such recovery will be recognized upon receipt. During 2006 the Company received $3,264 of such settlement which is included in other income. In April 2006 Rustic Crafts defaulted on the note. The Company has initiated an action for collection against Rustic Crafts and a personal guarantor on the note.

Note 6. Serial Preferred Stock

      At December 31, 2006 and 2005, the Company had 2,000,000 of authorized shares of $.10 par value serial preferred stock. Serial preferred stock at December 31, 2006 and 2005, all of which is convertible and cumulative, consists of:

                                             Shares                                         Value
                                 ------------------------------     -----------------------------------------------------
                                                                                             2006                2005
                                                                                       --------------      --------------
                                 Designated         Outstanding        Carrying         Liquidation         Liquidation
                                 ----------         -----------     ------------       --------------      --------------
Series C, $100 stated
   value, cumulative                210,000            208,850      $    229,136       $   20,885,000      $   20,885,000

Series B, $10 stated
   value, 6% cumulative             370,747            370,747           566,912            3,707,470           3,707,470

Junior Series, D, $10
   Stated value, 7%
   Cumulative                        26,000             25,694           256,940              256,940             256,940
                                 ----------         ----------      ------------       --------------      --------------
                                    606,747            605,291      $  1,052,988       $   24,849,410      $   24,849,410
                                 ==========         ==========      ============       ==============      ==============

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

        Series B - The Series B shares were issued in 1991 as part of a restructuring plan limited to senior lenders and was issued in exchange for all obligations and any claims or causes of action relating to the Company's obligations and guarantees. Such preferred stock includes, among other provisions and preferences, the following:

          (a) A 6% cumulative dividend right commencing on the 24th month from the consummation of a defined "initial business combination transaction" (which occurred with the acquisition of Rustic Crafts in 1997 (see Note 6) and if the Company has reached a defined ratio of earnings to fixed charges. In addition, dividends accrue for a period of 35 additional months without cash payment.

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

Note 7. Stock Option and Note Receivable - Statesman

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

        On October 15, 2001 the Statesman Group, Inc. ("Statesman") exercised in full its option, which had been granted in 1997, to acquire 610,000 post-reverse-split shares of the Company's common stock. The exercise was made pursuant to an agreement which provided for (1) a purchase price at $0.40 per share (par value) rather than the formula price in the option, which would have yielded 25% less to the Company, (2) the execution of a note from Statesman to the Company in the principal amount of $2,440,000 payable in five years with interest to accrue at the prevailing prime rate and (3) the obligation to be collateralized by the 610,000 post-reverse-split common shares of the Company purchased upon exercise of the option as well as the 20% remaining interest in the Company's 80% owned subsidiary, NRDC.

        On October 16, 2002, in Amendment No. 1 to the Pledge Agreement dated as of October 15, 2001, the Pledge Agreement was amended to provide the obligation to be collateralized by 208,650 shares of the Company's Series C preferred shares in lieu of the 610,000 post-reverse-split common shares, as well as the 20% remaining interest in the Company's 80% owned subsidiary, NRDC.

        In addition, the Company acquired from Statesman a three-year option to acquire Statesman's 20% interest in NRDC exercisable by delivery to Statesman of the aforementioned $2,440,000 note. The Company acquired the option by paying Statesman $250,000, amending the note (and underlying pledge agreement) to limit recourse and transferring to Statesman certain office furniture and equipment. This option expired in 2005 and was therefore recorded as an expense.

        As of December 31, 2006, through the date of this Form 10-KSB, the Company has not collected the $2,440,000 note and accrued interest of approximately $644,000 due from the Statesman Group, Inc. The Company has sent demand and default notices to Statesman but has not received a response to date. Per the terms of the note, a default, overdue principal and overdue interest will bear interest, payable upon demand, at a rate of twelve percent (12%) per annum, and the pledged securities may be transferred into the Company's name, or sold for proceeds to satisfy the obligation and collection costs incurred. The Company has currently reserved the receivable balance in full while it continues its collection efforts. The reserve adjustment included a charge to impairment of loans as other expense in the 2006 statement of operations, and an allowance against the note within equity as of December 31, 2006.

Note 8. Stock Based Compensation

        2003 Incentive Stock Plan

        Effective as of March 17, 2003, the Company's Board of Directors and Stockholders approved and adopted the 2003 Stock Incentive Plan (the "2003 Plan"). The 2003 Plan allows the Administrator (as defined in the 2003 Plan), currently the Compensation Committee, to determine the issuance of incentive stock options, non-qualified stock options and restricted stock to eligible employees and outside directors and consultants of the Company. The Company has reserved 500,000 shares of common stock for issuance under the 2003 Plan. The exercise price of any option granted under the 2003 Plan is determined by the Administrator, and no option or award exercise date can exceed ten years from the grant date.

        For 2006, the Company issued a total of 1,000 shares of restricted common stock to two directors of the Company, at a fair value on date of issuances of $12,306. For 2005, the Company issued a total 2,000 shares of restricted common stock to two directors of the Company, at a fair value on date of issuances of $12,160.

        On April 1, 2006, the Company granted 50,000 stock options to the Company's Chief Executive Officer under the 2003 Plan. The options granted have a term of 10 years and vest immediately. On June 14, 2005, the Company granted 50,000 stock options to each of the Company's Chief Executive Officer and Chief Financial Officer. These options have a term of 10 years and vest immediately.

        The fair value of the stock options granted during 2006 and 2005, respectively, under the 2003 Plan was $250,000 and $392,000. Each stock option award is estimated as of the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the table below. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

        In 2005, the Company applied Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for options. As such, the disclosure only provisions of the Statement of Financial Accounting Standard (SFAS) No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure" are used to report the following information.

        The fair value of the Company's stock-based compensation was estimated using the Black-Scholes option pricing model which requires highly subjective assumptions including the expected stock price volatility. The fair value of the Company's stock options was estimated using the following assumptions: no expected dividends, risk free interest rate of 4.87% and 3.5%, expected average life of 10 years and an expected stock price volatility of 70% and 90%, for each of the years ended December 31, 2006 and 2005, respectively. The weighted average fair value of options granted was $5.00 during 2006 and $5.50 during 2005.

        Had compensation cost for the options been determined based on the fair value at the grant dates for those options, stock based compensation, net loss and net loss per common share basic and diluted would have been as follows for the year ended December 31, 2005:

                                                                    Year Ended
                                                                    December 31,
                                                                        2005
                                                                   ------------

      Net income (loss), as reported                               $    131,256

      Add:  Stock-based compensation included                           397,700

      Less: Stock-based compensation - FMV                             (525,700)
                                                                   ------------

      Pro forma net income (loss)                                  $      3,256
                                                                   ============

      Net income per share
           As reported                                             $        .04
                                                                   ============
           Pro forma                                               $        .00
                                                                   ============

        The following is a summary of the status of the Company's options for the years ended December 31, 2006 and 2005:

                                                    Exercise                               Average            Average
                                                      Price                               Exercise           Contract
                                                      Range              Options            Price              Life
                                                ----------------    ---------------     -------------     --------------
      Outstanding at 1/1/05                     $     .40 - 2.40            302,000     $        2.12                 10
      Issued                                                1.58            100,000              1.58                 10

      Exercised, forfeited or expired                       1.58           (100,000)             1.58                 10
                                                ----------------    ---------------     -------------     --------------
      Outstanding at 12/31/05                   $     .40 - 2.40            302,000     $        2.12                 10
                                                ================    ===============     =============     ==============

                                                ================    ===============     =============     ==============
                                                    Exercise                               Average           Average
                                                      Price                                Exercise          Contract
                                                      Range             Options             Price              Life
                                                ================    ===============     =============     ==============
      Outstanding at 1/1/06                     $     .40 - 2.40            302,000     $        2.12                 10
                                                ================    ===============     =============     ==============
      Issued                                                6.27             50,000              6.27                 10
                                                ================    ===============     =============     ==============
      Exercised, forfeited or expired                  1.60-4.00             (8,000)              .40                 10
                                                ================    ===============     =============     ==============
      Outstanding at 12/31/06                   $     .40 - 6.27            344,000     $        2.76                 10

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

        At December 31, 2006 and 2005, the Company's net deferred tax asset, utilizing a 34% effective tax rate, respectively, consists of:

                                                       2006             2005
                                                   -----------      -----------
        Deferred tax assets:
            Net operating loss carry forward         1,992,000        2,567,000
            Valuation allowance                     (1,992,000)      (2,567,000)
                                                   -----------      -----------
              Subtotal                             $        --      $        --
                                                   ===========      ===========

        The valuation allowance was established to reduce the net deferred tax asset to the amount that will more likely than not be realized. This reduction is necessary due to uncertainty of the Company's ability to utilize the net operating loss and tax credit carry forwards before they expire.

        For regular federal income tax purposes, the Company has remaining net operating loss carryforwards of approximately $4,000,000 which expire through 2025. These losses can be carried forward to offset future taxable income and, if not utilized, will expire in varying amount. The Company's tax returns have not recently been examined by the Internal Revenue Service ("Service") and there is no assurance that the Service would not attempt to limit the Company's use of its net operating loss and tax credit carryforwards.

        For the years ended December 31, 2006 and 2005, the tax effect of net operating loss carryforwards reduced the current provision for regular Federal income taxes by approximately $-0- and $-0-, respectively. At December 31, 2006 and 2005, the Company has provided $112,651 and $138,976, respectively, for taxes, which relate to state income taxes.

        The provision for income taxes is as follows

                                                  2006                  2005
                                              ------------          ------------
              Current                         $    112,651          $    138,976
              Deferred                                  --                  --
                                              ------------          ------------
                                              $    112,651          $    138,976
                                              ============          ============

        The current provisions for 2006 and 2005 include approximately $56,000 and $113,000 of Florida State income taxes for the periods 2001 and 2003 assessed during an audit conducted in 2006. This was a result of a Florida Department of Revenue tax audit which disallowed the use of net operating losses arising prior to the Company being registered in the state, thus creating taxable income and a related state tax expense. Although penalties were abated, interest was assessed of $63,863 and paid in 2006.

        The difference between income tax benefits and expense in the financial statements and the tax benefit and expense computed at December 31, 2006 and 2005 is as follows:

                                                                                      2006          2005
                                                                                      ----          ----
                  Federal (expense) benefit at the statutory rate                     (34.0)%       (34.0)%
                  State tax (expense)                                                  (8.0)         (3.8)
                  Benefit of net operating loss carry forward                          34.0          34.0
                  Valuation Allowance                                                   -0-           -0-
                                                                                      -----         -----
                     Effective tax rate of income tax (expense) benefit                (8.0)%        (3.8)%
                                                                                      =====         =====

        As of December 31, 2006, approximately $128,300 of state taxes were remitted on the Company's behalf by its SLDC limited partnership interest. These prepaid taxes are included in Other Current Assets on the Balance Sheet.

Note 10. Employment Agreements

        In connection with the 2002 redemption of Statesman's interest, each of the Company's directors resigned effective October 28, 2002 with successors appointed by Royalty, the holder of certain notes payable. Simultaneously, all officers of the Company resigned and were replaced by Laurence S. Levy (an affiliate of Royalty) as CEO and Neil Hasson (an affiliate of Royalty) as CFO and Secretary. On October 16, 2002, the Company entered into Employment Agreements with Mr. Levy and Mr. Hasson, with terms as follows:

        Laurence S. Levy - base annual salary of no less than $150,000 per annum, discretionary annual bonus, options to purchase 25,000 shares of common stock at an exercise price of $1.35 per share, benefits, expense reimbursement and insurance (including, but not limited to, life, travel accident, health). Effective April 1, 2006, Mr. Levy's annual base salary is $200,000.

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

Note 11. Related Party Transactions

        Pursuant to a License Agreement entered into in March 2003, Royalty Management, Inc., which is wholly-owned by Laurence Levy, the Company's President and a director, provides New York City office space, office supplies and services to the Company for $100,000 per year. In October 2006 this amount was increased to $126,000.

        During the year ended December 31, 2006, the Company repurchased the shares of common stock of a former director as part of a legal settlement. The stock was purchased at a price of $6.50 per share at a total cost of $189,371. Subsequently, the Company retired 23,334 of these shares from the treasury.

        During the years ended December 31, 2006 and 2005, two directors of the Company received 500 shares each for services at a total cost of $12,306 for 2006, and 1,000 shares each for services at a total cost of $12,160 for 2005.

        During 2006, two directors of the Company were paid $15,000 each for directors' fees and services rendered to the Company in such capacity.

        During 2006, two former officers of the Company exercised stock options to purchase 3,000 shares of common stock. Two thousand shares were purchased at an exercise price of $4.00 per share, and one thousand shares were purchased at an exercise price of $1.60 per share.

Note 12. Simplified Employee Pension -Individual Retirement Account (SEP-IRA)

        The Company had adopted a SEP-IRA Plan in 2004. During the years ended December 31, 2006 and 2005, the Company made contributions of $67,375 and $50,000, respectively, to the plan. The SEP-IRA Plan covers all employees who received compensation from the Company during the year. Employer contributions are discretionary and determined annually. In addition, the SEP-IRA Plan allows participants to make elective deferral contributions through payroll deductions.

Note 13. Contingencies, Risks and Uncertainties

        The Company is subject to numerous contingencies, risks and uncertainties including, but not limited to, the following that could have a severe impact on the Company:

          (i) The Company currently lacks the necessary infrastructure at the site of the Groveland Mine in order to permit the Company to make more than casual sales of the aggregate (See Note 1).

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

          On January 30, 2006, plaintiffs filed an amended complaint challenging the Aggregate Sale and alleging that the Aggregate Sale negatively impacted the consideration the Company received in connection with the October 2002 restructuring transactions. The Company was not a defendant with respect to this claim. Plaintiffs sought damages in excess of $5,400,000 with respect to the claim related to the Aggregate Sale. On May 16, 2006, the Court dismissed the sole remaining complaint alleged in the complaint determining that the sole remaining complaint was derivative in nature and could therefore not be maintained by the plaintiffs. On June 14, 2006, the plaintiffs filed a Notice of Appeal appealing the Court's rulings. In its April 16, 2007 decision, citing an intervening legal development in the area of direct and derivative claims arising while the appeal was pending, the Supreme Court of the State of Delaware reversed the Court's decision and remanded the case to the Court for further proceedings. The Company has been advised that the defendants intend to vigorously defend the claim asserted against them in the Delaware Action.

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

          (iv) On May 10, 2004, Gary Nuttall, a former President of the Company, commenced an arbitration against the Company with respect to certain claims allegedly arising under his 1995 Employment Agreement with the Company. He is seeking severance and all other compensation and benefits due him under the 1995 Employment Agreement in an amount in excess of approximately $1,650,000 ($1,400,000 of which is a financing bonus), 466,667 unrestricted shares of the Company (pre-split), options to purchase additional stock of the Company, punitive damages, interest, fees and costs associated with the arbitration. On May 4, 2006, the parties settled the disputes between them without admitting any fault or wrongdoing, and entered into a settlement agreement providing for, among other things, payment of $950,000 by the Company to Mr. Nuttall and the purchase by the Company of the 29,134 shares of Company common stock owned by Mr. Nuttall, at a purchase of $6.50 per share. The $950,000 settlement is included in other income and expense on the 2005 Statement of Operations and is included in accounts payable and accrued expenses on the balance sheet as of December 31, 2005. Such amounts were paid in 2006 in full settlement and satisfaction of such matter.

          (v) The Company has significant tax loss and credit carryforwards and no assurance can be provided that the Internal Revenue Service would not attempt to limit or disallow altogether the Company's use, retroactively and/or prospectively, of such carryforwards, due to ownership changes or any other reason. The disallowance of the utilization of the Company's net operating loss would severely impact the Company's financial position and results of operations due to the significant amounts of taxable income (generated by the Company's investment in Security) that has in the past been, and may in the future be, offset by the Company's net operating loss carryforwards (See Note 9).

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

Note 14. Lease Commitments

        Regency leases office space and is committed to minimum lease payments through June 30, 2007 under an operating lease for premises, as follows:

                  2007                                                    $9,481
                                                                          ------
                  Total                                                   $9,481
                                                                          ======

        Rent expense was $18,511 and $17,630 for the years ended December 31, 2006 and 2005, respectively.

Note 15. Filing of Going Private Proxy Statement

        On December 14, 2005, the Company filed with the SEC a preliminary
        Schedule 13E-3 Transaction Statement with respect to a going private transaction and a preliminary Schedule 14A Proxy Statement soliciting stockholders to vote on amending the Company's certificate of incorporation to provide for a 1-for-100 reverse stock split (the "Reverse Stock Split") followed immediately by a 50-for-1 forward stock split of the Company's common stock (the "Forward Stock Split"), which would result in the reduction of the number of common stockholders of record of the Company to fewer than 300. This will permit the Company to discontinue the obligations of filing annual and periodic reports and make other filings with the SEC. Once the Schedule 13E-3 Transaction Statement and Schedule 14A Proxy Statement are approved in a definitive form by the SEC, the Company will mail copies to all of its stockholders describing all of the material terms of the Reverse Stock Split and Forward Stock Split. The Company currently intends to effect the Reverse Stock Split and Forward Stock Split as soon as possible thereafter.

Note 16. Subsequent Events

        In March 2007, the Company exercised its right to redeem all outstanding shares of Series B preferred stock in exchange for 430,473 shares of the Company's common stock.

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

        On January 30, 2006, plaintiffs filed an amended complaint challenging the Aggregate Sale and alleging that the Aggregate Sale negatively impacted the consideration the Company received in connection with the October 2002 restructuring transactions. The Company was not a defendant with respect to this claim. Plaintiffs sought damages in excess of $5,400,000 with respect to the claim related to the Aggregate Sale. On May 16, 2006, the Court dismissed the sole remaining complaint alleged in the complaint determining that the sole remaining complaint was derivative in nature and could therefore not be maintained by the plaintiffs. On June 14, 2006, the plaintiffs filed a Notice of Appeal appealing the Court's rulings. In its April 16, 2007 decision, citing an intervening legal development in the area of direct and derivative claims arising while the appeal was pending, the Supreme Court of the State of Delaware reversed the Court's decision and remanded the case to the Court for further proceedings. The Company has been advised that the defendants intend to vigorously defend the claim asserted against them in the Delaware Action.

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

Note 17. New Accounting Standards

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles
        (GAAP), and expands disclosures about fair value measurements.

        SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

        On September 13, 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Period Misstatements When Quantifying Misstatements in Current Year Financial Statements.", which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The standard is effective for the first annual financial statements for fiscal years beginning after November 15, 2006. The Company is currently considering the effect of implementing the requirements of this standard.

        On February 3, 2006, the FASB issued FASB Staff Position FSP FAS 123R-4, "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement Upon the Occurrence of a Contingent Event." This FASB Staff Position (FSP) addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance in this FSP amends paragraphs 32 and A229 of FASB Statement No. 123 (revised 2004), Share-Based Payment

        On October 10, 2006, the FASB issued FASB Staff Position FSP FAS 123R-5, "Amendment of FASB Staff Position FAS 123R-1." This FASB Staff Position
        (FSP) addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP FAS 123(R)-1, "Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R)."

        On February 3, 2006, the FASB issued FASB Staff Position FSP FAS 123R-6, "Technical Corrections of FASB Statement No. 123(R)," This FASB Staff Position (FSP) addresses certain technical corrections of FASB Statement No. 123 (revised 2004), Share-Based Payment .

        The Company's adoption of SFAS 123(R) and the implementation of these new standards did not have a material impact on the Company's financial position, results of operations and cash flows.