Form 10QSB
period 2007-03-31
REGENCY AFFILIATES INC
filed 2007-08-17
CIK 99249

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

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

As of August 14, 2007 there were 3,463,544 shares of the $.01 Par Value Common Stock outstanding.

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

             Notes to Condensed Consolidated Financial Statements..........6-7

     Item 2. Management's Discussion and Analysis or Plan of Operation.....8-11

     Item 3. Controls and Procedures.......................................11

Part II - Other Information

     Item 1. Legal Proceedings.............................................12

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...12-13

     Item 3. Defaults Upon Senior Securities...............................13

     Item 4. Submission of Matters to a Vote of Security Holders...........13

     Item 5. Other Information.............................................13

     Item 6. Exhibits......................................................13-15

Signatures.................................................................16

                    Regency Affiliates, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                 March 31, 2007
                                   (Unaudited)

                                     Assets
Current Assets
  Cash and cash equivalents                                                     $    269,439
  Marketable securities                                                            9,481,340
  Interest receivable, net of allowance of $644,109                                       --
  Other current assets                                                               134,711
                                                                                ------------

     Total Current Assets                                                          9,885,490

Property, plant and equipment, net
                                                                                      12,930

Investment in partnerships/LLC                                                     7,886,717

Other                                                                                  1,300
                                                                                ------------

           Total Assets                                                         $ 17,786,437
                                                                                ============

                      Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable and accrued expenses                                         $    260,710
  Income taxes payable                                                                15,138
                                                                                ------------
     Total Liabilities                                                               275,848

Stockholders' equity
  Serial preferred stock Series C and D, 234,544 shares outstanding, not subject to mandatory redemption (Maximum liquidation
       preference $21,141,940)
                                                                                     486,076

  Common stock, par value $.01; authorized 8,000,000 shares;
    issued 3,524,251 shares; outstanding 3,457,983 shares                             35,243

  Additional paid-in capital                                                       6,919,989
  Readjustment resulting from quasi-reorganization at December 31, 1987           (1,670,596)
  Retained earnings                                                               12,148,727
  Note receivable - sale of stock                                                         --
  Treasury stock, 66,268 shares at cost                                             (408,850)
                                                                                ------------

     Total Stockholders' Equity                                                   17,510,589
                                                                                ------------

        Total Liabilities and Stockholders' Equity                              $ 17,786,437
                                                                                ============

The attached notes are an integral part of these financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                                    Three Months Ended March 31,
                                                                                ---------------------------------
                                                                                     2007                 2006
                                                                                ------------         ------------
Net Sales                                                                       $         --         $         --

Costs and expenses
     Costs of goods sold                                                                  --                   --
     Selling, general and administrative expenses                                    207,664              293,437
                                                                                ------------         ------------
                                                                                     207,664              293,437
                                                                                ------------         ------------

Loss from operations                                                                (207,664)            (293,437)

Income (loss) from equity investment in partnerships                                (185,658)             691,762
Interest and dividend income                                                         119,057              215,203
Other income                                                                           1,848                8,108
                                                                                ------------         ------------

Net income (loss)                                                                   (272,417)             621,636
                                                                                ============         ============
Net income (loss) per common share:
   Basic                                                                        $       (.08)        $        .20
                                                                                ============         ============
   Diluted *                                                                    $       (.08)        $        .18
                                                                                ============         ============

Weighted average number of common shares outstanding:
   Basic                                                                           3,308,335            3,122,234
                                                                                ------------         ------------
   Diluted *                                                                       3,308,335            3,378,234
                                                                                ------------         ------------

* For the quarter ended March 31, 2007, common stock equivalents have not been included in the computation of diluted earnings per share as their effects would be anti-dilutive.

The attached notes are an integral part of these financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                   Three Months Ended March 31,
                                                                                ---------------------------------
                                                                                    2007                 2006
                                                                                ------------         ------------
Cash Flows from operating activities

   Net income (loss)                                                            $   (272,417)        $    621,636
   Adjustments to reconcile net income (loss) to
     net cash used in operating activities
       Depreciation and amortization                                                     816                   --
       (Income) loss from equity investment in partnerships                          185,657             (691,762)
       Stock issued for services                                                          --                6,100
       Changes in operating assets and liabilities
          Accrued interest                                                                --              (45,751)
          Other current assets                                                         6,440               10,625
          Accounts payable and accrued expenses                                     (213,216)            (109,447)
          Income taxes payable                                                        15,138                   --
                                                                                ------------         ------------
            Net cash used in operating activities                                   (277,582)            (208,629)
                                                                                ------------         ------------

Cash flows from investing activities
     Purchases of property and equipment                                              (9,742)                  --
     Proceeds from sales of marketable securities                                 12,000,000           24,000,000
     Purchases of marketable securities                                          (11,996,040)         (26,994,180)
     Disbursements from partnerships                                                      --              250,000
                                                                                ------------         ------------
              Net cash used in investing activities                                   (5,782)          (2,744,180)
                                                                                ------------         ------------
Cash flows from financing activities
    Purchase of treasury stock                                                       (60,450)                  --
                                                                                ------------         ------------
                Net cash used in financing activities                                (60,450)                  --
                                                                                ------------         ------------

Decrease in cash and cash equivalents                                           $   (343,814)        $ (2,952,809)

Cash and cash equivalents - beginning                                                613,253            5,646,788
                                                                                ------------         ------------

Cash and cash equivalents - ending                                              $    269,439         $  2,693,979

                                                                                   Three Months Ended March 31,
                                                                                    2007                 2006
                                                                                ------------         ------------
Supplemental disclosures of cash flow information:
     Cash paid during the period for
Interest                                                                        $         --         $         --
                                                                                ------------         ------------

Income taxes                                                                    $     47,862         $         --
                                                                                ------------         ------------

The attached notes are an integral part of these financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

Note 1. Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to
      Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

Note 2. Related Party Transactions

      In December 2005, the Company's wholly owned subsidiary, Rustic Crafts, entered into a stipulation of settlement with RCI Wood Products ("RCI") regarding outstanding indebtedness with that company. Under the terms of this settlement, RCI will pay to Rustic Crafts the sum of $125,000 with interest at six and one-half percent per annum, payable in thirty-five
      (35) monthly installments of $1,088 each, commencing in January 2006. During the quarters ended March 31, 2007 and 2006, $0 and $3,264, respectively, was received under this obligation. RCI defaulted on the note in April 2006. The Company has initiated an action for collection against RCI and personal guarantor of the note.

      During the quarter ended March 31, 2006, two directors of the Company each received 500 shares of common stock for services. The fair market value of the stock issued was $6,100 and this expense is included in selling, general and administrative expenses in the statement of operations.

      During the quarter ended March 31, 2007, the Company repurchased 9,300 shares of its outstanding common stock at a cost of $60,450. The shares were then subsequently retired from the treasury.

      During the quarter ended March 31, 2007, in accordance with EITF 00-27, "Accounting for Derivative Financial Instruments," the Company recorded its redemption of 370,747 shares of Cumulative Preferred Stock, Series B ("Series B Stock") for 430,473 shares of the Company's common stock. In 1991, as part of a corporate restructuring, the Company issued the 370,747 shares of $10 stated value preferred stock designated as Series B to senior lenders in exchange for $3,707,470 in outstanding obligations due to them. The Series B Stock held contingent provisions and rights, and the Company's common stock to be issued in connection with the redemption was to be based upon the fair market value of the Company's common stock at the date of redemption. Therefore, such transaction has potential beneficial conversion features and attributes for the preferred stockholders.

                    Regency Affiliates, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

Note 2. Related Party Transactions, continued

      On February 16, 2007, the Company exercised its right to redeem all of the issued and outstanding Series B Stock (370,747 shares), payable on March 15, 2007. The aggregate redemption price of 430,473 shares of the Company's common stock, at $6.65 per share, amounted to $2,862,645. As this amount is less than the original debt obligations exchanged with the preferred stockholders, which represented their investment in 1991 of $3,707,470, no deemed dividend nor beneficial conversion feature has been recognized by the Company in the current period. This transaction resulted in the retirement by the Company of all issued and outstanding Series B Stock.

Note 3. Recently Issued Accounting Pronouncements

      In February, 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" including an amendment of FAS 115, or FAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is assessing FAS No. 159 and has not yet determined the impact that the adoption of FAS No. 159 will have on its results of operations or financial position, if any.

      In September 2006, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 157 "Fair Value Measurements." This statement defines fair value, establishes a fair value hierarchy to be used in generally accepted accounting principles and expands disclosures about fair value measurements. Although this statement does not require any new fair value measurements, the application could change current practice. The statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this statement to its financial position and results of operations.

      In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for the Company's year end 2007, although early adoption is permitted.

Note 4. Subsequent Events

      Subsequent to March 31, 2007, the Company purchased 5,439 shares of common stock from a consultant of the Company, at $5.10 per share. The Company also issued common shares to a director and consultant of the Company who exercised 5,000 and 6,000 common stock options, respectively, in April 2007.

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

            - If we consummate the Reverse Stock Split (as defined below) and Forward Stock Split (as defined below) and become a privately held company, stockholders will own shares in a private company and may not have the ability to sell their shares in the public market. Furthermore, we would not file current, quarterly or annual reports or be subject to the proxy requirements of the federal securities laws. Stockholders may therefore find it more difficult to obtain information about us and our financial performance;

            - Royalty Holdings, LLC ("Royalty"), an affiliate of our management, beneficially owns approximately 53% of our common stock. As a result, Royalty has the ability to control the outcome of all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets;

            - We do not expect to pay dividends in the foreseeable future; and

            - There are many public and private companies that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. We will be in direct competition with these other companies in its search for business opportunities. Many of these entities have significantly greater financial and personnel resources than us.

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

Liquidity and Capital Resources.

On March 31, 2007, the Company had current assets of $9,885,490 and stockholders' equity of $17,510,589. On March 31, 2007, the Company had $9,750,779 in cash and marketable securities, total assets of $17,786,437 and total current liabilities of $275,848.

During the preparation of the Company's 2004 and 2005 Federal corporation income tax return, a dispute arose between the Company and Security Land regarding the proper amount of taxable income to be allocated to the Company and reported to the Internal Revenue Service (the "IRS") on Federal Form K-1. This dispute could not be resolved and as such the Company reported a different amount of income on its corporation income tax return than was reported to the IRS by Security. The discrepancy may cause the Company's tax returns to be audited by the IRS. The Company believes that the outcome of any IRS examination will not affect the financial statements of the Company in this year as net operating losses are available to offset any additional income not reported.

On September 30, 2002, our subsidiary, Rustic Crafts International, Inc. ("Rustic Crafts") sold all of its operating assets subject to the assumption of certain of its liabilities. Prior to the sale, Rustic Crafts had established a $1,000,000 line of credit with PNC Bank which was guaranteed by the Company and expired on May 18, 2002. In conjunction with the Rustic Crafts asset sale, Rustic Crafts' indebtedness under the line of credit together with its $960,000 mortgage loan from PNC Bank and certain other indebtedness to PNC Bank was restructured to replace such indebtedness with five notes totaling $2,432,782 and have a ten year amortization schedule. The notes bear interest at the blended rate of 10.8% per annum. As part of the PNC Bank debt restructuring, Rustic Crafts was required to pay down the outstanding loan balance with $200,000 of the purchase price in the Rustic Crafts asset sale, and was required to make a $540,000 payment in December 2002. A $40,000 payment was made to PNC Bank in December 2002, but Rustic Crafts and the Company failed to make the balance of the December 2002 payment. Accordingly, the PNC Bank debt was subsequently modified to provide for the payment of the remaining $500,000 payment on or before June 30, 2003. On June 30, 2003, the Company paid all outstanding principal and interest due to PNC Bank, in satisfaction of the above described obligations. In December 2005, the Rustic Crafts agreed to accept a $125,000 note from RCI Wood Products, Inc. ("RCI") as a restructuring of the above named obligation. The note, that bears interest at 6.5%, calls for payments of $1,088 per month until December 2008 at which time the balance will be due and payable. During the quarter ended March 31, 2007 Rustic Crafts did not receive any payments under this obligation. No gain or income was recognized as a result of this settlement due to the uncertainty that the amount will actually be realized. Such recovery will be recognized upon receipt. During 2006 Rustic Crafts received $3,264 of such settlement which is included in other income. In April 2006, RCI defaulted on the note. The Company has initiated an action for collection against RCI and a personal guarantor on the note.

In connection with the redemption of our common stock owned by Statesman Group, Inc. ("Statesman"), we acquired from Statesman a three-year option to purchase the 20% stock interest in National Resource Development Corporation held by Statesman. To exercise the option, we were required to deliver to Statesman for cancellation a $2,440,000 note issued to the Company by Statesman in October 2001. As consideration for the option, we (i) paid Statesman $250,000, (ii) amended the note and related pledge agreement to limit our recourse under the note and (iii) transferred to Statesman certain office furniture and equipment that we owned. This option expired in October 2005. As part of the redemption, we also entered into an agreement with Statesman providing for (i) an amendment to the Certificate of Designations of the Series C Preferred Stock for the Company and (ii) certain limitations on the ability of Statesman to issue or transfer shares or other beneficial interests in Statesman or to sell, transfer, purchase or acquire any capital stock of the Company, in each case without first receiving our written confirmation that such issuance or transfer would not adversely affect our ability to utilize our tax loss carryforwards. We paid Statesman an aggregate amount of $2,730,000 in consideration of the foregoing agreements. As of December 31, 2006, through the date of this Form 10-QSB, the Company has not collected the $2,440,000 note and accrued interest of approximately $644,000 due from Statesman. The Company has sent demand and default notices to Statesman but has not received a response to date. Per the terms of the Agreement, upon event of default, overdue principal and overdue interest will bear interest, payable upon demand, at a rate of twelve percent (12%) per annum, and the pledged securities may be transferred into the Company's name, or sold for proceeds to satisfy the obligation and collection costs incurred. The Company has currently reserved the receivable balance in full while it continues its collection efforts. The reserve adjustment included a charge to impairment of loans as other expense in the 2006 statement of operations, and an allowance against the note within equity as of December 31, 2006.

Filing of Going Private Proxy Statement

On December 14, 2005, the Company filed with the Securities and Exchange Commission (the "SEC") a preliminary Schedule 13E-3 Transaction Statement with respect to a going private transaction and a preliminary Schedule 14A Proxy Statement soliciting stockholders to vote on amending the Company's certificate of incorporation to provide for a 1-for-100 reverse stock split (the "Reverse Stock Split") followed immediately by a 50-for-1 forward stock split of the Company's common stock (the "Forward Stock Split"), which would result in the reduction of the number of common stockholders of record of the Company to fewer than 300. This will permit the Company to discontinue the obligations of filing annual and periodic reports and make other filings with the SEC. Once the
Schedule 13E-3 Transaction Statement and Schedule 14A Proxy Statement are approved in a definitive form by the SEC, the Company will mail copies to stockholders. The Company currently intends to effect the Reverse Stock Split and Forward Stock Split as soon as possible thereafter.

                    Regency Affiliates, Inc. and Subsidiaries

Results of Operations.

2007 Compared to 2006

      For the three months ended March 31, 2007 and March 31, 2006:

            No revenue was generated by the Company in these periods.

            Selling, general and administrative expenses decreased by $85,773 or 29.2% to $207,664 in 2007 compared to $ 293,437 in 2006 due to a decrease in professional fees.

            Income from equity investment in partnerships decreased by $877,420, 126.8% less than 2006, primarily due to a reduction in the earnings of MESC Capital, LLC that resulted from a scheduled major overhaul of equipment and delayed repairs resulting from Hurricane Katrina.

            Net income decreased by $894,053 in 2007 over 2006 or 143.8% primarily due to the reduction in income from equity investment in partnerships.

            The Company's Stockholders' Equity at March 31, 2007 was $17,510,589 as compared to $17,880,945 on March 31, 2006, a decrease of $370,356 or 2.1%.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 20, 2007, the Company exercised its right to redeem its outstanding shares of Series B preferred stock for a redemption price payable in shares of the Company's common stock. On March 15, 2007, the Company redeemed all outstanding shares of its Series B preferred stock for an aggregate redemption price of 430,473 shares of the Company's common stock. Exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), for the issuance of such shares of common stock is claimed under 4(2) of the Securities Act.

                    Regency Affiliates, Inc. and Subsidiaries

Small Business Issuer Purchases of Equity Securities

-----------------------------------------------------------------------------------------------------------------------------
Period                      (a) Total Number of      (b) Average Price Paid   (c) Total Number of      (d) Maximum Number (or
                            Shares (or Units)        per Share (or Unit)      Shares (or Units)        Approximate Dollar
                            Purchased                                         Purchased as Part of     Value) of Shares (or
                                                                              Publicly Announced       Units) that May Yet Be
                                                                              Plans or Programs        Purchased Under the
                                                                                                       Plans or Programs
-----------------------------------------------------------------------------------------------------------------------------
January 1, 2007 -                      --                       --                  --                        --
January 31, 2007
-----------------------------------------------------------------------------------------------------------------------------
February 1, 2007   -                   --                       --                  --                        --
February 28, 2007 (1)
-----------------------------------------------------------------------------------------------------------------------------
March 1, 2007 -                     9,300                    $6.50                  --                        --
March 31, 2007
-----------------------------------------------------------------------------------------------------------------------------
Total                               9,300                    $6.50                  --                        --
-----------------------------------------------------------------------------------------------------------------------------

On March 28, 2007, the Company purchased 9,300 shares of the Company's common stock for an aggregate price of $60,450 in a privately negotiated transaction.

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

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                REGENCY AFFILIATES, INC.
                                         (Registrant)


Date: August 17, 2007                    /s/ Laurence S. Levy
---------------------                    ---------------------------------------
                                         (President and Chief Executive Officer)


Date: August 17, 2007                    /s/ Neil N. Hasson
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