Form 10QSB
period 2007-06-30
REGENCY AFFILIATES INC
filed 2007-10-05
CIK 99249

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _______

                          COMMISSION FILE NUMBER 1-7949

                            REGENCY AFFILIATES, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                    72-0888772
               --------                                    ----------
    (State or Other Jurisdiction of            (IRS Employer Identification No.)
    Incorporation or Organization)

            610 N.E. Jensen Beach Blvd., Jensen Beach, Florida 34957
            --------------------------------------------------------
                    (Address of Principal Executive Offices)

Issuer's Telephone Number, Including Area Code (772) 334-8181

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

As of September 24, 2007, there were 3,465,544 shares of the $.01 Par Value Common Stock outstanding.

Transitional Small Business Disclosure Form (check one): Yes |_|  No |X|

                    Regency Affiliates, Inc. and Subsidiaries
                        Index to the Financial Statements

                                                                            Page

Part I - Financial Information (Unaudited)

     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets (Unaudited)................ 3

             Condensed Consolidated Statements of Operations (Unaudited)...... 4

             Condensed Consolidated Statements of Cash Flows (Unaudited)...... 5

             Notes to Condensed Consolidated Financial Statements............. 6

     Item 2. Management's Discussion and Analysis or Plan of Operation ....... 9

     Item 3. Controls and Procedures..........................................12

Part II - Other Information

     Item 1. Legal Proceedings................................................13

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......13

     Item 3. Defaults Upon Senior Securities..................................14

     Item 4. Submission of Matters to a Vote of Security Holders..............14

     Item 5. Other Information................................................14

     Item 6. Exhibits.........................................................14

Signatures....................................................................16

                    Regency Affiliates, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                            June 30, 2007 (Unaudited)

                                              Assets
Current Assets
  Cash and cash equivalents                                                                       $  4,564,392
  Marketable securities                                                                              4,996,640
  Other current assets                                                                                 151,534
                                                                                                  ------------
     Total Current Assets                                                                            9,712,566

Property and equipment, net                                                                             12,114

Investment in partnerships                                                                           8,794,359

Other Assets
  Other                                                                                                  1,300
                                                                                                  ------------
     Total Other Assets                                                                                  1,300
                                                                                                  ------------

           Total Assets                                                                           $ 18,520,339
                                                                                                  ============

                                 Liabilities and Shareholders' Equity

Current Liabilities
  Accounts payable and accrued expenses                                                           $    256,339
  Income taxes payable                                                                                  18,138
                                                                                                  ------------
     Total Liabilities                                                                                 274,477

Shareholders' Equity
  Serial preferred  stock,  Series C and D, 234,544 shares  outstanding, not subject to
      mandatory redemption. Maximum liquidation preference $21,141,940                                 486,076
  Common stock, par value $.01; authorized 8,000,000 shares;
      issued 3,529,812 shares; outstanding 3,463,544 shares                                             35,299
  Additional paid-in capital                                                                         6,911,269
  Readjustment resulting from quasi-reorganization at December 31, 1987                             (1,670,596)
  Retained earnings                                                                                 12,892,664
  Note receivable - sale of stock                                                                           --
  Treasury stock, 66,268 shares, at cost                                                              (408,850)
                                                                                                  ------------
           Total Shareholders' Equity                                                               18,245,862
                                                                                                  ------------

           Total Liabilities and Shareholders' Equity                                             $ 18,520,339
                                                                                                  ============

The attached notes are an integral part of these financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                               Three Months Ended June 30,              Six Months Ended June 30,
                                                            -------------------------------         -------------------------------
                                                                2007                2006                2007                2006
                                                            -----------         -----------         -----------         -----------
Net Sales                                                   $        --         $        --         $        --         $        --

Costs and expenses
    Selling, general and administrative expenses                284,832             887,618             492,496           1,181,055
                                                            -----------         -----------         -----------         -----------

Loss from operations                                           (284,832)           (887,618)           (492,496)         (1,181,055)

Income from equity investment in partnerships                   907,642             368,272             721,984           1,060,034
Interest and dividend income                                    122,402              61,786             241,459             276,989
Other income, net                                                (1,275)             76,275                 573              84,383
                                                            -----------         -----------         -----------         -----------

Income (loss) from operations before income tax                 743,937            (381,285)            471,520             240,351

Provision for income taxes                                           --                  --                  --                  --
                                                            -----------         -----------         -----------         -----------

Net Income (loss)                                               743,937            (381,285)            471,520             240,351
                                                            ===========         ===========         ===========         ===========
Net income (loss) per common share:
    Basic                                                   $      0.21         $     (0.12)        $      0.14         $      0.08
                                                            ===========         ===========         ===========         ===========
    Diluted *                                               $      0.17         $     (0.12)        $      0.11         $      0.07
                                                            ===========         ===========         ===========         ===========

Weighted average common shares outstanding
    Basic                                                     3,529,647           3,110,229           3,419,573           3,116,696
                                                            ===========         ===========         ===========         ===========

    Diluted *                                                 4,437,375           3,110,229           4,327,301           3,372,696
                                                            ===========         ===========         ===========         ===========

* For the quarter ended June 30, 2006, common stock equivalents have not been included in the computation of diluted earnings per shares as their effects would be anti-dilutive.

The attached notes are an integral part of these financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                             Six Months Ended June 30,
                                                                         ---------------------------------
                                                                             2007                 2006
                                                                         ------------         ------------
Cash Flows from operating activities:
   Net income                                                            $    471,520         $    240,351
   Adjustments to reconcile net income to net
     cash used in operating activities
       Depreciation and amortization                                            1,632                   --
       Stock-based compensation                                                    --              256,100
       Income from equity investment in partnerships                         (721,985)          (1,060,034)
   Changes in operating assets and liabilities
        Accrued interest receivable                                                --              (94,550)
        Other current assets                                                  (10,383)              10,625
        Account payable and accrued expenses                                 (217,587)          (1,168,786)
        Income taxes payable                                                   18,138              113,000
                                                                         ------------         ------------
          Net cash used in operating activities                              (458,665)          (1,703,294)
                                                                         ------------         ------------

Cash flows from investing activities:
   Purchases of property and equipment                                         (9,742)                  --
   Proceeds received from partnership earnings                                     --              250,000
   Proceeds from sales of marketable securities                            41,900,000           49,000,000
   Purchases of marketable securities                                     (37,411,340)         (52,489,850)
                                                                         ------------         ------------
          Net cash provided by (used in) investing activities               4,478,918           (3,239,850)
                                                                         ------------         ------------

Cash flows from financing activities:
   Proceeds from the exercise of stock options                                 19,075                9,600
   Purchases of treasury stock                                                (88,189)            (189,371)
                                                                         ------------         ------------
          Net cash provided by financing activities                           (69,114)            (179,771)
                                                                         ------------         ------------

Increase (decrease) in cash and cash equivalents                            3,951,139           (5,122,915)

Cash and cash equivalents - beginning                                         613,253            5,646,787
                                                                         ------------         ------------

Cash and cash equivalents - ending                                       $  4,564,392         $    523,872
                                                                         ============         ============

Supplemental disclosure of cash flow information:

         Cash paid during the period for:

         Interest                                                        $     47,862         $         --
         Income taxes                                                    $         --         $         --

The attached notes are an integral part of these financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1. Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to
      Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

      Principles of Consolidation - The consolidated financial statements include the accounts of Regency Affiliates, Inc. (the "Company"), its wholly owned subsidiaries, Regency Power, Inc. and Rustic Crafts International, Inc. ("Rustic Crafts"), its 75% owned subsidiary, Iron Mountain Resources, Inc., and its 80% owned subsidiary, National Resource Development Corporation ("NRDC"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

      During the quarter ended June 30, 2006, two former officers of the Company exercised stock options to purchase 3,000 shares of common stock. 2,000 shares were purchased at an exercise price of $4.00 per share, and 1,000 shares were purchased at an exercise price of $1.60 per share.

      During the quarter ended March 31, 2007, the Company repurchased 9,300 shares of its outstanding common stock at a cost of $60,450. The shares were then subsequently retired from the treasury.

      During the quarter ended March 31, 2007, in accordance with EITF 00-27, "Accounting for Derivative Financial Instruments," the Company recorded its redemption of 370,747 shares of Cumulative Preferred Stock, Series B ("Series B Stock") for 430,473 shares of the Company's common stock. In 1991, as part of a corporate restructuring, the Company issued the 370,747 shares of $10 stated value preferred stock designated as Series B to senior lenders in exchange for $3,707,470 in outstanding obligations due to them. The Series B Stock held contingent provisions and rights, and the Company's common stock to be issued in connection with the redemption was to be based upon the fair market value of the Company's common stock at the date of redemption resulting in potential beneficial conversion features and attributes for the preferred stockholders.

                    Regency Affiliates, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

Note 2. Related Party Transactions, continued

      On February 16, 2007, the Company exercised its right to redeem all of the issued and outstanding Series B Stock (370,747 shares), payable on March 15, 2007. The aggregate redemption price of 430,473 shares of the Company's common stock, at $6.65 per share, was $2,862,645. As this amount is less than the original debt obligations exchanged with the preferred stockholders, which represented their investment in 1991 of $3,707,470, no deemed dividend nor beneficial conversion feature has been recognized by the Company in the current period. This transaction resulted in the retirement by the Company of all issued and outstanding Series B Stock.

      During the quarter ended June 30, 2007 a director of the Company exercised 2,500 stock options at an exercise price of $2.40 per share and 2,500 stock options at an exercise price of $1.53 per share.

      During the quarter ended June 30, 2007, the Company purchased 5,439 shares of its common stock from a consultant of the Company at a cost of $5.10 per share, or $27,739 and subsequently retired such shares of common stock from treasury. The Company also issued 6,000 shares of common stock to a consultant of the Company upon the exercise of 1,000 stock options at an exercise price of $1.60 per share and 5,000 stock options at an exercise price of $1.53 per share.

Note 3. Stock Based Compensation

      During the quarter ended June 30, 2006, the Company repurchased the shares of common stock of a former director as part of a legal settlement. The stock was purchased at a price of $6.50 per share at a total cost of $189,371.

      During the quarter ended June 30, 2006, an officer of the Company received 50,000 stock options to purchase shares of the Company's common stock at an exercise price of $6.27. The fair value of the stock options was estimated using the Black-Scholes option pricing model which requires highly subjective assumptions including the expected stock price volatility. The fair value of the stock options granted was estimated using the following assumptions: no expected dividends, risk free interest rate of 4.87% expected average life of approximately 10 years and an expected stock price volatility of 70%. The fair value of the stock options granted was $5.00 for total stock based compensation expense of $250,000 for the quarter ended June 30, 2006.

Note 4. Recently Issued Accounting Pronouncements

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

      In September 2006, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 157 "Fair Value Measurements." This statement defines fair value, establishes a fair value hierarchy to be used in generally accepted accounting principles and expands disclosures about fair value measurements. Although this statement does not require any new fair value measurements, the application could change current

                    Regency Affiliates, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

Note 4. Recently Issued Accounting Pronouncements, continued

      practice. The statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this statement to its financial position and results of operations.

      During the preparation of the Company's 2004, 2005, and 2006 Federal corporation income tax return, a dispute arose between the Company and Security Land and Development Company Limited Partnership ("Security") regarding the proper amount of taxable income to be allocated to the Company and reported to the Internal Revenue Service (the "IRS") on Federal Form K-1. This dispute could not be resolved and as such the Company reported a different amount of income on its corporation income tax return than was reported to the IRS by Security. The discrepancy may cause the Company's tax returns to be audited by the IRS. The Company believes that the outcome of any IRS examination will not affect the financial statements of the Company in this year as net operating losses are available to offset any additional income not reported.

      In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for the Company's fiscal year ending December 31, 2007, although early adoption is permitted.

Note 5. Subsequent Events

      Subsequent to June 30, 2007, the Company issued options to an officer of the Company to purchase 50,000 shares of its common stock, pursuant to the Issuer's 2003 Stock Incentive Plan, as amended. The stock options expire on August 14, 2017 and have an exercise price of $5.10 per share.

      Subsequent to June 30, 2007, two former directors each exercised stock options to purchase 1,000 shares of the Company's common stock at an exercise price of $1.60 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward-Looking Statements and Associated Risk

Certain statements contained in this Quarterly Report on Form 10-QSB, including, but not limited to those regarding the Company's financial position, business strategy, acquisition strategy and other plans and objectives for future operations and any other statements that are not historical facts constitute "forward-looking statements" within the meaning of federal securities laws and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements expressed or implied by such forward-looking statements to differ materially from any future results, performance or achievements expressed or implied by

                    Regency Affiliates, Inc. and Subsidiaries such forward-looking statements. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effect on its business or operations. These forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. Such factors include:

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

Liquidity and Capital Resources.

On June 30, 2007, the Company had current assets of $9,712,566 and stockholders' equity of $18,245,862. On June 30, 2007, the Company had $9,561,032 in cash and marketable securities, total assets of $18,520,339 and total current liabilities of $274,477.

During the preparation of the Company's 2004, 2005, and 2006 Federal corporation income tax return, a dispute arose between the Company and Security regarding the proper amount of taxable income to be allocated to the Company and reported to the Internal Revenue Service (the "IRS") on Federal Form K-1. This dispute could not be resolved and as such the Company reported a different amount of income on its corporation income tax return than was reported to the IRS by Security. The discrepancy may cause the Company's tax returns to be audited by the IRS. The Company believes that the outcome of any IRS examination will not affect the financial statements of the Company in this year as net operating losses are available to offset any additional income not reported.

On September 30, 2002, our subsidiary, Rustic Crafts International, Inc. ("Rustic Crafts") sold all of its operating assets subject to the assumption of certain of its liabilities. Prior to the sale, Rustic Crafts had established a $1,000,000 line of credit with PNC Bank which was guaranteed by the Company and expired on May 18, 2002. In conjunction with the Rustic Crafts asset sale, Rustic Crafts' indebtedness under the line of credit together with its $960,000 mortgage loan from PNC Bank and certain other indebtedness to PNC Bank was restructured to replace such indebtedness with five notes totaling $2,432,782 and have a ten year amortization schedule. The notes bear interest at the blended rate of 10.8% per annum. As part of the PNC Bank debt restructuring, Rustic Crafts was required to pay down the outstanding loan balance with $200,000 of the purchase price in the Rustic Crafts asset sale, and was required to make a $540,000 payment in December 2002. A $40,000 payment was made to PNC Bank in December 2002, but Rustic Crafts and the Company failed to make the balance of the December 2002 payment. Accordingly, the PNC Bank debt was subsequently modified to provide for the payment of the remaining $500,000 payment on or before June 30, 2003. On June 30, 2003, the Company paid all outstanding principal and interest due to PNC Bank, in satisfaction of the above described obligations. In December 2005, Rustic Crafts agreed to accept a $125,000 note from RCI Wood Products, Inc ("RCI") as a restructuring of the above named obligation. The note bears an interest rate of 6.5% and calls for payments of $1,088 per month until December 2008 at which time the balance will be due and payable. During the quarter ended June 30, 2007 Rustic Crafts did not receive any payments under this obligation. No gain or income was recognized as a result of this settlement due to the uncertainty that the amount will actually be realized. Such recovery will be recognized upon receipt. During 2006 Rustic Crafts received $3,264 of such settlement which is included in other income. In April 2006 RCI defaulted on the note. The Company has initiated an action for collection against RCI and a personal guarantor on the note. In connection with the redemption of our common stock owned by Statesman Inc. ("Statesman"), we acquired from Statesman a three-year option to purchase the 20% stock interest in NRDC held by Statesman. To exercise the option, we were required to deliver to Statesman for cancellation a $2,440,000 note issued to

                    Regency Affiliates, Inc. and Subsidiaries the Company by Statesman in October 2001. As consideration for the option, we
(i) paid Statesman $250,000, (ii) amended the note and related pledge agreement to limit our recourse under the note and (iii) transferred to Statesman certain office furniture and equipment that we owned. This option expired in October 2005. As part of the redemption, we also entered into an agreement with Statesman providing for (i) an amendment to the Certificate of Designations of the Series C Preferred Stock for the Company and (ii) certain limitations on the ability of Statesman to issue or transfer shares or other beneficial interests in Statesman or to sell, transfer, purchase or acquire any capital stock of the Company, in each case without first receiving our written confirmation that such issuance or transfer would not adversely affect our ability to utilize our tax loss carryforwards. We paid Statesman an aggregate amount of $2,730,000 in consideration of the foregoing agreements. As of December 31, 2006, through the date of this Form 10-QSB, the Company has not collected the $2,440,000 note and accrued interest of approximately $644,000 due from Statesman. The Company has sent demand and default notices to Statesman but has not received a response to date. Per the terms of the Agreement, upon event of default, overdue principal and overdue interest will bear interest, payable upon demand, at a rate of twelve percent (12%) per annum, and the pledged securities may be transferred into the Company's name, or sold for proceeds to satisfy the obligation and collection costs incurred. The Company has currently reserved the receivable balance in full while it continues its collection efforts. The reserve adjustment included a charge to impairment of loans as other expense in the 2006 statement of operations, and an allowance against the note within equity as of December 31, 2006.

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

Results of Operations.

2007 Compared to 2006

      For the three months ended June 30, 2007 and June 30, 2006:

            No revenue was generated by the Company during these periods.

            Selling and administrative expenses decreased by $602,786 or 67.9% in 2007 compared to 2006 primarily due to a decrease in stock based compensation and professional fees relating to pending and resolved litigations .

            Income from equity investment in partnerships increased by $539,370 in 2007, 146.5% higher than in 2006.

                    Regency Affiliates, Inc. and Subsidiaries

            Net income increased by $ 1,125,222 in 2007 over 2006 or 295.1%. The increase was primarily due to an increase in income from equity investments in partnerships and a reduction in selling, general and administrative expenses.

      For the six months ended June 30, 2007 and June 30, 2006:

            No revenue was generated by the Company in this period.

            Selling and administrative expenses decreased by $688,559 or 58.3% in 2007 compared to 2006 primarily due to professional fees relating to pending and resolved litigations.

            Income from equity investment in partnerships decreased by $338,050, 31.9% lower than 2006, primarily due to a reduction in the earnings of MESC Capital, LLC resulting from a scheduled major overhaul of equipment and delayed repairs resulting from Hurricane Katrina.

            Net income increased by $231,169 in 2007 over 2006 or 96.2%.

The Company's Shareholders' Equity at June 30, 2007 was $18,245,862 as compared to $17,569,890 on June 30, 2006, an increase of $675,972 or 3.8%.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2007, a director of the Company exercised stock options to purchase 2,500 shares of the Company's common stock at an exercise price of $2.40 per share and 2,500 shares of the Company's common stock at an exercise price of $1.53 per share. Exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), for the issuance of such shares is claimed under Section 4(2) of the Securities Act.

Small Business Issuer Purchases of Equity Securities

--------------------------------------------------------------------------------------------------------------------------
Period                 (a) Total Number of      (b) Average Price Paid     (c) Total Number of      (d) Maximum Number (or
                       Shares (or Units)        per Share (or Unit)        Shares (or Units)        Approximate Dollar
                       Purchased                                           Purchased as Part of     Value) of Shares (or
                                                                           Publicly Announced       Units) that May Yet Be
                                                                           Plans or Programs        Purchased Under the
                                                                                                    Plans or Programs
--------------------------------------------------------------------------------------------------------------------------
April 1, 2007 -              5,439                     $5.10                       --                        --
April 30, 2007 (1)
--------------------------------------------------------------------------------------------------------------------------
May 1, 2007 -                   --                        --                       --                        --
May 31, 2007
--------------------------------------------------------------------------------------------------------------------------
June 1, 2007 -                  --                        --                       --                        --
June 30, 2007
--------------------------------------------------------------------------------------------------------------------------
Total                           --                        --                       --                        --
--------------------------------------------------------------------------------------------------------------------------

(1) On April 6, 2007, the Company purchased 5,439 shares of the Company's common stock for an aggregate price of $27,738.90 in a privately negotiated transaction.

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

                    Regency Affiliates, Inc. and Subsidiaries

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

      10.1 Stock Option Agreement, dated as of August 14, 2007 between the Company and Laurence S. Levy.*+

      31.1              Chief Executive Officer's Certificate, pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.*

      31.2              Chief Financial Officer's Certificate, pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.*

      32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

      32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*     Filed herewith
+     Management contract or compensatory plan or arrangement.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         REGENCY AFFILIATES, INC.
                                         (Registrant)


Date: October 4, 2007                    /s/ Laurence S. Levy
      ---------------                    ---------------------------------------
                                         (President and Chief Executive Officer)


Date: October 4, 2007                    /s/ Neil N. Hasson
      ---------------                    ---------------------------------------
                                         (Chief Financial Officer)

                                  EXHIBIT INDEX

      Exhibit Number    Description of Exhibit
      --------------    ----------------------
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

      10.1 Stock Option Agreement, dated as of August 14, 2007 between the Company and Laurence S. Levy.*+

      31.1              Chief Executive Officer's Certificate, pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.*

      31.2              Chief Financial Officer's Certificate, pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.*

      32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

      32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*     Filed herewith
+     Management contract or compensatory plan or arrangement.