Form 10QSB
period 2007-09-30
REGENCY AFFILIATES INC
filed 2007-12-17
CIK 99249

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

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

As of December 13, 2007, there were 3,465,544 shares of the $.01 Par Value Common Stock outstanding.

Transitional Small Business Disclosure Form (check one): Yes |_| No |X|

                    Regency Affiliates, Inc. and Subsidiaries
                        Index to the Financial Statements

                                                                            Page

Part I - Financial Information (Unaudited)

     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets (Unaudited) ..............  3

             Condensed Consolidated Statements of Operations (Unaudited) ....  4

             Condensed Consolidated Statements of Cash Flows (Unaudited) ....  5

             Notes to Condensed Consolidated Financial Statements ...........  6

     Item 2. Management's Discussion and Analysis or Plan of Operation ......  8

     Item 3. Controls and Procedures ........................................ 13

Part II - Other Information

     Item 1. Legal Proceedings .............................................. 14

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds .... 14

     Item 3. Defaults Upon Senior Securities ................................ 14

     Item 4. Submission of Matters to a Vote of Security Holders ............ 15

     Item 5. Other Information .............................................. 15

     Item 6. Exhibits ....................................................... 15

Signatures .................................................................. 17

                    Regency Affiliates, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                         September 30, 2007 (Unaudited)

                                                 Assets
Current Assets
  Cash and cash equivalents                                                                   $    295,882
  Marketable securities                                                                          9,490,365
  Other current assets                                                                             148,844
                                                                                              ------------
     Total Current Assets                                                                        9,935,091

Property and equipment, net                                                                         14,076

Investment in partnerships                                                                       9,311,621

Other Assets
  Other                                                                                              1,300
                                                                                              ------------
     Total Other Assets                                                                              1,300
                                                                                              ------------
           Total Assets                                                                       $ 19,262,088
                                                                                              ============

                                   Liabilities and Shareholders' Equity

Current Liabilities
  Accounts payable and accrued expenses                                                       $    242,285
                                                                                              ------------
     Total Liabilities                                                                             242,285

Shareholders' Equity
  Serial preferred  stock,  Series C and D, 234,544 shares  outstanding,  not subject
      to mandatory redemption. Maximum liquidation preference $21,141,940                          486,076
  Common stock, par value $.01; authorized 8,000,000 shares;
      issued 3,531,812 shares; outstanding 3,465,544 shares                                         35,319
  Additional paid-in capital                                                                     7,112,199
  Readjustment resulting from quasi-reorganization at December 31, 1987                         (1,670,596)
  Retained earnings                                                                             13,465,655
  Note receivable - sale of stock                                                                       --
  Treasury stock, 66,268 shares, at cost                                                          (408,850)
                                                                                              ------------
           Total Shareholders' Equity                                                           19,019,803
                                                                                              ------------
           Total Liabilities and Shareholders' Equity                                         $ 19,262,088
                                                                                              ============

The attached notes are an integral part of these financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                              Three Months Ended Sept. 30,            Nine Months Ended Sept. 30,
                                                            -----------------------------------------------------------------------
                                                                2007                2006                2007                2006
                                                            -----------         -----------         -----------         -----------
Net Sales                                                   $        --         $        --         $        --         $        --

Costs and expenses
    Selling, general and administrative expenses                516,482             550,066           1,008,978           1,731,121
                                                            -----------         -----------         -----------         -----------

Loss from operations                                           (516,482)           (550,066)         (1,008,978)         (1,731,121)

Income from equity investment in partnerships                 1,017,263             994,307           1,739,247           2,054,341
Interest and dividend income                                    101,211              56,288             342,670             333,277
Other income, net                                                 1,274              32,928               1,847             117,311
                                                            -----------         -----------         -----------         -----------

Income from operations before income tax                        603,266             533,457           1,074,786             773,808

Provision for income taxes                                       30,275              55,698              30,275              55,698
                                                            -----------         -----------         -----------         -----------

Net Income                                                      572,991             477,759           1,044,511             718,110
                                                            ===========         ===========         ===========         ===========
Net income per common share:
    Basic                                                   $      0.16         $      0.15         $      0.30         $      0.23
                                                            ===========         ===========         ===========         ===========
    Diluted                                                 $      0.13         $      0.12         $      0.24         $      0.18
                                                            ===========         ===========         ===========         ===========
Weighted average common shares outstanding:
    Basic                                                     3,531,540           3,096,624           3,457,031           3,109,932
                                                            ===========         ===========         ===========         ===========
    Diluted                                                   4,439,268           4,004,852           4,364,759           4,018,160
                                                            ===========         ===========         ===========         ===========

The attached notes are an integral part of these financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                          Nine Months Ended September 30
                                                                        ---------------------------------
                                                                            2007                 2006
                                                                        ------------         ------------
Cash flows from operating activities:
   Net income                                                           $  1,044,511         $    718,110
   Adjustments to reconcile net income to net
     cash used in operating activities
       Depreciation and amortization                                           2,517                   --
       Stock-based compensation                                              197,750              256,100
       Income from equity investment in partnerships                      (1,739,247)          (2,054,341)
       Unrealized gain on marketable securities                                   --             (114,044)
   Changes in operating assets and liabilities
       Accrued interest receivable                                                --             (144,876)
       Other current assets                                                   (7,693)              (8,691)
       Account payable and accrued expenses                                 (231,641)          (1,048,323)
       Income taxes payable                                                       --             (113,000)
                                                                        ------------         ------------
         Net cash used in operating activities                              (733,803)          (2,509,065)
                                                                        ------------         ------------

Cash flows from investing activities:
   Purchases of property and equipment                                       (12,589)                  --
    Proceeds received from partnership distributions                         500,000              800,000
   Proceeds from sales of marketable securities                           70,400,000           78,000,000
   Purchases of marketable securities                                    (70,405,065)         (81,378,736)
                                                                        ------------         ------------
         Net cash provided by (used in) investing activities                 482,346           (2,578,736)
                                                                        ------------         ------------

Cash flows from financing activities:
    Proceeds from the exercise of stock options                               22,275                9,600
    Purchases of treasury stock                                              (88,189)            (222,726)
                                                                        ------------         ------------
         Net cash used in financing activities                               (65,914)            (213,126)
                                                                        ------------         ------------

(Decrease) in cash and cash equivalents                                     (317,371)          (5,300,927)

Cash and cash equivalents - beginning                                        613,253            5,646,788
                                                                        ------------         ------------

Cash and cash equivalents - ending                                      $    295,882         $    345,861
                                                                        ============         ============

Supplemental disclosure of cash flow information:

         Cash paid during the period for:

         Interest                                                       $     47,862         $     63,863
         Income taxes                                                   $     32,900         $    169,158

The attached notes are an integral part of these financial statements.

                    Regency Affiliates, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1. Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to
      Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

      During the quarter ended September 30, 2007, the Company issued options to an officer of the Company to purchase 50,000 shares of its common stock, pursuant to the Issuer's 2003 Stock Incentive Plan, as amended. The stock options expire on August 14, 2017 and have an exercise price of $5.10 per share.

      During the quarter ended September 30, 2007, two former directors each exercised stock options to purchase 1,000 shares of the Company's common stock at an exercise price of $1.60 per share.

Note 3. Stock Based Compensation

      During the quarter ended June 30, 2006, the Company repurchased the shares of common stock of a former director as part of a legal settlement. The stock was purchased at a price of $6.50 per share at a total cost of $189,371.

      During the quarter ended June 30, 2006, an officer of the Company received 50,000 stock options to purchase shares of the Company's common stock at an exercise price of $6.27. The fair value of the stock options was estimated using the Black-Scholes option-pricing model that requires highly subjective assumptions including the expected stock price volatility. The fair value of the stock options granted was estimated using the following assumptions: no expected dividends, risk free interest rate of 4.87% expected average life of approximately 10 years and an expected stock price volatility of 70%. The fair value of the stock options granted was $5.00 for total stock based compensation expense of $250,000 for the quarter ended June 30, 2006.

      During the quarter ended September 30, 2007, an officer of the Company received 50,000 stock options to purchase shares of the Company's common stock at an exercise price of $5.10. The fair value of the stock options was estimated using the Black-Scholes option-pricing model that requires highly subjective assumptions including the expected stock price volatility. The fair value of the stock options granted was

                    Regency Affiliates, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

      estimated using the following assumptions: no expected dividends, risk free interest rate of 4.73% expected average life of approximately 10 years and an expected stock price volatility of 67%. The fair value of the stock options granted was $3.96 for total stock based compensation expense of $197,750 for the quarter ended September 30, 2007.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward-Looking Statements and Associated Risk

Certain statements contained in this Quarterly Report on Form 10-QSB, including, but not limited to those

                    Regency Affiliates, Inc. and Subsidiaries regarding the Company's financial position, business strategy, acquisition strategy and other plans and objectives for future operations and any other statements that are not historical facts constitute "forward-looking statements" within the meaning of federal securities laws and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements expressed or implied by such forward-looking statements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effect on its business or operations. These forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. Such factors include:

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

            - We have had significant tax loss and credit carryforwards and no assurance can be provided that the Internal Revenue Service ("IRS") would not attempt to limit or disallow altogether our use, retroactively and/or prospectively, of such carryforwards, due to ownership changes or any other reason. The disallowance of the utilization or our net operating loss would severely impact or financial position and results of operations due to the significant amounts of taxable income that has been, and may in the future be, offset by our net operating loss carryforwards;

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

            - We do not expect to pay dividends in the foreseeable future; and

            - There are many public and private companies that are also searching for operating

                    Regency Affiliates, Inc. and Subsidiaries businesses and other business opportunities as potential acquisition or merger candidates. We will be in direct competition with these other companies in its search for business opportunities. Many of these entities have significantly greater financial and personnel resources than us.

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

Liquidity and Capital Resources.

On September 30, 2007, the Company had current assets of $9,935,091 and stockholders' equity of $19,019,803. On September 30, 2007, the Company had $9,786,247 in cash and marketable securities, total assets of $19,262,088 and total current liabilities of $242,285.

The most significant sources of cash are the Company's equity investment in MESC Capital LLC ("MESC Capital") and interest and dividends earned from existing cash and cash equivalents. In the event that cash flows from operating activities are not sufficient, the Company could liquidate marketable securities as necessary. We believe our cash flow from operations and existing cash and cash equivalents will be adequate to satisfy our cash needs for the next twelve months.

The most significant uses of cash are for employee compensation and professional fees for legal and accounting services.

Currently, there are no plans for external financing of current operations or holdings.

During the preparation of the Company's 2004, 2005, and 2006 Federal corporation income tax return, a dispute arose between the Company and Security Land regarding the proper amount of taxable income to be allocated to the Company and reported to the IRS on Federal Form K-1. This dispute could not be resolved and as such the Company reported a different amount of income on its corporation income tax return than was reported to the IRS by Security. The discrepancy may cause the Company's tax returns to be audited by the IRS. The Company believes that the outcome of any IRS examination will not affect the financial statements of the Company in this year as net operating losses are available to offset any additional income not reported.

On September 30, 2002, our subsidiary, Rustic Crafts International, Inc. ("Rustic Crafts") sold all of its operating assets subject to the assumption of certain of its liabilities. Prior to the sale, Rustic Crafts had established a $1,000,000 line of credit with PNC Bank which was guaranteed by the Company and expired on May 18, 2002. In conjunction with the Rustic Crafts asset sale, Rustic Crafts' indebtedness under the line of credit together with its $960,000 mortgage loan from PNC Bank and certain other indebtedness to PNC Bank was restructured to replace such indebtedness with five notes totaling $2,432,782 and have a ten year amortization schedule. The notes bear interest at the blended rate of 10.8% per annum. As part of the PNC Bank debt restructuring, Rustic Crafts was required to pay down the outstanding loan balance with $200,000 of the purchase price in the Rustic Crafts asset

                    Regency Affiliates, Inc. and Subsidiaries sale, and was required to make a $540,000 payment in December 2002. A $40,000 payment was made to PNC Bank in December 2002, but Rustic Crafts and the Company failed to make the balance of the December 2002 payment. Accordingly, the PNC Bank debt was subsequently modified to provide for the payment of the remaining $500,000 payment on or before June 30, 2003. On June 30, 2003, the Company paid all outstanding principal and interest due to PNC Bank, in satisfaction of the above described obligations. In December 2005, Rustic Crafts agreed to accept a $125,000 note from RCI Wood Products, Inc ("RCI") as a restructuring of the above named obligation. The note bears an interest rate of 6.5% and calls for payments of $1,088 per month until December 2008 at which time the balance will be due and payable. During the quarter ended September 30, 2007

Rustic Crafts did not receive any payments under this obligation. No gain or income was recognized as a result of this settlement due to the uncertainty that the amount will actually be realized. Such recovery will be recognized upon receipt. During 2006 Rustic Crafts received $3,264 of such settlement which is included in other income. In April 2006 RCI defaulted on the note. The Company has initiated an action for collection against RCI and a personal guarantor on the note. In connection with the redemption of our common stock owned by Statesman Inc. ("Statesman"), we acquired from Statesman a three-year option to purchase the 20% stock interest in NRDC held by Statesman. To exercise the option, we were required to deliver to Statesman for cancellation a $2,440,000 note issued to the Company by Statesman in October 2001. As consideration for the option, we (i) paid Statesman $250,000, (ii) amended the note and related pledge agreement to limit our recourse under the note and (iii) transferred to Statesman certain office furniture and equipment that we owned. This option expired in October 2005. As part of the redemption, we also entered into an agreement with Statesman providing for (i) an amendment to the Certificate of Designations of the Series C Preferred Stock for the Company and (ii) certain limitations on the ability of Statesman to issue or transfer shares or other beneficial interests in Statesman or to sell, transfer, purchase or acquire any capital stock of the Company, in each case without first receiving our written confirmation that such issuance or transfer would not adversely affect our ability to utilize our tax loss carryforwards. We paid Statesman an aggregate amount of $2,730,000 in consideration of the foregoing agreements. As of December 31, 2006, through the date of this Form 10-QSB, the Company has not collected the $2,440,000 note and accrued interest of approximately $644,000 due from Statesman. The Company has sent demand and default notices to Statesman but has not received a response to date. Per the terms of the Agreement, upon event of default, overdue principal and overdue interest will bear interest, payable upon demand, at a rate of twelve percent (12%) per annum, and the pledged securities may be transferred into the Company's name, or sold for proceeds to satisfy the obligation and collection costs incurred. The Company has currently reserved the receivable balance in full while it continues its collection efforts. The reserve adjustment included a charge to impairment of loans as other expense in the 2006 statement of operations, and an allowance against the note within equity as of December 31, 2006.

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

                    Regency Affiliates, Inc. and Subsidiaries

Results of Operations.

2007 Compared to 2006

      For the three months ended September 30, 2007 and September 30, 2006:

            No revenue was generated by the Company during these periods.

            Selling, general and administrative expenses decreased by $33,584 or 6.5% in 2007 compared to 2006. primarily due to a decrease of approximately $160,000 in professional fees relating to pending and resolved litigations, a non-recurring interest expense from state income taxes for 2006 of $64,000, and a decrease of approximately $8,000 as a result of a change in health insurance was offset by stock based compensation paid in September 2007 of approximately $198,000.

            Net income from equity investment in partnerships increased by $22,956 in 2007, 2.3% higher than in 2006 primarily due to an increase in net income from Security Land of approximately $46,000 which was offset by a decrease in net income from MESC Capital of approximately $23,000. The increase in net income from Security Land in 2007 was primarily a result income received pursuant to an escalation clause with respect to rent due under the lease agreement. The reduction of the three month net income from MESC Capital was a result of an increase in repairs and maintenance costs.

            Net income increased by $ 95,232 in 2007 over 2006 or 19.9%. The change was primarily due an increase in 2007 net income from equity investments in partnerships, lower selling, general and administrative expenses and higher dividend and interest income from marketable securities.

      For the nine months ended September 30, 2007 and September 30, 2006:

            No revenue was generated by the Company in this period.

            Selling, general and administrative expenses decreased by $722,143 or 71.5% in 2007 compared to 2006 primarily due to a decrease of approximately $640,000 in professional fees relating to pending and resolved litigations, a reduction of stock based compensation paid in September 2007 of approximately $58,000, and a non-recurring interest expense from state income taxes for 2006 of $64,000 which was offset by a change in employee benefit costs of approximately $40,000.

            Net income from equity investment in partnerships decreased by $315,094 or 15.3% in 2007 compared to 2006 primarily due to a decrease in net income from MESC Capital of approximately $408,000, offset by an increase in net income from Security Land of approximately $93,000. The increase in net income from Security Land in 2007 was primarily a result of income received pursuant to an escalation clause with respect to rent due under the lease agreement. The reduction of net income from MESC Capital was primarily caused by a major overhaul of equipment and delayed repairs resulting from Hurricane Katrina.

            Net income increased by $326,401 in 2007 over 2006 or 45.5% primarily due to the reduction in professional fees, non-recurring interest expense incurred, and stock based compensation.

                    Regency Affiliates, Inc. and Subsidiaries

The Company's Shareholders' Equity at September 30, 2007 was $19,019,803 as compared to $18,014,293 on September 30, 2006, an increase of $1,005,510 or 5.6%.

Impact of Inflation.

Although the Company has not attempted to calculate the effect of inflation, management does not believe inflation has had a material effect on its results of operations.

Off-Balance Sheet Arrangements

The Company has not entered into any off-balance sheet arrangements.

Critical Accounting Estimates

Accounting estimates and assumptions discussed in this section are those considered most critical to understanding the financial statements because they involve significant judgments and uncertainties. For these estimates, we caution that future events may not develop as forecast, and that the best estimates often require adjustment.

Investments-These assets are reviewed for impairment based on criteria that include the extent on which cost exceeds market value, the duration of that decline, and the Company's ability to hold to recovery. Market research and analysis is performed to identify potential impairments on a regular basis.

Note Receivable-These assets are reviewed for collectibility on an ongoing basis. Any notes deemed uncollectible have been offset by an allowance and related accrued interest has been charged to expense.

Income Taxes-As stated above, assumptions have been made that taxable income that may result from a possible IRS examination will be offset by existing net operating losses generated by the Company from prior periods. Other assumptions have been made that these net operating losses will not be limited or disallowed, which could affect the results of operations in future periods.

The Company has significant net operating losses available to offset future taxable income. The losses have been converted into deferred tax assets using an estimated 34% tax rate. These deferred tax assets have been offset with a valuation allowance established to reduce the net deferred tax asset to the amount that will more likely than not be realized. This reduction is necessary due to uncertainty of the Company's ability to utilize the net operating loss and tax credit carry forwards before they expire.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2007 two former directors of the Company exercised stock options to purchase 2,000 shares of the Company's common stock at an exercise price of $1.60 per share. Exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), for the issuance of such shares is claimed under Section 4(2) of the Securities Act.

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

                                         REGENCY AFFILIATES, INC.
                                         (Registrant)


Date: December 17, 2007                  /s/ Laurence S. Levy
      -----------------                  ---------------------------------------
                                         (President and Chief Executive Officer)


Date: December 17, 2007                  /s/ Neil N. Hasson
      -----------------                  ---------------------------------------
                                         (Chief Financial Officer)

                                  EXHIBIT INDEX

      Exhibit Number    Description of Exhibit
      --------------    ----------------------
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