Form 10KSB
period 2007-12-31
REGENCY AFFILIATES INC
filed 2008-08-06
CIK 99249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 1-7949

REGENCY AFFILIATES, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	72-0888772
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

610 Jensen Beach Boulevard Jensen Beach, Florida	34957
(Address of Principal Executive Offices)	(Zip Code)

(772) 334-8181
Issuer's Telephone Number, Including Area Code

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock, par value $0.01 share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☐ No: ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☒

Issuer’s revenues for its most recent year were $0.00.

The aggregate market value of the voting and non-voting Common Equity of the Registrant held by non-affiliates as of July 28, 2008 was $6,407,296.

The number of shares outstanding of Common Stock of the Registrant as of July 28, 2008 was 3,534,812.

Transitional Small Business Disclosure: Yes: ☐ No: ☒
Documents incorporated by reference: None

PART 1

ITEM 1.  DESCRIPTION OF BUSINESS

This filing contains statements which, to the extent they are not recitations of historical fact, constitute "forward looking statements" under federal securities laws. All such statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual Regency Affiliates, Inc. (“we”, “us”, “our”, "Regency" or the "Company") results to differ materially from those anticipated in the forward looking statements contained in this filing, see "Narrative Description of Business," "Management's Discussion and Analysis and Plan of Operation," and "Notes to Consolidated Financial Statements." Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof. We undertake no obligation to publicly revise these forward looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), including the Quarterly Reports on Form 10-Q to be filed by the Company subsequent to this Annual Report on Form 10-KSB and any Current Reports on Form 8-K filed by the Company.

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

On March 17, 1997, we, through Rustic Crafts International, Inc. ("Rustic Crafts"), a wholly-owned subsidiary, acquired the assets and assumed certain liabilities of Rustic Crafts, Co., Inc., a manufacturer of wood and cast marble decorative electric fireplaces and related accessories. On September 30, 2002, Rustic Crafts sold all of its operating assets to RCI Wood Products Inc. ("RCI"), a third party controlled by the former President of Rustic Crafts, in exchange for two promissory notes totaling $1,107,000 and $200,000 cash. See "NARRATIVE DESCRIPTION OF BUSINESS - Rustic Crafts International, Inc."

On October 16, 2002, we redeemed all of the shares of our common stock owned by Statesman pursuant to the terms of a Redemption Agreement, dated October 16, 2002, between Regency and Statesman. We funded the redemption from the proceeds of an aggregate of $4,750,000 borrowed from Royalty Holdings LLC ("Royalty"), an affiliate of current management, in exchange for two notes - a $3,500,000 5% Convertible Promissory Note due October 16, 2012 and a $1,250,000 9% Promissory Note due October 16, 2007. Both notes allowed interest to accrue without current payment. The principal and interest under the Convertible Promissory Note were convertible into shares of our common stock at a conversion rate of $2.00 per shares. On November 7, 2002, Royalty converted $1,495,902 of the principal amount of the Convertible Promissory Note plus accrued interest into 750,000 shares of our common stock. On July 3, 2003, Royalty converted the remaining principal amount of the note and the $71,378 of accrued and unpaid interest thereon into 1,037,738 shares of our common stock. On the same date, we prepaid the full $1,250,000 principal amount of, and all accrued and unpaid interest under, the 9% Promissory Note in accordance with the mandatory prepayment provisions of such note. Also on July 3, 2003, we repaid all amounts outstanding under a $300,000 working capital loan facility from Royalty established in March 2003, and terminated such facility. The payment amount consisted of $180,000 of principal and $2,910 of accrued and unpaid interest.

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

On April 30, 2004, we through a newly-formed, wholly-owned subsidiary called Regency Power Corporation, a Delaware corporation ("Regency Power"), acquired a 50% membership interest in MESC Capital, LLC, a Delaware limited liability company ("MESC Capital"), from DTE Mobile, LLC ("DTE Mobile"), pursuant to an Assignment and Assumption Agreement dated as of April 30, 2004. The purchase price for the 50% membership interest was $3,000,000 and was funded from our working capital. DTE Mobile, which is owned by an unregulated subsidiary of a large energy company that has significant experience in owning, managing and operating electric generation and on-site energy facilities, owns the other 50% membership interest in MESC Capital.

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

We received approximately $41,000,000 of net refinancing proceeds from the Security Land distribution. In addition, under the terms of the Security Land partnership agreement, as amended in April 2003 in contemplation of the refinancing, we are entitled to (i) 95% of Security Land's distributions of cash flow until we have received $2,000,000 of such distributions, and thereafter 50% of such distributions and (ii) once we have received $2,000,000 of cash flow distributions, a $180,000 annual management fee from Security Land. The foregoing percentages are inclusive of our interest as a limited partner in 1500 Woodlawn, the general partner of Security Land. In connection with the Security Land refinancing and distribution, we were required to repay our KBC Bank loan. The payoff amount was approximately $14,125,000, which included a release fee and make-whole premium.

We and the general partner of Security Land are in disagreement as to the manner in which taxable income of Security Land is to be allocated pursuant to the partnership agreement and applicable law, and for 2004, 2005 and 2006, we reported taxable income (loss) from Security Land in a manner we believe is proper, but which was different than the manner reported by Security Land.

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

At March 31, 2004, we held notes receivable totaling $1,127,708, which were deemed uncollectible due to lack of cash flows generated and continual default on payment terms by RCI. We determined to record full impairment of the notes and any accrued interest thereon, resulting in an impairment charge of $1,182,626. On December 30, 2005 we agreed to accept a $125,000 note from RCI as a restructuring of the above named obligation. The note, which bears interest at 6.5%, calls for payments of $1,088 per month until December 2008. No gain or income was recognized as a result of this settlement due to the uncertainty that the amount will actually be realized. Such recovery will be recognized upon receipt. During 2006, we received $3,264 of such settlement which is included in other income. In April 2006, RCI defaulted on the note. We have initiated an action for collection against RCI and a personal guarantor on the note. RCI has filed for protection under Chapter 11 of the United States Bankruptcy Code and we have received a judgment on the personal guarantee. We have initiated collection against the personal guarantee.

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

Aggregate is primarily sold for railroad ballast, road construction, construction along shorelines and decorative uses. Ownership of the Aggregate is subject to a Royalty Agreement which requires the payment of certain royalties to M.A. Hanna Company, an independent third-party, upon sales of Aggregate. The market for Aggregate stone is highly competitive and, as shipping costs are high, the majority of any sales are likely to be made in the Great Lakes area. Other companies that produce rock and aggregate products are located in the same region as the Groveland Mine and certain of such competitors have greater financial and personnel resources than us.

Regency Power Corporation

On April 30, 2004, we, through our wholly-owned subsidiary Regency Power Corporation (a Delaware corporation) acquired a 50% membership interest in MESC Capital, LLC (a Delaware limited liability company) from DTE Mobile, LLC pursuant to an Assignment and Assumption Agreement dated as of April 30, 2004. The purchase price for the 50% membership interest was $3,000,000 and was funded from our working capital. The terms of the Assignment and Assumption Agreement were negotiated on an arms'-length basis between Regency and DTE Mobile. DTE Mobile, which is owned by an unregulated subsidiary of a large energy company that has significant experience in owning, managing and operating electric generation and on-site energy facilities, owns the other 50% membership interest in MESC Capital. MESC Capital was formed to acquire all of the membership interests in Mobile Energy. Mobile Energy owns an on-site energy facility that supplies steam and electricity to a Kimberly-Clark tissue mill in Mobile, Alabama.

The acquisition of Mobile Energy was also consummated on April 30, 2004 pursuant to a Membership Interest Purchase Agreement, dated as of January 30, 2004, between MESC Capital and Mobile Energy Services Holdings, Inc. The purchase price under the Membership Interest Purchase Agreement, after certain pre-closing adjustments, was $33,600,000, subject to certain post-closing adjustments. The purchase price and working capital reserves were funded by the issuance of $28,500,000 of non-recourse debt, a total equity contribution by MESC Capital of $8,600,290, $4,300,145 of which was funded by Regency Power and $4,300,145 of which was funded by DTE Mobile, and a credit of $1,000,000 on account of existing and continuing tax-exempt indebtedness of Mobile Energy.

The terms of the Membership Interest Purchase Agreement were negotiated on an arms'-length basis between MESC Capital and Mobile Energy Services Holdings, Inc. We did not participate in negotiations with respect to the Membership Interest Purchase Agreement.

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

FILING OF GOING PRIVATE PROXY STATEMENT

On December 14, 2005, we filed with the SEC a preliminary Schedule 13E-3 Transaction Statement with respect to a going private transaction and a preliminary Schedule 14A Proxy Statement soliciting stockholders to vote on amending our certificate of incorporation to provide for a 1-for-100 reverse stock split (the “Reverse Stock Split”) followed immediately by a 50-for-1 forward stock split of the Company’s common stock (the “Forward Stock Split”), which would result in the reduction of the number of common stockholders of record of the Company to fewer than 300. This will permit us to discontinue the filing of annual and periodic reports and other filings with the SEC. Once the Schedule 13E-3 Transaction Statement and Schedule 14A Proxy Statement are approved in a definitive form by the SEC, we will mail copies to our stockholders. We currently intend to effect the Reverse Stock Split and Forward Stock Split as soon as possible after such distribution.

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

EMPLOYEES

As of December 31, 2007, we employed three people. We believe that our relations with our employees are satisfactory.

SPECIAL INVESTMENT CONSIDERATIONS

Our business, financial condition and prospects could be adversely affected by a number of factors that should be considered by stockholders and persons considering investing in Regency. Some of such factors include:

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

- If we consummate the Reverse Stock Split and Forward Stock Split and become~~s~~ a privately held company, stockholders will own shares in a private company and may not have the ability to sell their shares in the public market. Furthermore, we would not file current, quarterly or annual reports or be subject to the proxy requirements of the federal securities laws. Stockholders may therefore find it more difficult to obtain information about us and our financial performance;

- Royalty, an affiliate of our management, beneficially owns approximately 52% of our common stock. As a result, Royalty has the ability to control the outcome of all matters requiring shareholder approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets;

- We do not expect to pay dividends in the foreseeable future; and

- There are many public and private companies that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. We will be in direct competition with these other companies in our search for business opportunities. Many of these entities have significantly greater financial and personnel resources than us.

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC's website at http://www.sec.gov. You may also read and copy any material we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549 on official business days during the hours of 10:00am to 3:00pm. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 for further information on the public reference rooms.

The Company's Internet address is www.regencyaffiliates.com. We make available on our website, free of charge, our Annual Report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and beneficial ownership reports on Forms 3, 4, and 5 and amendments to those reports as soon as reasonably practicable after this material is electronically filed or furnished to the SEC.

ITEM 2.  PROPERTIES

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

The defendants in the Delaware Action, other than Statesman, are entitled to be indemnified by the Company for damages, if any, and expenses, including legal fees, they may incur as a result of the lawsuit, subject to certain circumstances under which such indemnification is not available. In addition, the Company's insurance carrier contends that none of the claims contained in the Delaware Action are covered by insurance on the basis of the "insured vs. insured" exclusion since one of the plaintiffs, Donald D. Graham, was previously a director of the Company. The Company has submitted a claim to its carrier with respect to the claims in the Delaware Action against the current director defendants. No assurance can be given as to the position that the carrier will take with respect to such claims.

On April 28, 2008 the parties executed a memorandum of understanding (the "MOU") reflecting an agreement in principle to settle that class action. If the settlement is consummated, we will pay $3,000,000 plus interest (as provided in the MOU) to the plaintiff class. The plaintiff class is defined in the MOU as all record and beneficial owners of our common stock on October 17, 2002, including any and all of their respective successors in interest, predecessors, representatives, trustees, executors, administrators, heirs, immediate and remote, and any person or entity acting for or on behalf of, or claiming under any of them, and each of them. The plaintiff class does not include the defendants, members of their families, affiliates of the defendants, and those individuals or entities who solely held securities convertible into Regency common stock or options to purchase Regency common stock. The Company will make that payment pursuant to its obligation to indemnify the defendants who are former directors of the Company. The MOU provides that the Company will undertake an appropriate process to determine if indemnification of its former directors is appropriate under Delaware law. The MOU expressly provides that the defendants admit no wrongdoing but have agreed to the MOU to eliminate the uncertainty, distraction, burden and expense of further litigation. The settlement will not occur if the Company determines that no such indemnification is appropriate or the Court of Chancery refuses to approve the settlement. There can be no assurance that the settlement will occur.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS MARKET INFORMATION AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock is traded in the over-the-counter market on the Pink Sheets. The symbol for the listing is "RAFI.PK". The following table sets forth the high and low bid prices for each calendar quarter during our last two fiscal years. On July 28, 2008 the closing sale price of our common stock was $4.00. As of July 28, 2008, there were approximately 2,256 common stockholders of record.

YEAR ENDED DECEMBER 31, 2006
	HIGH ($)	LOW ($)
First Quarter	6.45	6.10
Second Quarter	7.00	5.40
Third Quarter	6.00	5.35
Fourth Quarter	6.20	5.45

YEAR ENDED DECEMBER 31, 2007
	HIGH ($)	LOW ($)
First Quarter	6.70	5.22
Second Quarter	5.50	5.00
Third Quarter	5.75	5.10
Fourth Quarter	5.65	4.85

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

None.

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

- If we consummate the Reverse Stock Split and Forward Stock Split and become a privately held company, stockholders will own shares in a private company and may not have the ability to sell their shares in the public market. Furthermore, we would not file current, quarterly or annual reports or be subject to the proxy requirements of the federal securities laws. Stockholders may therefore find it more difficult to obtain information about us and our financial performance;

- Royalty, an affiliate of our management, beneficially owns approximately 52% of our common stock. As a result, Royalty has the ability to control the outcome of all matters requiring shareholder approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets;

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

The following discussion and analysis of the financial condition and results of operations of Regency should be read in conjunction with the accompanying financial statements and related notes included in Item 7 of this Annual Report on Form 10-KSB.

GENERAL

We are committed to enhancing the value of our common stock by seeking opportunities to monetize our existing assets and by seeking new business opportunities on an opportunistic basis. To date, we have not entered into any binding agreements regarding any such transaction. We do not propose to restrict our search for business opportunities to any particular geographical area or industry, and may, therefore, acquire any business, to the extent of our resources. Our discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors. No assurance can be given that we will be successful identifying or securing a desirable business opportunity, and no assurance can be given that any such opportunity that is identified and secured will produce favorable results for us and our stockholders.

Our Stockholders' Equity at December 31, 2007 was $20,812,322 as compared to $17,843,456 on December 31, 2006, an increase of 16.6%, primarily as a result of our net income for the year ended December 31, 2007 of $2,837,030.

RESULTS OF OPERATIONS

Year ended December 31, 2007 vs. Year ended December 31, 2006

No revenue was generated by the Company during these periods.

General and administrative expenses decreased by $850,296 or 37.3% in 2007 as compared to 2006 primarily due to a decrease of approximately $800,000 in legal fees relating to pending and resolved litigation in 2006.

Income from equity investment in partnerships decreased by $308,263 in 2007, 10.3% lower than in 2006. Income from Security Land was $1,516,455 in 2007, $99,345 lower than 2006 due to higher operating expenses. Income from MESC Capital was $1,175,532 in 2007, $208,656 lower than 2006 as result of an increase in repairs and maintenance costs in 2007, including completing equipment repairs resulting from Hurricane Katrina damages that occurred in 2005.

Interest expense was $0 in 2007 and $63,863 in 2006. This was a result of a Florida Department of Revenue tax audit which disallowed the use of net operating losses arising prior to the Company being registered in the state, thus creating taxable income and a related state tax expense. Although penalties were abated, interest expense was assessed and paid in 2006.

Current income tax expense was $105,673 in 2007 and $112,651 in 2006, relating to state income taxes. We do not expect any Federal tax due as a result of previous period operating losses. As a result of net operating losses, we estimate that we have a $1,245,500 deferred tax asset, which benefit is reflected in income tax expense (benefit) in 2007.

Net income increased by $2,295,963 in 2007 over 2006 or 424.3%. The change was primarily due to a decrease in 2007 general and administrative expenses of $850,296, a $1,245,500 deferred tax benefit from recognizing the net operating loss carryforwards, a 2006 Statesman note impairment of $644,000 not repeated in 2007, a 2007 decrease in income from MESC Capital and Security Land of $308,263, no interest expense in 2007 as compared to $63,863 of interest expense in 2006, no interest income recognized on the Statesman note in 2007 as compared to $144,876 accrued in 2006, as well as a $54,557 decline in interest and dividend income in 2007 over 2006 due to lower rates of market returns on our marketable securities.

Critical Accounting Policies and Estimates

Our financial statements are based on the selection and application of accounting policies that require our management to make significant estimates and assumptions. We believe that the following are some of the more critical accounting policies currently affecting our financial position and results of operations. See the Consolidated Financial Statements, Note 1-Summary of Significant Accounting Policies, for additional information concerning significant accounting policies.

Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Certain of these estimates are subjective in nature, involve assumption regarding future events, many of which are outside of the control of management, and involve uncertainty and significant judgment, and therefore cannot be determined with precision. Future events often do not occur when and as assumed in making these determinations and may require revision of the assumptions used in deriving the amounts presented in the financial statements. Changes in the assumptions used could significantly affect the resulting reported amounts.

Investments. Our income consists primarily of earnings from equity investments in operating entities. We use the equity method of accounting for investments in equity securities in which we have more than a 20% interest, do not have a controlling interest and are not the primary beneficiary, and the cost method of accounting for investments in equity securities where our investment is less than a 20% interest and we have little or no control over operating activities of the investee.

Evaluation of Long-Lived Assets. In assessing the recoverability of our investments in equity securities, primarily investments in equity securities, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges for these assets. Based on the assessments performed as of December 31, 2007 and 2006, we did not record any impairment charges related to these investments.

Contingencies. We are involved in certain claims and litigation related to our operations. In the opinion of management, liabilities, if any, arising from these claims and litigation would not have a material adverse effect on our combined financial position, liquidity, or results of operations. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual matter. Based on the assessments performed as of December 31, 2007 and 2006, we did not record any reserves for contingencies.

Share-Based Compensation. We record the compensation expense related to stock options according to SFAS 123R, as adopted on January 1, 2006. We record the compensation expense related to options using the fair value as of the date of grant as calculated using the Black-Scholes method. We record the compensation expense related to restricted stock units using the fair value as of the date of grant.

Provisions for Income Taxes. We are required to estimate the provision for income taxes, including the current tax expense together with assessing temporary differences resulting from differing treatments of assets and liabilities for tax and financial accounting purposes. These differences together with net operating loss carryforwards and tax credits are recorded as deferred tax assets or liabilities on the balance sheet. An assessment must then be made of the likelihood that the deferred tax assets will be recovered from future taxable income. In the event that we determine that it is more likely than not that the deferred asset will not be utilized, a valuation allowance will be established.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2007, we had current assets of $10,380,339 and Shareholders' Equity of $20,812,322 and had $10,035,800 in cash and marketable securities, total assets of $21,203,973 and total liabilities of $391,651.

The most significant sources of cash are from distributions of earnings received from our equity investment in MESC Capital LLC ("MESC Capital") and interest and dividends earned from existing cash and cash equivalents. To the extent cash requirements for operating activities are not sufficient, we could liquidate marketable securities as necessary. We believe our cash flow from our investments and existing cash and cash equivalents will be adequate to satisfy our cash needs for the next twelve months.

The most significant uses of cash are for employee compensation and professional fees for legal and accounting services.

Currently, there are no plans for external financing of current operations or holdings.

During the preparation of our 2004, 2005, and 2006 Federal corporation income tax return, a dispute arose between the Company and Security Land regarding the proper amount of taxable income to be allocated to us and reported to the IRS on Federal Form K-1. This dispute could not be resolved and as such we reported a different amount of income on our corporation income tax return than was reported to the IRS by Security Land. The discrepancy may cause our tax returns to be audited by the IRS. We believe that the outcome of any IRS examination will not affect our financial statements in this year as net operating losses are available to offset any additional income not reported.

FILING OF GOING PRIVATE PROXY STATEMENT

On December 14, 2005, we filed with the SEC a preliminary Schedule 13E-3 Transaction Statement with respect to a going private transaction and a preliminary Schedule 14A Proxy Statement soliciting stockholders to vote on amending our certificate of incorporation to provide for a 1-for-100 reverse stock split (the “Reverse Stock Split”) followed immediately by a 50-for-1 forward stock split of the Company’s common stock (the “Forward Stock Split”), which would result in the reduction of the number of common stockholders of record of the Company to fewer than 300. This will permit us to discontinue the filing of annual and periodic reports and other filings with the SEC. Once the Schedule 13E-3 Transaction Statement and Schedule 14A Proxy Statement are approved in a definitive form by the SEC, we will mail copies to stockholders. We currently intend to effect the Reverse Stock Split and Forward Stock Split as soon as possible after such distribution.

OFF BALANCE SHEET ARRANGEMENTS

The Company has not entered into any off balance sheet arrangements.

ITEM 7.  FINANCIAL STATEMENTS

The Financial Statements required by Item 7 of Part II of Form 10-KSB are presented on page F-1 and are incorporated herein by reference.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A(T).  CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

Our senior management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. We have previously filed our Form 10-KSB and Form 10-QSB after the required date due to a delay in receiving necessary information from our investment in Security Land. Although we have attempted to accelerate this process, to date we have been unsuccessful.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2007 based on the criteria set forth in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

This annual report on Form 10-KSB does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting of the Company. Our management report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

No change occurred in our internal controls concerning financial reporting during the fourth quarter of the fiscal year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B.  OTHER INFORMATION

None

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROLS PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

Laurence S. Levy, 52
Mr. Levy is Chairman of the Board of Directors, President, and Chief Executive Officer of the Company since 2002. Mr. Levy founded the predecessor to Hyde Park Holdings, LLC in July 1986 and has since served as its Chairman. Hyde Park Holdings, LLC is an investor in middle market businesses. Mr. Levy serves as an officer or director of many companies in which Hyde Park Holdings, LLC or its affiliates invests. Presently, these companies include: Ozburn-Hessey Logistics LLC, a national logistics services company, of which Mr. Levy is a director; Derby Industries LLC, a sub-assembly business to the appliance, food and transportation industries, of which Mr. Levy is chairman; PFI Resource Management LP, an investor in the Private Funding Initiative program in the United Kingdom, of which Mr. Levy is general partner; Parking Company of America Airports LLC, an owner and operator of airport parking garages, of which Mr. Levy is a director. Mr. Levy is also the chairman of the board and chief executive officer of Rand Logistics, Inc. a NASDAQ listed company which provides bulk freight shipping services throughout the Great Lakes region and chairman of the board and chief executive officer of Hyde Park Acquisition Corp., a specified purpose acquisition corporation. In addition, from March 1997 to January 2001, Mr. Levy served as Chairman of Detroit and Canada Tunnel Corporation, a company which operates the toll tunnel between Detroit, Michigan and Windsor, Ontario, and from August 1993 until May 1999, Mr. Levy served as Chief Executive Officer of High Voltage Engineering Corporation, a diversified industrial and manufacturing company. Mr. Levy received a Bachelor of Commerce degree and a Bachelor of Accountancy degree from the University of Witwatersrand in Johannesburg, South Africa. He is qualified as a Chartered Accountant (South Africa). Mr. Levy received a Master of Business Administration degree from Harvard University and graduated as a Baker Scholar.

Neil N. Hasson, 42
Mr. Hasson is a Director and Chief Financial Officer of the Company since 2002. In February 2005, Mr. Hasson was appointed as a Director of Citigroup Property Investors (“CPI”). CPI is an international real estate investment manager. Previously, Mr. Hasson was the head of European Real Estate for DLJ Real Estate Capital Partners, a $660 million real estate fund managed by Donaldson, Lufkin and Jenrette ("DLJ"), where he was involved with the acquisition of real estate throughout the world. Mr. Hasson joined DLJ as a Managing Director in New York in January 1995.

Errol Glasser, 54
Mr. Glasser is a Director of the Company since 2002. Mr. Glasser has been President of Triangle Capital, LLC, a private investment and advisory company based in New York City since 2004. Previously, Mr. Glasser was President of East End Capital Management and a Managing Director at Kidder, Peabody & Co. with responsibility for its West Coast investment banking activity.

Carol Zelinski, 53	Ms. Zelinski is the Secretary of the Company. Since 1997, Ms. Zelinski has been an analyst at Hyde Park Holdings, LLC, a private investment firm. Ms. Zelinski is not a Director of the Company.

There are no family relationships among any of the directors or executive officers of the Company.

Compliance with Section 16(a) of the Exchange Act

Based solely on a review of reports on Form 3 and 4 and amendments thereto furnished to us during our most recent fiscal year, reports on Form 5 and amendments thereto furnished to us with respect to our most recent fiscal year, we believe that no person who, at any time during the fiscal year ended December 31, 2007, was subject to the reporting requirements of Section 16(a) with respect to Regency failed to meet such requirements on a timely basis except that Laurence S. Levy filed a late Statement of Changes of Beneficial Ownership on Form 4 with respect to options granted on August 14, 2007.

Code of Ethics

We have adopted a Code of Ethics that applies to the Company's chief executive officer and chief financial officer. A copy of the Code of Ethics will be provided without charge to any person who requests it by writing to the address set forth on the cover page to this Form 10-KSB.

Audit Committee

The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, and consists of Errol Glasser. The current member of the Company's Audit Committee is an "independent director" as determined pursuant to Rule 4200(a)(15) of The NASDAQ Stock Market, LLC listing standards.

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

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table provides the compensation of our named executive officers, direct or indirect, for services rendered in all capacities for the fiscal years ended December 31, 2007 and 2006:

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Laurence S. Levy	2007	200,000	(1)	0	0	197,750	(2)	0	0	44,000	(4)	441,750
President and Chief Executive Officer	2006	183,000	(1)	0	0	250,000	(3)	0	0	44,000	(4)	477,000

Neil N. Hasson	2007	50,000		0	0	0		0	0	12,500	(4)	62,500
Chief Financial Officer	2006	50,000		0	0	0		0	0	12,500	(4)	62,500

(1)	Effective April 1, 2006, Mr. Levy's annual base annual salary is $200,000.

(2)
On August 14, 2007 Mr. Levy was granted 50,000 stock options pursuant to our 2003 Stock Incentive Plan, as amended. We determined the above fair market values of the options issued under the Black-Scholes Option Pricing Model and with the provisions of SFAS 123(R).

(3)
On April, 2006 Mr. Levy was granted 50,000 stock options pursuant to our 2003 Stock Incentive Plan, as amended. We determined the above fair market values of the options issued using the Black-Scholes Option Pricing Model and with the provisions of SFAS 123(R).

(4)	Other compensation consists of contributions made to a SEP-IRA retirement plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth certain information with respect to the value of all equity awards that were outstanding at December 31, 2007.

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Laurence S. Levy (1)	25,000	0	0	1.35	4/3/2013
	50,000	0	0	1.53	10/1/2013
	50,000	0	0	2.01	6/10/2014
	50,000	0	0	6.27	4/1/2016
	50,000	0	0	5.10	8/14/2017	0	0	0	0
Neil N. Hasson (1)	25,000	0	0	1.35	4/3/2013
	50,000	0	0	1.53	10/1/2013
	50,000	0	0	2.01	6/10/2014	0	0	0	0

1.	The options were granted pursuant to the Issuer’s 2003 Stock Incentive Plan, as amended.

DIRECTOR COMPENSATION

The following table summarizes compensation paid to our non-management directors during the fiscal year ended December 31, 2007. Compensation to our directors who are members of management is set forth in the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Errol Glasser	30,000	(1)	$7,500	(2)	0	0	0	0	$37,500

(1)              Non-management directors receive for services an annual amount of $30,000, payable in stock or cash at the sole discretion of each non-management director and 500 shares of our common stock for each committee served.

(2)              Mr. Glasser was entitled to receive 500 shares of our common stock for serving on each of our Audit Committee, Compensation Committee and Nominating Committee for the year ended December 31, 2007.  In addition, we owed Mr. Glasser 1,125 shares of common stock for serving on these committees during 2006.  Mr. Glasser received such shares in June 2008.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

      In connection with the restructuring transactions described in Item 1, we entered into an Employment Agreement with Laurence S. Levy, our current President and Chief Executive Officer, and with Neil Hasson, our current Chief Financial Officer. Under each employment agreement, the executive's employment commences on the date of the Restructuring Transactions and terminates upon the date on which the executive attains retirement age, provided that the executive may terminate his employment upon 30 days notice to Regency and he may be removed from office upon death or disability or for just cause. The employment agreements provide for a base annual salary of no less than $150,000 for Mr. Levy and no less than $50,000 for Mr. Hasson, a discretionary bonus and other customary benefits. Effective April 1, 2006, Mr. Levy’s annual base salary is $200,000.

LONG TERM INCENTIVE PLAN

There have been no awards under any long-term Incentive Plan during the last completed fiscal year.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information.

PLAN CATEGORY	(a) NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (#)	(b) WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS ($)	(c) NUMBER OF SECURITIES REMAINING AVAILABLE FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a))
Equity compensation plans approved by security holders	N/A	N/A	N/A

Equity compensation plans not approved by security holders (1)	380,000	3.08	10,000

Total	380,000	3.08	10,000

__________________________
(1) These options were granted under our 2003 Stock Incentive Plan, as amended. The 2003 Stock Incentive Plan, as amended, is administered by our Board of Directors or by a committee thereof. No grants may be made under the 2003 Stock Incentive Plan, as amended, after the 10-year anniversary of the plan. The 2003 Stock Incentive Plan, as amended, provides for the grant of non-qualified stock options in the sole discretion of the Board or a committee thereof. Stock options may be exercised in cash and/or unless otherwise provided in an applicable stock option agreement, with shares of our common stock upon the terms set forth in the 2003 Stock Incentive Plan, as amended. In addition, each non-employee director of the Company was granted 250 shares of our common stock at the end of each calendar quarter for which he or she has served as a director for such entire calendar quarter.  Effective April 1, 2006, non-management directors no longer receive 250 shares of our common stock for every quarter of a year of service completed. Effective April 1, 2006 non-management directors receive 500 shares of our common stock, per annum, for each committee served.  Please see the full terms of the 2003 Stock Incentive Plan, as amended, for more detailed information.

Security Ownership of Certain Beneficial Owners.

The following table sets forth information regarding ownership of outstanding shares of our common stock as of July 28, 2008 by those individuals or groups who have advised us that they own more than five percent (5%) of such outstanding shares.

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT BENEFICIALLY OWNED		PERCENT OF CLASS

Royalty Holdings, LLC and Royalty Management, Inc. 462 Fifth Avenue, 25th Fl. New York, New York 10017	1,823,738	(1)	51.6%

Laurence S. Levy (1) c/o Hyde Park Holdings, LLC 461 Fifth Avenue, 25th Fl. New York, New York 10017	2,098,738	(1)(2)	55.8%

Michael J. Meagher Stephen C. Smith c/o The Seaport Group LLC 360 Madison Avenue New York, New York 10017	257,583	(3)	7.3%

(1)	Based on information contained in an amendment to the Statement on Schedule 13D filedby such entities on January 9, 2008.

(2)
Comprised of (i) the 1,823,738 shares that are beneficially owned by Royalty Management, Inc., of which Mr. Levy is the President, sole director and sole stockholder, (ii) 225,000 shares underlying currently exercisable options granted to Mr. Levy under the Company's 2003 Stock Incentive Plan, as amended and (iii) 50,000 shares owned directly.

(3)	Based on information contained in an amendment to the Statement on Schedule 13G filed by such entity on February 14, 2008.

The following table sets forth certain information as of July 28, 2008 regarding the ownership of common stock by (i) each director and nominee for director, (ii) each individual named in the Summary Compensation Table contained herein, and (iii) all current executive officers and directors of the Company as a group. Except as otherwise indicated, each such stockholder has sole voting and investment power with respect to the shares beneficially owned by such stockholder.

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER		PERCENT OF CLASS

Laurence S. Levy (1)	2,098,738	(2)	55.8%

Neil N. Hasson (1)	175,000	(3)	4.8%

Errol Glasser 505 Park Avenue Suite 1902 New York, New York 10022	21,750	(4)	*

All current Directors and Executive Officers as a group (3 persons)	2,295,488		58.9%

* Less than 1%

(1)	The address of such beneficial owner is c/o Hyde Park Holdings, LLC, 461 Fifth Avenue, 25th Fl., New York, New York 10017.

(2)
Comprised of (i) the 1,823,738 shares that are beneficially owned by Royalty Management, Inc., of which Mr. Levy is the President, sole director and sole stockholder, (ii) 225,000 shares underlying currently exercisable options granted to Mr. Levy under the Company's 2003 Stock Incentive Plan, as amended and (iii) 50,000 shares owned directly.

(3)	Comprised of 125,000 shares of Common Stock underlying options currently exercisable granted to Mr. Hasson under the Company's 2003 Stock Incentive Plan, as amended and 50,000 shares owned directly.

(4)
Includes 12,500 shares of Common Stock underlying stock options currently exercisable or exercisable within sixty days issued to such individual under the Company's 2003 Stock Incentive Plan, as amended and 9,250 directly.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

We are not listed on any national securities exchange and, consequently, we and our Board of Directors are not subject to the independence requirements of any national securities exchange. Our Board of Directors determines director independence based on an analysis of The NASDAQ Stock Market LLC listing standards and all relevant securities and other laws and regulations regarding the definition of “independent”.

Consistent with these considerations, after review of all relevant transactions and relationships between each director, any of his or her family members, and us, our executive officers and our independent registered public accounting firm, the Board of Directors has affirmatively determined that Errol Glasser is an independent director pursuant to The NASDAQ Stock Market LLC listing standards. Mr. Glasser is also a member of the Audit Committee, Compensation Committee and Nominating Committee and is “independent” pursuant to The NASDAQ Stock Market LLC listing standards.

License Agreement

Pursuant to a License Agreement entered into in March 2003, Royalty Management, Inc., which is wholly-owned by Laurence S. Levy, our President, Chief Executive Officer and a director, provides New York City office space, office supplies and office services to us for $126,000 per year.

Employment Agreements

See "ITEM 10. EXECUTIVE COMPENSATION - EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS" which is incorporated herein by reference.

Other Arrangements

See "ITEM 1. BUSINESS - NARRATIVE DESCRIPTION OF BUSINESS - "National Resource Development Corporation; Iron Mountain Resources, Inc.", which is incorporated by reference herein.

ITEM 13.  EXHIBITS

The following documents are filed as part of this report:

Financial Statements:	Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets	F-2 - F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Shareholders' Equity	F-5
Consolidated Statements of Cash Flows	F-6 - F-7
Notes to Consolidated Financial Statements	F-8 - F-23

Index of Exhibits

Exhibit No.	Description of Document

3.1(i)(a)	Restated Certificate of Incorporation of the Company (filed as exhibit 3.1(i)(a) to the Company's Form 10-Q dated November 19, 2002, and incorporated herein by reference).

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

10.42	Stock Option Agreement, dated as of June 14, 2005 between the Company and Laurence S. Levy (incorporated by reference from an Amendment to Schedule 13D filed on June 24, 2005). *

10.43	Stock Option Agreement, dated as of June 14, 2005 between the Company and Neil Hasson (incorporated by reference from an Amendment to Schedule 13D filed on June 24, 2005). *

10.44	Stock Option Agreement, dated as of April 1, 2006 between the Company and Laurence S. Levy (incorporated by reference from the Company's Quarterly Report on Form 10-QSB filed on May 19, 2006). *

10.45	Stock Option Agreement, dated as of August 14, 2007 between the Company and Laurence S. Levy (incorporated by reference from the Company's Quarterly Report on Form 10-QSB filed on October 5, 2007). *

21	Schedule of Subsidiaries

31.1	Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Report of the Special Committee of the Company's Board of Directors, dated May 10, 2003, and adopting resolutions (filed as Exhibit 99.2 to Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003, and incorporated by reference herein).

_________________
*	Indicates that exhibit is a management contract or compensatory plan orarrangement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by Rosenberg Rich Baker Berman & Company for each of the last two fiscal years for professional services rendered for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s quarterly reports on Form 10-QSB and services that were provided in connection with statutory and regulatory filings or engagements were $57,808 for the fiscal year ended December 31, 2007 and $63,838 for the fiscal year ended December 31, 2006.

Audit-Related Fees. The aggregate fees billed by Rosenberg Rich Baker Berman & Company for each of the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements were $0 for the fiscal year ended December 31, 2007 and $0 for the fiscal year ended December 31, 2006.

Tax Fees. The aggregate fees billed by Rosenberg Rich Baker Berman & Company in each of the last two fiscal years for professional services rendered for tax compliance, tax advice and tax planning were $41,763 for the fiscal year ended December 31, 2007 and $45,023 for the fiscal year ended December 31, 2006.

All Other Fees. The aggregate fees billed by Rosenberg Rich Baker Berman & Company in each of the last two fiscal years for products and services other than those reported in the three prior categories were $0 for the fiscal year ended December 31, 2007 and $0 for the fiscal year ended December 31, 2006.

Policy on Pre-Approval of Services Provided by Rosenberg Rich Baker Berman & Company

Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of Rosenberg Rich Baker Berman & Company are subject to the specific pre-approval of the Audit Committee. All audit and permitted non-audit services to be performed by Rosenberg Rich Baker Berman & Company require pre-approval by the Audit Committee. The procedures require all proposed engagements of Rosenberg Rich Baker Berman & Company for services of any kind to be submitted for approval to the Audit Committee prior to the beginning of any services. The Company's audit and tax services proposed for 2007 along with the proposed fees for such services were reviewed and approved by the Company's Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENCY AFFILIATES, INC.

August 6, 2008	By:	/s/ Laurence S. Levy
Date		Laurence S. Levy, President and Chief Executive Officer

August 6, 2008	By:	/s/ Neil N. Hasson
Date		Neil N. Hasson, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

August 6, 2008	By:	/s/ Laurence S. Levy
Date		Laurence S. Levy, President, Chief Executive Officer and Director

August 6, 2008	By:	/s/ Neil N. Hasson
Date		Neil N. Hasson, Chief Financial Officer and Director

August 6, 2008	By:	/s/ Errol Glasser
Date		Errol Glasser, Director

EXHIBIT INDEX

Exhibit No.	Description of Document

3.1(i)(a)	Restated Certificate of Incorporation of the Company (filed as exhibit 3.1(i)(a) to the Company's Form 10-Q dated November 19, 2002, and incorporated herein by reference).

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

10.18
Contingent Payment Agreement, dated October 16, 2002, between the Company and William R. Ponsoldt, Sr. (filed as exhibit 99.3 to Company's Current Report on Form 8-K filed October 18, 2002, and incorporated herein by reference).*

Exhibit No.	Description of Document

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

10.42	Stock Option Agreement, dated as of June 14, 2005 between the Company and Laurence S. Levy (incorporated by reference from an Amendment to Schedule 13D filed on June 24, 2005). *

10.43	Stock Option Agreement, dated as of June 14, 2005 between the Company and Neil Hasson (incorporated by reference from an Amendment to Schedule 13D filed on June 24, 2005). *

10.44	Stock Option Agreement, dated as of April 1, 2006 between the Company and Laurence S. Levy (incorporated by reference from the Company's Quarterly Report on Form 10-QSB filed on May 19, 2006). *

10.45	Stock Option Agreement, dated as of August 14, 2007 between the Company and Laurence S. Levy (incorporated by reference from the Company's Quarterly Report on Form 10-QSB filed on October 5, 2007). *

21	Schedule of Subsidiaries

31.1	Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Report of the Special Committee of the Company's Board of Directors, dated May 10, 2003, and adopting resolutions (filed as Exhibit 99.2 to Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003, and incorporated by reference herein).

__________________
*	Indicates that exhibit is a management contract or compensatory plan orarrangement.

Regency Affiliates, Inc. and Subsidiaries

Consolidated Financial Statements

December 31, 2007 and 2006

Regency Affiliates, Inc. and Subsidiaries
Index to the Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements

Consolidated Balance Sheets	F-2 – F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Changes in Shareholders' Equity	F-5

Consolidated Statements of Cash Flows	F-6 – F-7

Notes to Consolidated Financial Statements	F-8 – F-23

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Regency Affiliates, Inc. and Subsidiaries

We have audited the consolidated balance sheets of Regency Affiliates, Inc. and Subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regency Affiliates, Inc. and Subsidiaries as of December 31, 2007 and 2006 and the results of its consolidated operations, changes in shareholder's equity and cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
August 5, 2008

Regency Affiliates, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2007	2006
Assets

Current Assets
Cash and cash equivalents	$253,566	$613,253
Marketable securities	9,782,234	9,485,300
Accrued interest receivable, net of allowance of $644,109 in both years	-	-
Other current assets	344,539	141,151

Total Current Assets	10,380,339	10,239,704

Property, plant and equipment, net	13,117	4,004

Investment in partnerships / LLC	9,563,717	8,072,374

Deferred tax asset	1,245,500	-

Other	1,300	1,300

Total Assets	$21,203,973	$18,317,382

See notes to the consolidated financial statements.

Regency Affiliates, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2007	2006
Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable and accrued expenses	$391,651	$473,926

Total Current Liabilities	391,651	473,926

Shareholders' equity

Serial preferred stock, Series C and D, not subject to mandatory redemption, 234,544 shares in 2007 and 605,291 shares in 2006 outstanding; (Maximum liquidation preference $21,141,940 in 2007 and $24,849,410 in 2006)	486,076	1,052,988

Common stock, par value $0.01; 8,000,000 shares authorized;
3,531,812 in 2007 and 3,103,078 in 2006 issued; 3,465,544 in 2007 and 3,036,810 in 2006 outstanding	35,319	31,031

Additional paid-in capital	7,112,199	6,417,739
Readjustment resulting from quasi-reorganization at December 1987	(1,670,596)	(1,670,596)
Retained earnings	15,258,174	12,421,144
Note receivable-sale of stock, net of allowance of $2,440,000	-	-
Treasury stock, 66,268 shares at cost	(408,850)	(408,850)

Total Shareholders' Equity	20,812,322	17,843,456

	$21,203,973	$18,317,382

See notes to the consolidated financial statements.

Regency Affiliates, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,
	2007	2006

Net Sales	$-	$-

Costs and expenses
General and administrative expenses	(1,426,370)	(2,276,666)

Loss from operations	(1,426,370)	(2,276,666)

Other income (expense)
Income from equity investment in partnerships	2,695,978	3,004,241
Interest expense	-	(63,863)
Impairment of loans	-	(644,109)
Interest and dividend income	431,552	631,590
Unrealized investment gains (losses)	(3,957)	2,525

Net income before income taxes	1,697,203	653,718

Income tax expense (benefit)	(1,139,827)	112,651

Net Income	$2,837,030	$541,067

Net income per common share:

Basic
Net income per common share	$0.82	$0.17
Weighted average number of shares	3,475,932	3,110,209

Diluted
Net income per common share	$0.76	$0.14
Weighted average number of shares	3,710,303	3,822,732

See notes to the consolidated financial statements.

Regency Affiliates, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2007 and 2006

						Readjustment
					Additional	Resulting		Note			Total
	Preferred Stock		Common Stock		Paid in	from Quasi-	Retained	Receivable	Treasury Stock		Stockholders'
	Shares	Amount	Shares	Amount	Capital	Reorganization	Earnings	Sale of Stock	Shares	Amount	Equity

Balance – January 1, 2006	605,291	$1,052,988	3,121,412	$31,204	$8,737,321	$(1,670,596)	$11,880,077	$(2,440,000)	55,000	(337,795)	$17,253,209

Exercise of stock options	-	-	3,000	30	9,570	-	-	-	-	-	9,600

Stock options granted to officer	-	-	-	-	250,000	-	-	-	-	-	250,000

Common stock issued to directors	-	-	2,000	20	12,286	-	-	-	-	-	12,306

Purchase treasury shares	-	-	-	-	-	-	-	-	34,602	(222,726)	(222,726)

Reserve for uncollectible note	-	-	-	-	(2,440,000)	-	-	2,440,000	-	-	-

Retirement of treasury shares	-	-	(23,334)	(233)	(151,438)	-	-	-	(23,334)	151,671	-

Net income	-	-	-	-	-	-	541,067	-	-	-	541,067

Balance - December 31, 2006	605,291	1,052,988	3,103,078	31,031	6,417,739	(1,670,596)	12,421,144	-	66,268	(408,850)	17,843,456

Exercise of stock options	-	-	13,000	130	22,145	-	-	-	-	-	22,275

Stock options granted to officer	-	-	-	-	197,750	-	-	-	-	-	197,750

Conversion of preferred shares	(370,747)	(566,912)	430,473	4,305	562,607	-	-	-	-	-	-

Purchase treasury shares	-	-	-	-	-	-	-	-	14,739	(88,189)	(88,189)

Retirement of treasury shares	-	-	(14,739)	(147)	(88,042)	-	-	-	(14,739)	88,189	-

Net income	-	-	-	-	-	-	2,837,030	-	-	-	2,837,030

Balance - December 31, 2007	234,544	$486,076	3,531,812	$35,319	$7,112,199	$(1,670,596)	$15,258,174	$-	66,268	$(408,850)	$20,812,322

See notes to the consolidated financial statements.

Regency Affiliates, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006

Cash flows from operating activities
Net income	$2,837,030	$541,067
Adjustments to reconcile net income to net cash used in
operating activities
Income from equity investment in partnerships	(2,695,978)	(3,004,241)
Stock-based compensation	197,750	262,306
Depreciation and amortization	3,476	138
Impairment of notes receivable	-	644,109
Deferred income tax expense (benefit)	(1,245,500)	-
Changes in assets and liabilities
Increase in accrued interest receivable	-	(144,876)
Increase in other current assets	(203,388)	130,430
Decrease in accounts payable and accrued expenses	(82,275)	(919,207)
Net cash used in operating activities	(1,188,885)	(2,751,134)
Cash flows from investing activities
Purchases of property and equipment	(12,589)	(4,142)
Distribution of earnings from partnership	1,204,635	1,428,177
Purchases of marketable securities	(104,796,934)	(112,993,310)
Proceeds from sales of marketable securities	104,500,000	109,500,000
Net cash provided by (used in) investing activities	895,112	(2,069,275)
Cash flows from financing activities
Proceeds from the exercise of stock options	22,275	9,600
Purchase of treasury stock	(88,189)	(222,726)
Net cash used in financing activities	(65,914)	(213,126)

(Decrease) in cash and cash equivalents	$(359,687)	$(5,033,535)
Cash and cash equivalents – beginning	613,253	5,646,788
Cash and cash equivalents – ending	$253,566	$613,253

See notes to the consolidated financial statements.

Regency Affiliates, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,
	2007	2006
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$63,863

Income taxes	$44,200	$169,158

Supplemental disclosures of non-cash investing and financing activities:

None.

See notes to the consolidated financial statements.

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of Regency Affiliates, Inc. (the "Company"), its wholly owned subsidiary, Regency Power Inc. (“Regency Power”), its wholly owned subsidiary, Rustic Crafts, Inc. ("Rustic Crafts"), its 75% owned subsidiary, Iron Mountain Resources, Inc. (“Iron Mountain”) and its 80% owned subsidiary, National Resource Development Corporation ("NRDC"). All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations - The Company has limited operations through its subsidiaries, Iron Mountain, Rustic Crafts, and NRDC.  Iron Mountain is currently an inactive entity.  Rustic Crafts was a manufacturer of decorative woods, cast marble fireplaces, and other home furnishings.  Its assets were sold in 2002, to a buyer who has since defaulted on the note (refer to Note 5 -  Note Receivable).  Except for its collection efforts from the buyer, Rustic Crafts has not engaged in any significant operations since 2002. NRDC’s principal asset consists of previously quarried and stockpiled rock (“Aggregate”) inventory located at a mine site in Michigan.  The Company has never consummated sales of significant amounts of the Aggregate.  In 2005, based on a fair value appraisal, the Aggregate was deemed to have no value and a full valuation was taken against the asset.   There have been only limited sales of Aggregate in recent years.

Regency Power owns a 50% interest in MESC Capital, LLC, a Delaware limited liability company (“MESC Capital”).  MESC Capital owns a 100% interest in Mobile Energy Services, Company, LLC, an Alabama limited liability company (“Mobile Energy”), which owns an on-site energy facility that supplies steam and electricity to a Kimberly-Clark tissue mill in Mobile, Alabama.  Also refer to Note 4, “Investment in MESC Capital LLC,” for additional information.

In addition, the Company holds a limited partnership interest in Security Land and Development Company Limited Partnership (“Security Land”), which owns and operates 34.3 acres of land and rental property of approximately 717,000 square feet in Woodlawn, Maryland, which is occupied by the United States Social Security Administration’s Office of Disability and International Operations. In November, 2000, the Company acquired a 5% limited partnership interest in 1500 Woodlawn Limited Partnership, the general partner of Security Land.  Also refer to Note 3, “Investment in Security Land and Development Company Limited Partnership,” for additional information.

Earnings Per Share - Basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share of common stock reflects the maximum potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and would then share in the net income of the Company.  Also refer to Note 11, "Basic and Diluted Earnings Per Share," for additional information.

Stock Based Compensation - The Company accounts for stock and stock options issued for services and compensation by employees under the fair value method. For non-employees, the fair market value of the Company’s stock is measured on the date of stock issuance or the date an option/warrant is granted. The Company determined the fair market value of the options issued under the Black-Scholes Pricing Model. Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), “Share-based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant).

Fair Value of Financial Instruments - The fair values of cash, other current assets, accounts payable and accrued expenses approximate their carrying values because of the short maturity of these financial instruments.

Limitations – Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

These items consist of the following at December 31, 2007 and 2006:

	2007	2006
Machinery and equipment	$50,697	$47,850
Leasehold improvements	9,742	-
	60,439	47,850
Accumulated depreciation	47,322	43,846
	$13,117	$4,004

Depreciation expense for the years ended December 31, 2007 and 2006 was $3,476 and $138, respectively.

Investments – The Company uses the equity method of accounting for investments in equity securities in which it has more than a 20% interest, but does not have a controlling interest and is not the primary beneficiary. The Company uses the cost method of accounting for investments in equity securities in which it has a less than 20% equity interest and virtually no influence over the investee’s operations.

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

In December, 2001 the aggregate inventory was sold to Iron Mountain, a 75% owned subsidiary of the company. The purchase price was $18,200,000 and was payable, with interest of 2.46%, in ninety-six equal payments of principal and interest commencing in December, 2003. The intercompany gain on this transaction was eliminated in the consolidation process resulting in the aggregate inventory being carried at its historical cost. On February 9, 2005, in lieu of foreclosure, Iron Mountain reconveyed the aggregate inventory back to NRDC and the note was deemed satisfied. Based upon a subsequent fair market value appraisal, the aggregate inventory was deemed to have no value, and as such a full valuation allowance of $832,427 was taken in 2005.

Income Taxes - The Company utilizes Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax basis of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those temporary differences that have future tax consequences using the current enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. In some situations SFAS 109 permits the recognition of expected benefits of utilizing net operating loss and tax credit carryforwards. Valuation allowances are established based upon management's estimate, if necessary. Income tax expense (benefit) is the current tax payable or refundable for the period plus or minus the net exchange in the deferred tax assets and liabilities.

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

Note 2. Marketable Securities

The cost and fair value of the Company's investments in marketable securities are as follows:

Trading securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

As of December 31, 2007:
9,800,000 US Treasury bills	$9,786,191	$-	$3,957	$9,782,234

As of December 31, 2006:
9,500,000 US Treasury bills	$9,482,775	$2,525	$-	$9,485,300

Note 3. Investment in Security Land and Development Company Limited Partnership

In November 1994, the Company purchased, for $350,000, a limited partnership interest in Security Land, which owns and operates an office complex. The Company has limited voting rights and is entitled to allocations of the profit and loss of Security Land and operating cash flow distributions, as amended (see below).

Security Land was organized to own and operate two buildings containing approximately 717,000 net rentable square feet consisting of a two-story office building and a connected six-story office tower. The buildings were purchased by Security Land in 1986 and are located on approximately 34.3 acres of land which is also owned by Security Land. The buildings have been occupied by the United States Social Security Administration's Office of Disability and International Operations for approximately 30 years under leases between the United States of America, acting by and through the General Services Administration ("GSA"). Effective November 1, 1994, Security Land and the GSA entered into a nine-year lease for 100% of the building. In March 2003, the GSA agreed to extend the terms of the lease through October 31, 2018. Security Land has received an opinion of the Assistant General Counsel to the GSA that lease payments are not subject to annual appropriation by the United States Congress and the obligations to make such payments are unconditional general obligations of the United States Government.

In April 2003, the Company entered into an amendment to the Security Land partnership agreement. The amendment provides for the distribution of the net proceeds of a loan to Security Land to the Company and the non-Company partners on a 50/50 basis, provided that such allocation would result in a minimum distribution to the Company of $39,000,000 (a "qualified financing"). This qualified financing was obtained in June 2003 (see below). The amendment also provides that, following the qualified financing, the Company will be entitled to (i) 95% of Security Land's distributions of cash flow until it has received $2,000,000 of such distributions, and thereafter 50% of such distributions, and (ii) once it has received $2,000,000 of cash flow distributions, it will receive $180,000 annual management fee from Security Land. The foregoing percentages are inclusive of the Company's interest as a limited partner in 1500 Woodlawn Limited Partnership, the general partner of Security Land.

The refinancing of Security Land's property at 1500 Woodlawn Drive, Woodlawn, Maryland closed on June 24, 2003. US SSA LLC (a single purpose entity owned by Security Land) borrowed $98,500,000 through a public debt issue underwritten by CTL Capital, LLC. Proceeds of the refinancing were used to repay the outstanding balance of Security Land's 1994 indebtedness, to establish reserves to make capital improvements to the property, to provide reserves required by the new debt, to pay costs and expenses related to issuing the debt, to pay fees related to the lease extension with the GSA and the financing, and to make a distribution to the partners of Security Land. The debt is for a term of 15.3 years maturing October 31, 2018 at which time the loan will have been paid down to a balance of $10,000,000. Security Land also obtained residual value insurance for approximately $10,000,000. The interest cost of the financing is 4.63%. The financing is non-recourse to the Company. The Company received $41,018,943 from the Security Land distribution. In connection with the Security Land refinancing and distribution, the Company was required to repay its KBC Bank loan. The payoff amount was $14,145,410, which included a release fee and make-whole premium.

For the years ended December 31, 2007 and 2006 the Company's income from its equity investment in Security Land was $1,516,455 and $1,615,800, respectively. These funds, however, are principally committed to the amortization of the outstanding principal balance on Security Land's real estate mortgage. Security Land does not currently provide liquidity to the Company.

Summarized financial information for Security Land is as follows:

	2007	2006
Balance Sheet Data
Cash and receivables	$1,109,104	$1,098,135
Restricted cash	2,254,315	2,142,313
Real estate, net	30,456,122	32,916,330
Deferred charges, net	7,172,186	8,069,382
Other assets	350,681	322,160
Total Assets	41,342,408	44,548,320

Accounts payable and accrued expenses	350,425	235,552
Project note payable	78,459,228	83,152,857
Other liabilities	161,591	171,258
Total Liabilities	78,971,244	83,559,667

Partners' capital:
Regency Affiliates, Inc.	3,274,894	143,360
Other partners	(40,903,730)	(39,154,707)
Total Partners' Capital	(37,628,836)	(39,011,347)
Total Liabilities and Partner's Capital	41,342,408	44,548,320

Statement of Operations Data
Revenues	$13,250,867	$13,250,710
Expenses	8,033,403	8,124,183
Net operating income	5,217,464	5,126,527
Other expenses	(3,621,196)	(3,425,685)
Net income	$1,596,268	$1,700,842

Effective November 30, 2000 the Company invested $10,000 for a 5% limited partnership interest in 1500 Woodlawn Limited Partnership, the general partner of Security Land. The Company recognized income of $3,991 in 2007 and $4,253 in 2006 from this investment.

Note 4. Investment in MESC Capital LLC

On April 30, 2004, the Company, through a newly-formed, wholly-owned subsidiary called Regency Power Corporation, a Delaware corporation, acquired a 50% membership interest in MESC Capital from DTE Mobile, LLC (“DTE Mobile”), pursuant to an Assignment and Assumption Agreement dated as of April 30, 2004. The purchase price for the 50% membership interest was $3,000,000 and was funded from Regency's working capital. The terms of the Assignment and Assumption Agreement were negotiated on an arms'-length basis between Regency and DTE Mobile. DTE Mobile, which is owned by an unregulated subsidiary of a large energy company that has significant experience in owning, managing and operating electric generation and on-site energy facilities, owns the other 50% membership interest in MESC Capital.

MESC Capital was formed to acquire all of the membership interests in Mobile Energy. Mobile Energy owns an on-site energy facility that supplies steam and electricity to a Kimberly-Clark tissue mill in Mobile, Alabama. The acquisition of Mobile Energy was also consummated on April 30, 2004 pursuant to a Membership Interest Purchase Agreement, dated as of January 30, 2004, between MESC Capital and Mobile Energy Services Holdings, Inc. The purchase price under the Membership Interest Purchase Agreement, after certain pre-closing adjustments, was $33,600,000, and is subject to certain post-closing adjustments. The purchase price and working capital reserves were funded by the issuance of $28,500,000 of non-recourse debt, a total equity contribution by MESC Capital of $8,600,290, $4,300,145 of which was funded by Regency Power and $4,300,145 of which was funded by DTE Mobile, and a credit of $1,000,000 on account of existing and continuing tax-exempt indebtedness of Mobile Energy. The terms of the Membership Interest Purchase Agreement were negotiated on an arms'-length basis between MESC Capital and Mobile Energy. The Company did not participate in negotiations with respect to the Membership Interest Purchase Agreement.

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

The Company accounts for the Investment in Partnerships using the equity method, whereby the carrying value of these investments are increased or decreased by the Company's allocable share of book income or loss. The Company recognized income of $1,175,532 in 2007 and $1,384,188 in 2006 from this investment.

Summarized financial information for MESC Capital is as follows:

	2007	2006
Balance Sheet Data
Cash and cash equivalents	$7,347,784	$2,820,687
Restricted cash	1,298,930	1,759,631
Trade receivable	1,534,313	2,099,264
Current portion of net investment in direct financing lease	1,312,055	1,212,266
Inventory	3,469,905	3,428,940
Prepaid expenses and other current assets	208,546	232,235
Total current assets	15,171,533	11,553,023

Debt issuance costs and derivative instruments, net	935,278	1,626,328
Property and equipment, net	17,287	53,902
Investment in direct financing lease, net of current portion	21,789,234	23,101,289
Total assets	37,913,332	36,334,542

Accounts payable	4,711,825	1,289,754
Accrued liabilities	29,846	559,602
Current portion of long term debt	1,350,900	1,219,800
Total current liabilities	6,092,571	3,069,156

Current portion of long term debt	24,612,250	25,963,150
Total liabilities	30,704,821	29,032,306

Members’ equity	7,208,511	7,302,236
Total liabilities and members’ equity	37,913,332	36,334,542

Statement of Operations Data
Revenues	$14,893,320	$14,460,440
Expenses	11,196,293	10,225,793
Net operating income	3,697,027	4,234,647
Other income (expense)	(1,345,963)	(1,466,272)
Net income	$2,351,064	$2,768,375

Note 5. Notes Receivable

Pursuant to the sale of the net operating assets of the Company's subsidiary, Rustic Crafts, on September 30, 2002, obtained notes receivable. At December 31, 2003, these notes consisted of the following:

2003
Note receivable, 5% per annum, with monthly payments of principal and interest of $13,342, due 9/30/07	$707,000

Note receivable, 7.5% per annum, with monthly payments of principal and interest of $5,032, with a balloon payment due 9/8/06	422,271
Total	$1,129,271

In March 2004, these notes were deemed to be uncollectible due to the lack of cash flows generated and the continual default on payment terms by the RCI Wood Products, Inc. (“RCI”). The Company determined to record full impairment of the notes and any accrued interest thereon which totaled $1,182,626.

In December 2005, a stipulation of settlement was entered into in which the Company agreed to accept a total of $125,000 payable over three years in full settlement of the notes detailed above. No gain or income was recognized as a result of this settlement due to the uncertainty that the amount will actually be realized. Such recovery will be recognized upon receipt. During 2006, the Company received $3,264 of such settlement which is included in other income. In April 2006, RCI defaulted on the note. The Company has initiated an action for collection against RCI and a personal guarantor on the note. RCI has filed for protection under Chapter 11 of the United States Bankruptcy Code and the Company received a judgment on the personal guarantee. The Company has initiated collection against the personal guarantee.

Note 6. Serial Preferred Stock

At December 31, 2007 and 2006, the Company had 2,000,000 of authorized shares of $.10 par value serial preferred stock. Serial preferred stock at December 31, 2007 and 2006, all of which is convertible and cumulative, consists of:

	Shares		Value
				2007		2006
	Designated	Outstanding	Carrying	Liquidation		Liquidation
Series C, $100 stated
value, cumulative	210,000	208,850	$229,136	$20,885,000	(a)	$20,885,000

Series B, $10 stated
value, 6% cumulative				-		3,707,470

Junior Series, D, $10
Stated value, 7%
Cumulative	26,000	25,694	256,940	256,940	(b)	256,940

	236,000	234,544	$486,076	$21,141,940		$24,849,410

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

Generally the preferred shares have limited voting rights. However, in the event dividends payable on the Series C shares are accumulated and unpaid for seven quarterly dividends (whether or not declared and whether or not consecutive), the holders of record of the Series C shares, shall thereafter have the right to elect two directors (each) until all arrears in required cash dividends (whether or not declared) on such shares have been paid. The Company's bylaws provide for eight members on its Board of Directors.

On February 16, 2007, the Company exercised its right to redeem all of the 370,747 issued and outstanding shares of Series B Stock, payable on March 15, 2007. The aggregate redemption price of 430,473 shares of the Company’s common stock, at $6.65 per share, was $2,862,645. As this amount is less than the original debt obligations exchanged with the preferred stockholders, which represented their investment in 1991 of $3,707,470, no deemed dividend or beneficial conversion feature has been recognized by the Company in the current period. This transaction resulted in the retirement by the Company of all issued and outstanding Series B stock.

Note 7. Stock Option and Note Receivable - Statesman

Effective June 3, 1997, the Company issued options to purchase 6.1 million (pre-2002 10-1 reverse split) shares of common stock to Statesman Group, Inc. (“Statesman”). The options were issued to Statesman in order to secure the release of Mr. William R. Ponsoldt, Sr. to serve as President and Chief Executive Officer of the Company and to recognize in part, the amendment to the Series C preferred shares under which Statesman forfeited certain common stock conversion rights with respect thereto. Statesman also agreed to provide loan guarantees not to exceed the sum of $300,000 upon the request of the Company and a showing of reasonable need. Statesman and/or its affiliated interests have provided loan guarantees and/or unsecured prime interest rate direct loans to the Company exceeding $2,000,000 since June 1997.

On October 15, 2001 Statesman exercised in full its option, which had been granted in 1997, to acquire 610,000 post-reverse-split shares of the Company's common stock. The exercise was made pursuant to an agreement which provided for (1) a purchase price at $0.40 per share (par value) rather than the formula price in the option, which would have yielded 25% less to the Company, (2) the execution of a note from Statesman to the Company in the principal amount of $2,440,000 payable in five years with interest to accrue at the prevailing prime rate and (3) the obligation to be collateralized by the 610,000 post-reverse-split common shares of the Company purchased upon exercise of the option as well as the 20% remaining interest in the Company's 80% owned subsidiary, NRDC.

On October 16, 2002, in Amendment No. 1 to the Pledge Agreement dated as of October 15, 2001, the Pledge Agreement was amended to provide the obligation to be collateralized by 208,650 shares of the Company’s Series C preferred shares in lieu of the 610,000 post-reverse-split common shares, as well as the 20% remaining interest in the Company’s 80% owned subsidiary, NRDC.

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

As of December 31, 2007, through the date of this Form 10-KSB, the Company has not collected the $2,440,000 note and accrued interest of approximately $644,000 which was due on September 30, 2006 from Statesman. The Company has sent demand and default notices to Statesman but has not received a response to date. Per the terms of the Pledge Agreement, upon event of default, overdue principal and overdue interest will bear interest, payable upon demand, at a rate of twelve percent (12%) per annum, and the pledged securities may be transferred into the Company’s name, or sold for proceeds to satisfy the obligation and collection costs incurred. As of December 31, 2007, the Company has reserved the receivable balance in full while it continues its collection efforts. The reserve adjustment included a charge to impairment of loans as other expense, and an allowance against the note during the year ended December 31 2006.

Note 8. Stock Based Compensation

2003 Incentive Stock Plan

Effective as of March 17, 2003, the Company’s Board of Directors and Stockholders approved and adopted the 2003 Stock Incentive Plan (the “2003 Plan”). The 2003 Plan allows the Administrator (as defined in the 2003 Plan), currently the Compensation Committee, to determine the issuance of incentive stock options, non-qualified stock options and restricted stock to eligible employees and outside directors and consultants of the Company. The Company has reserved 500,000 shares of common stock for issuance under the 2003 Plan. The exercise price of any option granted under the 2003 Plan is determined by the Administrator, and no option or award exercise date can exceed ten years from the grant date.

On August 14, 2007, the Company granted 50,000 stock options to the Company’s Chief Executive Officer under the 2003 Plan. The options granted have a term of 10 years and vest immediately. On April 1, 2006, the Company granted 50,000 stock options to the Company’s Chief Executive Officer. These options have a term of 10 years and vest immediately.

The fair value of the stock options granted during 2007 and 2006, respectively, under the 2003 Plan was $197,750 and $250,000. Each stock option award is estimated as of the date of grant using a Black-Scholes option valuation model that uses the assumptions noted below. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of the Company's stock-based compensation was estimated using the Black-Scholes option pricing model which requires highly subjective assumptions including the expected stock price volatility. The fair value of the Company's stock options was estimated using the following assumptions: no expected dividends, risk free interest rate of 4.73% and 3.5%, expected average life of 10 years and an expected stock price volatility of 67% and 90%, for each of the years ended December 31, 2007 and 2006, respectively. The weighted average fair value of options granted was $3.96 during 2007 and $5.00 during 2006.

The following is a summary of the status of the Company's options for the years ended December 31, 2007 and 2006:

	Exercise Price Range	Options	Average Exercise Price	Average Contract Life
Outstanding at 1/1/06	$.40 - 2.40	302,000	$2.12	10
Issued	6.27	50,000	6.27	10
Exercised, forfeited or expired	1.60-4.00	(8,000)	.40	10
Outstanding at 12/31/06	$.40 – 6.27	344,000	$2.76	10

	Exercise Price Range	Options	Average Exercise Price	Average Contract Life
Outstanding at 1/1/07	$.40 - 6.27	344,000	$2.12	10
Issued	5.10	50,000	5.10	10
Exercised, forfeited or expired	.40-2.40	(14,000)	.40	10
Outstanding at 12/31/07	$1.35– 6.27	380,000	$3.08	10

Note 9. Income Taxes

As referred to in Note 1, the Company accounts for income taxes under SFAS 109, “Accounting for Income Taxes”. The deferred taxes are the result of long-term temporary differences between financial reporting and tax reporting for depreciation, earnings from the Company’s partnership investment in Security Land and Development Company Limited Partnership related to depreciation and amortization and the recognition of income tax carryforward items.

At December 31, 2007 and 2006, the Company’s net deferred tax asset, utilizing a 34% effective tax rate, respectively, consists of:

	2007	2006
Deferred tax assets:
Net operating loss carryforward	2,491,000	1,992,000
Valuation allowance	(1,245,500)	(1,992,000)
Subtotal	$1,245,500	$--

The valuation allowance reduces the net deferred tax asset to the amount that will more likely than not be realized. This reduction is necessary due to uncertainty of the Company’s ability to utilize the net operating loss (“NOL”) and tax credit carryforwards before they expire. The primary income of the Company is derived from its investments in Security Land (Note 3) and MESC Capital (Note 4), and future utilization of the carryforwards against this income cannot be determined with certainty.

As of December 31, 2006, both investments generated book income, but were insufficient to generate taxable income. For the year ended December 31, 2006, the NOL increased to approximately $5,859,000. As a result, the Company was unable to determine if the deferred tax assets were more likely than not to be realized. Accordingly, a valuation allowance of 100% was deemed to be appropriate as of December 31, 2006.

For the year ended December 31, 2007, the income from these investments, coupled with declines in general and administrative expenses were sufficient to generate taxable income for the year. As a result, the Company reconsidered the need for a valuation adjustment to the NOL’s. To analyze the need for a valuation allowance, estimates of future taxable income were made using estimates of continuing income from Security Land and MESC Capital and future general and administrative expenses. The result of these analyses were that the Company estimates that as of December 31, 2007, approximately 50% of the NOL’s will be utilized prior to their expiration. In making these estimates, the Company was required to make certain assumptions regarding future events in both entities, which are managed by third parties. The future profitability of Security Land and MESC Capital are dependent on future events outside the control of management; future events often do not occur as anticipated and the deviations from estimated earnings can be material. The 50% adjustment to the valuation allowance of the deferred tax asset yields a $1,245,500 net deferred tax asset, as reflected on the balance sheet at December 31, 2007, for use in future periods.

For regular federal income tax purposes, the Company has remaining net operating loss carryforwards of approximately $7,327,000. These losses can be carried forward to offset future taxable income and, if not utilized, will expire in varying amounts beginning in 2024. The Company’s tax returns have not recently been examined by the Internal Revenue Service (“Service”) and there is no assurance that the Service would not attempt to limit the Company’s use of its net operating loss and tax credit carry forwards.

The Company and the general partner of Security Land are in disagreement as to the manner in which taxable income of Security Land is to be allocated pursuant to the partnership agreement and applicable law, and for years 2004 through 2007, the Company has reported taxable income (loss) from Security Land in a manner it believes is proper, but which was different than the manner reported by Security Land.

For the years ended December 31, 2007 and 2006, the tax effect of net operating loss carryforwards reduced the current provision for regular Federal income taxes by approximately $541,000 and $206,000, respectively. At December 31, 2007 and 2006, the Company has provided $105,673 and $112,651, respectively, for taxes which relate to state income taxes.

The provision (benefit) for income taxes is as follows for the years ended December 31,:

	2007	2006
Current	$105,673	$112,651
Deferred	(1,245,500)	-
	$(1,139,827)	$112,651

The difference between income tax benefits in the financial statements and the tax benefit computed at the applicable statutory rates of 34% at December 31, 2007 and 2006 is as follows:

	2007	2006

Federal expense (benefit) at the statutory rate	34.0%	34.0%
State tax expense	6.2	3.8
Benefit of net operating loss carry forward	(34.0)	(34.0)
Valuation Allowance	(73.4)	-0-
Effective tax rate of income tax expense (benefit)	(67.2)%	3.8%

As of December 31, 2007, approximately $332,800 of state taxes were remitted on the Company’s behalf by its Security Land limited partnership interest. These prepaid taxes are included in Other Current Assets on the Balance Sheet.

Note 10. Employment Agreements

In connection with the 2002 redemption of Statesman's interest, each of the Company's directors resigned effective October 28, 2002 with successors appointed by Royalty Management, LLC (“Royalty”), the holder of certain notes payable. Simultaneously, all officers of the Company resigned and were replaced by Laurence S. Levy (an affiliate of Royalty) as CEO and Neil Hasson (an affiliate of Royalty) as CFO and Secretary. On October 16, 2002, the Company entered into Employment Agreements with Mr. Levy and Mr. Hasson, with terms as follows:

Laurence S. Levy - base annual salary of no less than $150,000 per annum, discretionary annual bonus, options to purchase 25,000 shares of common stock at an exercise price of $1.35 per share, benefits, expense reimbursement and insurance (including, but not limited to, life, travel accident, health). Effective April 1, 2006, Mr. Levy’s salary is $200,000 per annum.

Neil Hasson - base annual salary of no less than $50,000 per annum, discretionary annual bonus, options to purchase 25,000 shares of common stock at an exercise price of $1.35 per share, benefits, expense reimbursement and insurance (including, but not limited to, life, travel accident, health).

On November 22, 2002, Mr. Hasson resigned as Secretary of the Company and the position was filled by Carol Zelinski.

Note 11. Basic and Diluted Earnings Per Share

Net income per common share is determined in accordance with Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings per Share" ("FAS 128").  Under the provisions of FAS 128, basic net income per common share is computed by dividing the net income applicable to common shares by the weighted average number of common shares outstanding during the period.  Weighted average common shares include shares of the Company's stock.  Diluted net income per common share adjusts basic net income per common share for the effects of convertible preferred stock, outstanding stock options and any other potentially dilutive instruments, only in the periods in which such effect is dilutive under the treasury stock method.

A reconciliation of the numerators and denominators of basic and diluted earnings per share as of December 31, 2007 and 2006 consists of the following:

	December 31, 2007		December 31, 2006
	Basic	Dilutive	Basic	Dilutive
Weighted average number of shares outstanding	3,475,932	3,475,932	3,110,209	3,110,209

Common Stock equivalent shares
Preferred shares Series D	-	44,841	-	41,576
Preferred shares Series B	-	-	-	469,286
Options (treasury stock method)	-	189,530	-	201,661

Total weighted average and equivalent shares	3,475,932	3,710,303	3,110,209	3,822,732

Net Income	$2,837,030	$2,837,030	$541,067	$541,067

Earnings per share, basic and dilutive	$0.82	$0.76	$0.17	$0.14

Options to purchase 380,000 and 344,000 shares of common stock at varying prices were outstanding at December 31,  2007 and 2006, respectively.  The options were issued pursuant to the 2003 Stock Incentive Plan, as amended, and expire at varying dates through August 2017.

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are antidilutive and therefore not included in the computation of diluted net income per common share.  For the years ended December 31, 2007 and 2006, 50,000 of such options have been excluded from the above computations for each year.

Convertible preferred Series D stock outstanding at December 31, 2007 and 2006 were converted to 44,841 and 41,576 shares of common stock for the above dilutive earnings per share computations, respectively.

Convertible preferred Series B shares were converted into 430,473 shares of common stock during 2007.  As of December 31, 2006, the preferred Series B shares were converted to 469,286 shares of common stock equivalents for the dilutive earnings per share computations, assumed effective as of January 1, 2006.

Note 12. Related Party Transactions

Pursuant to a License Agreement entered into in March 2003, Royalty Management, Inc., which is wholly-owned by Laurence Levy, the Company's President and a director, provides New York City office space, office supplies and services to the Company for $126,000 per year.

During the year ended December 31, 2007, a director of the Company exercised 2,500 stock options at an exercise price of $2.40 per share and 2,500 stock options at an exercise price of $1.53 per share. Also during the year two former directors of the Company each exercised stock options to purchase 1,000 shares of the Company’s common stock at an exercise price of $1.60 per share.

During the year ended December 31, 2007, the Company purchased 5,439 shares of its common stock from a consultant of the Company at a cost of $5.10 per share, or $27,739, and subsequently retired such shares of common stock from treasury. The Company also issued 6,000 shares of common stock to the consultant upon the exercise of 1,000 stock options at an exercise price of $1.60 per share and 5,000 stock options at an exercise price of $1.53 per share.

During the year ended December 31, 2007, the Company issued options to an officer of the Company to purchase 50,000 shares of its common stock, pursuant to the Issuer’s 2003 Stock Incentive Plan, as amended. The options expire on August 14, 2017 and have an exercise price of $5.10 per share.

During the year ended December 31, 2007, the Company repurchased 9,300 shares of its outstanding common stock at a cost of $60,450. The shares of common stock were then subsequently retired from the treasury.

During the year ended December 31, 2007, the Company accrued directors’ fees of $50,500 for services rendered.

During the year ended December 31, 2007, the Company exercised its right to redeem all outstanding shares of Series B preferred stock in exchange for 430,473 shares of the Company’s common stock.

During the year ended December 31, 2006, the Company repurchased the shares of common stock of a former director as part of a legal settlement. The stock was purchased at a price of $6.50 per share at a total cost of $189,371. Subsequently, the Company retired 23,334 of these shares from the treasury.

During the year ended December 31, 2006, two directors of the Company received 1,000 shares each for services at a total cost of $12,306.

During the year ended December 31, 2006, two directors of the Company were paid $15,000 each for directors’ fees and services rendered to the Company in such capacity.

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

The defendants in the Delaware Action, other than Statesman, are entitled to be indemnified by the Company for damages, if any, and expenses, including legal fees, they may incur as a result of the lawsuit, subject to certain circumstances under which such indemnification is not available. In addition, other than with respect to the claims against the current director defendants in their capacities as such, the claims contained in the Delaware Action are not covered by insurance, as the Company's carrier has declined coverage on the basis of the "insured vs. insured" exclusion since one of the named plaintiffs, Donald D. Graham, was previously a director of the Company. The Company has submitted a claim to its carrier with respect to the claims in the Delaware Action against the current director defendants. No assurance can be given as to the position that the carrier will take with respect to such claims.

On April 28, 2008, the parties executed a memorandum of understanding (the "MOU") reflecting an agreement in principle to settle that class action. If the settlement is consummated, the Company will pay $3,000,000 plus interest (as provided in the MOU) to the plaintiff class. The plaintiff class is defined in the MOU as all record and beneficial owners of the Company’s common stock on October 17, 2002, including any and all of their respective successors in interest, predecessors, representatives, trustees, executors, administrators, heirs, immediate and remote, and any person or entity acting for or on behalf of, or claiming under any of them, and each of them. The plaintiff class does not include the defendants, members of their families, affiliates of the defendants, and those individuals or entities who solely held securities convertible into the Company’s common stock or options to purchase the Company’s common stock. The Company will make that payment pursuant to its obligation to indemnify the defendants who are former directors of the Company. The MOU provides that the Company will undertake an appropriate process to determine if indemnification of its former directors is appropriate under Delaware law. The MOU expressly provides that the defendants admit no wrongdoing but have agreed to the MOU to eliminate the uncertainty, distraction, burden and expense of further litigation. The settlement will not occur if the Company determines that no such indemnification is appropriate or the Court of Chancery refuses to approve the settlement. There can be no assurance that the settlement will occur.

(iv) The Company has significant tax loss and credit carryforwards and no assurance can be provided that the Internal Revenue Service would not attempt to limit or disallow altogether the Company's use, retroactively and/or prospectively, of such carryforwards, due to ownership changes or any other reason. The disallowance of the utilization of the Company's net operating loss would severely impact the Company's financial position and results of operations due to the significant amounts of taxable income (generated by the Company's investment in Security Land and MESC Capital) that has in the past been, and may in the future be, offset by the Company's net operating loss carryforwards (See Note 9).

(v) Royalty, an affiliate of the company's management, beneficially owns approximately 52% of the Company's common stock. As a result, Royalty has the ability to control the outcome of all matters requiring shareholder approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of the Company's assets.

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

(viii) The Company and the general partner of Security Land are in disagreement as to the manner in which taxable income of Security Land is to be allocated pursuant to the partnership agreement and applicable law, and for 2004, 2005 and 2006, the Company reported taxable income (loss) from Security Land in a manner the Company believes is proper, but which was different than the manner reported by Security Land.

Note 14. Lease Commitments

Regency leases office space and is committed to minimum lease payments through June 30, 2009 under an operating lease for premises, as follows:

2008	$21,600
2009	10,800
Total	$32,400

Rent expense was $20,325 and $18,511 for the years ended December 31, 2007 and 2006, respectively.

Note 15.  Simplified Employee Pension – Individual Retirement Account (SEP-IRA)

The Company had adopted a SEP-IRA Plan in 2004.  During the years ended December 31, 2007 and 2006, the Company made contributions of $74,250 and $67,375, respectively, to the SEP-IRA Plan.  The SEP-IRA Plan covers all employees who received compensation from the Company during the year.  Employer contributions are discretionary and determined annually.  In addition, the SEP-IRA Plan allows participants to make elective deferral contributions through payroll deductions.

Note 16. Filing of Going Private Proxy Statement

On December 14, 2005, the Company filed with the SEC a preliminary Schedule 13E-3 Transaction Statement with respect to a going private transaction and a preliminary Schedule 14A Proxy Statement soliciting stockholders to vote on amending the Company’s certificate of incorporation to provide for a 1-for-100 reverse stock split (the “Reverse Stock Split”) followed immediately by a 50-for-1 forward stock split of the Company’s common stock (the “Forward Stock Split”), which would result in the reduction of the number of common stockholders of record of the Company to fewer than 300. This will permit the Company to discontinue the obligations of filing annual and periodic reports and make other filings with the SEC. Once the Schedule 13E-3 Transaction Statement and Schedule 14A Proxy Statement are approved in a definitive form by the SEC, the Company will mail copies to all of its stockholders describing all of the material terms of the Reverse Stock Split and Forward Stock Split. The Company currently intends to effect the Reverse Stock Split and Forward Stock Split as soon as possible thereafter.

Note 17. New Accounting Standards

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”, which defines fair value, creates a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company will adopt SFAS 157 as of January 1, 2008, as required. SFAS 157 is not expected to have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115. SFAS 159 permits all entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value at specified election dates. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate the volatility in reported earnings caused by measuring related and liabilities differently without having to apply complex hedge accounting provisions. The associated unrealized gains and losses on the items for which the fair value option has been elected shall be reported in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We will adopt SFAS 159 on its effective date. Based on the provisions of SFAS 159, the difference between the carrying value and fair value will be recognized at the adoption date as a cumulative-effect adjustment to the opening balance of retained earnings. SFAS 159 is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations”. SFAS 141(R) establishes principles and requirements for an acquirer, which improves the relevance, representational faithfulness and comparability of information provided by a reporting entity in its financial reports about business combinations and its effects. SFAS 141(R) is effective prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is unable to currently estimate the impact of SFAS 141(R) on its financial statements.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements (an amendment of ARB No. 51)”. SFAS 160 establishes accounting and reporting standards designed to improve the relevance, comparability and transparency of the financial information provided in a reporting entity’s consolidated financial statements. SFAS 160 requires that ownership interests in subsidiaries held by parties, other than the parent, to be clearly identified, labeled and presented in the consolidated balance sheet within the equity, but separate from the parent’s equity; net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations; changes in the parent’s ownership interest to be accounted for as equity transactions, if a subsidiary is deconsolidated and any retained noncontrolling equity investment to be measured at fair value; and that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and noncontrolling owners. SFAS 160 is effective for fiscal years and interim periods beginning on or after December 15, 2008. The Company is unable to currently estimate the impact of SFAS 160 on its financial statements.