Form 10-Q
period 2008-03-31
REGENCY AFFILIATES INC
filed 2008-09-12
CIK 99249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 001-07949

REGENCY AFFILIATES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	72-0888772
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

610 Jensen Beach Boulevard
Jensen Beach, Florida	34957
(Address of Principal Executive Office)	(Zip Code)

(772) 334-8181
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act, (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE
OUTSTANDING AS OF SEPTEMBER 10, 2008: 3,534,812

REGENCY AFFILIATES, INC.

FORM 10‑Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

Regency Affiliates, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

Assets
	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)
Current Assets
Cash and cash equivalents	$365,973	$253,566
Marketable securities	9,295,148	9,782,234
Interest receivable, net of allowance of $644,109	-	-
Other current assets	338,723	344,539

Total Current Assets	9,999,844	10,380,339
Property, plant and equipment, net	12,159	13,117
Investment in partnerships/LLC	10,251,762	9,563,717
Deferred tax asset	1,245,500	1,245,500
Other	1,300	1,300

Total Assets	$21,510,565	$21,203,973

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued expenses	$231,940	$391,651
Income taxes payable	8,000	-
Total Liabilities	239,940	391,651

Stockholders' equity
Serial preferred stock Series C and D, 234,544 shares outstanding, not subject to mandatory redemption (Maximum liquidation
preference $21,141,940)	486,076	486,076

Common stock, par value $.01; authorized 8,000,000 shares;
issued 3,531,812 shares; outstanding 3,465,544 shares	35,319	35,319

Additional paid-in capital	7,112,199	7,112,199
Readjustment resulting from quasi-reorganization at December 1987	(1,670,596)	(1,670,596)
Retained earnings	15,716,477	15,258,174
Note receivable - sale of stock, net of allowance of $2,440,000	-	-
Treasury stock, 66,268 shares at cost	(408,850)	(408,850)

Total Stockholders' Equity	21,270,625	20,812,322

Total Liabilities and Stockholders’ Equity	$21,510,565	$21,203,973

The attached notes are an integral part of these financial statements.

Regency Affiliates, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Net Sales	$-	$-

Costs and expenses
General and administrative expenses	290,449	207,664
	290,449	207,664

Loss from operations	(290,449)	(207,664)

Income (loss) from equity investment in partnerships	688,045	(185,658)
Interest and dividend income	60,707	119,057
Other income	-	1,848

Net income (loss)	458,303	(272,417)

Net income (loss) per common share:
Basic	$.13	$(.08)
Diluted *	$.12	$(.08)

Weighted average number of common shares outstanding
Basic	3,531,812	3,308,335
Diluted *	3,765,107	3,308,335

*   For the quarter ended March 31, 2007, common stock equivalents have not been included in the computation of diluted earnings per share as their effects would be anti-dilutive.

The attached notes are an integral part of these financial statements.

Regency Affiliates, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash Flows from operating activities

Net income (loss)	$458,303	$(272,417)
Adjustments to reconcile net income (loss) to
net cash used in operating activities
Depreciation and amortization	958	816
(Income) loss from equity investment in partnerships	(688,045)	185,657

Changes in operating assets and liabilities
Other current assets	5,816	6,440
Accounts payable and accrued expenses	(159,711)	(213,216)
Income taxes payable	8,000	15,138
Net cash used in operating activities	(374,679)	(277,582)

Cash flows from investing activities
Purchases of property and equipment	-	(9,742)
Proceeds from sales of marketable securities	28,800,000	12,000,000
Purchases of marketable securities	(28,312,914)	(11,996,040)

Net cash provided by (used in) investing activities	487,086	(5,782)
Cash flows from financing activities
Purchase of treasury stock	-	(60,450)
Net cash used in financing activities	-	(60,450)

Increase (decrease) in cash and cash equivalents	$112,407	$(343,814)

Cash and cash equivalents – beginning	253,566	613,253

Cash and cash equivalents – ending	$365,973	$269,439

	Three Months Ended March 31,
	2008	2007
Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$-	$-

Income taxes	$61,640	$47,862

The attached notes are an integral part of these financial statements.

REGENCY AFFILIATES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10‑Q of Rule 10-01 of Regulation S‑X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10‑KSB for the year ended December 31, 2007.

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

 Note 2.  Related Party Transactions

In December 2005, the Company’s wholly owned subsidiary, Rustic Crafts, entered into a stipulation of settlement with RCI Wood Products (“RCI”) regarding outstanding indebtedness with RCI. Under the terms of this settlement, RCI agreed to pay to Rustic Crafts the sum of $125,000 with interest at six and one-half percent per annum, payable in thirty-five (35) monthly installments of $1,088 each, commencing in January 2006.  No payments have been received since March 2006.  RCI defaulted on the note in April 2006.  The Company had initiated an action for collection against RCI and personal guarantor of the note.  In June 2008, the Company sold the above mentioned notes to a collection agency for $1,000 plus 50% of any amounts received, less expenses of up to $2,500.  To date, the Company has received $1,000 from the collection agency and the collection agency has not received any proceeds on the notes.

During the quarter ended March 31, 2007, the Company repurchased 9,300 shares of its outstanding common stock at a cost of $60,450. The shares were then subsequently retired from the treasury.

REGENCY AFFILIATES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 2.  Related Party Transactions, continued

On February 16, 2007, the Company exercised its right to redeem all of the issued and outstanding Series B Stock (370,747 shares), payable on March 15, 2007. The aggregate redemption price of 430,473 shares of the Company’s common stock, at $6.65 per share, amounted to $2,862,645. As this amount is less than the original debt obligations exchanged with the preferred stockholders, which represented their investment in 1991 of $3,707,470, no deemed dividend nor beneficial conversion feature has been recognized by the Company in the current period. This transaction resulted in the retirement by the Company of all issued and outstanding Series B Stock.

Note 3.  Uncertainties and Contingencies

During the preparation of the Company's 2004, 2005, 2006, and 2007 Federal corporation income tax returns, a dispute arose between the Company and Security Land and Development Company Limited Partnership (“Security Land”) regarding the proper amount of taxable income to be allocated to the Company and reported to the Internal Revenue Service (the "IRS") on Federal Form K-1. This dispute could not be resolved and the Company reported a different amount of income on its corporation income tax return than was reported to the IRS by Security Land. The discrepancy may cause the Company's tax returns to be audited by the IRS.  The Company believes that the outcome of any IRS examination will not affect the financial statements of the Company as net operating losses are available to offset any additional income not reported.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 was effective for the Company’s fiscal year ended December 31, 2007 and no cumulative effects are reported through March 31, 2008.

REGENCY AFFILIATES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4.  Subsequent Events

On June 11, 2008, the Company issued 3,000 shares of the Company’s common stock to a director for payment of director fees for the fiscal year ended December 31, 2006, the fiscal year ended December 31, 2007 and for the first three months of the fiscal year ending December 31, 2008.  .

On August 13, 2008, the Company issued 50,000 options to purchase shares of the Company’s common stock to an officer of the Company.  The stock options are exercisable a $4.20 per share and expire on August 13, 2018.

On August 13, 2008, the Company’s Board of Directors approved an amendment to the Company’s 2003 Stock Incentive Plan, as amended, which increased the number of authorized shares available under the Plan from 500,000 to 750,000.  All other terms of the Plan remain in full force and effect.

During the quarter ended March 31, 2008 and 2007, the Company paid $31,500 in each quarter pursuant to a license agreement entered into with Royalty Management, Inc. (“Royalty”), an entity wholly owned by Laurence Levy, the Company’s President and Chief Executive Officer, for office space, office supplies and services.

During the quarters ended March 31, 2008 and 2007, the Company incurred directors’ fees of $9,000 and $0, respectively, for services rendered of which $1,500 and $0 was accrued for the quarters ended March 31, 2008 and 2007, respectively.  As of March 31, 2008 and 2007, $14,500 and $0, respectively, was included in accrued expenses due to directors for services rendered.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10‑Q, including, but not limited to those regarding the Company's financial position, business strategy, acquisition strategy and other plans and objectives for future operations and any other statements that are not historical facts constitute "forward-looking statements" within the meaning of federal securities laws and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements expressed or implied by such forward-looking statements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effect on its business or  operations. These forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company.

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the accompanying financial statements and related notes included in Item 1 of this report.

GENERAL.

We are committed to enhancing the value of our common stock by seeking opportunities to monetize certain existing assets and by seeking new business opportunities on an opportunistic basis.

LIQUIDITY AND CAPITAL RESOURCES.

On March 31, 2008, we had current assets of $9,999,844 and stockholders' equity of $21,270,625. On March 31, 2008, we had $9,661,121 in cash and marketable securities, total assets of $21,510,565 and total current liabilities of $239,940.

The most significant sources of cash are our equity investment in MESC Capital LLC ("MESC Capital") and interest and dividends earned from existing cash and cash equivalents. In the event that cash flows from operating activities are not sufficient, we could liquidate marketable securities as necessary. We believe our cash flow from operations and existing cash and cash equivalents will be adequate to satisfy our cash needs for the next twelve months.

The most significant uses of cash are for employee compensation and professional fees for legal and accounting services.

Currently, there are no plans for external financing of current operations or holdings.

During the preparation of our 2004, 2005, 2006 and 2007 Federal corporation income tax returns, a dispute arose between the Company and Security Land regarding the proper amount of taxable income to be allocated to us and reported to the IRS on Federal Form K-1. This dispute could not be resolved and we reported a different amount of income on our corporation income tax return than was reported to the IRS by Security Land. The discrepancy may cause our tax returns to be audited by the IRS. We believe that the outcome of any IRS examination will not affect our financial statements as net operating losses are available to offset any additional income not reported.

On September 30, 2002, our subsidiary, Rustic Crafts International, Inc. ("Rustic Crafts") sold all of its operating assets subject to the assumption of certain of its liabilities. Prior to the sale, Rustic Crafts had established a $1,000,000 line of credit with PNC Bank which was guaranteed by the Company and expired on May 18, 2002. In conjunction with the Rustic Crafts asset sale, Rustic Crafts' indebtedness under the line of credit together with its $960,000 mortgage loan from PNC Bank and certain other indebtedness to PNC Bank was restructured to replace such indebtedness with five notes totaling $2,432,782 and have a ten year amortization schedule. The notes bear interest at the blended rate of 10.8% per annum. As part of the PNC Bank debt restructuring, Rustic Crafts was required to pay down the outstanding loan balance with $200,000 of the purchase price in the Rustic Crafts asset sale, and was required to make a $540,000 payment in December 2002. A $40,000 payment was made to PNC Bank in December 2002, but Rustic Crafts and the Company failed to make the balance of the December 2002 payment. Accordingly, the PNC Bank debt was subsequently modified to provide for the payment of the remaining $500,000 payment on or before June 30, 2003. On June 30, 2003, we paid all outstanding principal and interest due to PNC Bank, in satisfaction of the above described obligations. In December 2005, Rustic Crafts agreed to accept a $125,000 note from RCI Wood Products, Inc ("RCI") as a restructuring of the above named obligation. The note bears an interest rate of 6.5% and calls for payments of $1,088 per month until December 2008 at which time the balance will be due and payable. Since the quarter ended March 31, 2006, Rustic Crafts has not received any payments under this obligation. In April 2006, RCI defaulted on the note.  We have initiated an action for collection against RCI and the personal guarantor of the note.  In June 2008, we sold the above mentioned notes to a collection agency for $1,000 plus 50% of any amounts received, less expenses of up to $2,500. To date, we have received $1,000 from the collection agency and the collection agency has not received any proceeds on the notes.

In connection with the redemption of our common stock owned by Statesman Inc. ("Statesman"), we acquired from Statesman a three-year option to purchase the 20% stock interest in NRDC held by Statesman. To exercise the option, we were required to deliver to Statesman for cancellation a $2,440,000 note issued to us by Statesman in October 2001. As consideration for the option, we (i) paid Statesman $250,000, (ii) amended the note and related pledge agreement to limit our recourse under the note and (iii) transferred to Statesman certain office furniture and equipment that we owned. This option expired in October 2005. As part of the redemption, we also entered into an agreement with Statesman providing for (i) an amendment to the Certificate of Designations of the Series C Preferred Stock for the Company and (ii) certain limitations on the ability of Statesman to issue or transfer shares or other beneficial interests in Statesman or to sell, transfer, purchase or acquire any capital stock of the Company, in each case without first receiving our written confirmation that such issuance or transfer would not adversely affect our ability to utilize our tax loss carryforwards. We paid Statesman an aggregate amount of $2,730,000 in consideration of the foregoing agreements. As of March 31, 2008, through the date of this Form 10‑Q, we have not collected the $2,440,000 note and accrued interest of approximately $644,000 due from Statesman. We have sent demand and default notices to Statesman but we have not received a response to date. Per the terms of the Agreement, upon event of default, overdue principal and overdue interest will bear interest, payable upon demand, at a rate of twelve percent (12%) per annum, and the pledged securities may be transferred into our name, or sold for proceeds to satisfy the obligation and collection costs incurred. We have currently reserved the receivable balance in full while we continue our collection efforts. The reserve adjustment included a charge to impairment of loans as other expense in the 2006 statement of operations, and an allowance against the note within equity.

Filing of Going Private Proxy Statement

On December 14, 2005, we filed with the SEC a preliminary Schedule 13E-3 Transaction Statement with respect to a going private transaction and a preliminary Schedule 14A Proxy Statement soliciting stockholders to vote on amending our certificate of incorporation to provide for a 1-for-100 reverse stock split (the “Reverse Stock Split”) followed immediately by a 50-for-1 forward stock split of our common stock (the “Forward Stock Split”), which would result in the reduction of the number of common stockholders of record of the Company to fewer than 300. This will permit us to discontinue the filing of annual and periodic reports and other filings with the SEC.  Once the Schedule 13E-3 Transaction Statement and Schedule 14A Proxy Statement are approved in a definitive form by the SEC, we will mail copies to stockholders. We currently intend to effect the Reverse Stock Split and Forward Stock Split as soon as possible after such distribution.

RESULTS OF OPERATIONS

2008 Compared to 2007

For the three months ended March 31, 2008 and March 31, 2007:

No revenue was generated by the Company in these periods.

General and administrative expenses increased by $82,785 or 39.9% to $290,449 in 2008 compared to $207,664 in 2007 primarily due to an increase in professional fees of $65,542 and an income tax expense increase of $12,000.

Income from equity investment in partnerships increased by $873,703, 470.6% higher than 2007.  Our investment in MESC Capital produced income of approximately $250,000 in the quarter ended March 31, 2008 as compared to a net loss of approximately $537,00 in the quarter ended March 31, 2007 due to increased repairs and maintenance MESC Capital performed in the same period in 2007.  Our investment in Security Land returned income of approximately $438,000 in the quarter ended March 31, 2008 as compared to $351,000 in the quarter ended March 31, 2007 as revenue increased by $23,811 primarily due to rental income increase related to the consumer price index and expenses decreased by $63,277 relating to a reduction in professional fees, maintenance costs and interest expense.

Net income increased by $730,720 in 2008 over 2007 or 268.2% primarily due to the increase in income from equity investment in partnerships, an increase in general and administrative expenses and a reduction of approximately $60,000 in interest and dividend income.

Our Stockholders' Equity at March 31, 2008 was $21,270,625 as compared to $20,812,322 at December 31, 2007, an increase of $458,303 which is due to our net income during the quarter ended March 31, 2008.

Impact of Inflation.

Although we have not attempted to calculate the effect of inflation, management does not believe inflation has had a material effect on its results of operations.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Critical Accounting Estimates

Accounting estimates and assumptions discussed in this section are those considered most critical to understanding the financial statements because they involve significant judgments and uncertainties. For these estimates, we caution that future events may not develop as forecast, and that the best estimates often require adjustment.

Investments - These assets are reviewed for impairment based on criteria that include the extension which cost exceeds market value, the duration of that decline, and the Company's ability to hold to recovery. Market research and analysis is performed to identify potential impairments on a regular basis.

Note Receivable - These assets are reviewed for collectibility on an ongoing basis. Any notes deemed uncollectible have been offset by an allowance and related accrued interest has been charged to expense.

Income Taxes - As stated above, assumptions have been made that taxable income that may result from a possible IRS examination will be offset by existing net operating losses generated by the Company from prior periods. Other assumptions have been made that these net operating losses will not be limited or disallowed, which could affect the results of operations in future periods.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4.  CONTROLS AND PROCEDURES

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

No change occurred in our internal controls concerning financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II  -  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There were no material changes to the disclosure made in our Annual Report on Form 10KSB for the year ended December 31, 2007 regarding these matters.

ITEM 1A.  RISK FACTORS

We believe that the most significant risks to our business are those set forth below.

•
A default in the lease or sudden catastrophe to the property owned by Security Land and Development Company Limited Partnership ("Security Land") or the operating facilities owned by Mobile Energy Services Company, LLC ("Mobile Energy") from uninsured acts of God or war could have a materially adverse impact upon our investment in Security Land or Mobile Energy, respectively, and therefore our financial position and results of operations;

•	Our subsidiaries currently lack the necessary infrastructure at the site of the Groveland mine in order to permit them to make more than casual sales of the Aggregate located at the Groveland mine;

•
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

•
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

•
Royalty Holdings, LLC, an affiliate of our management, beneficially owns approximately 52% of our common stock. As a result, Royalty has the ability to control the outcome of all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets;

•	We do not expect to pay dividends in the foreseeable future; and

•
There are many public and private companies that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. We will be in direct competition with these other companies in its search for business opportunities. Many of these entities have significantly greater financial and personnel resources than us.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a)  Exhibits

3.1(i)(a)
Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1(i)(a) to the Company's Quarterly Report on Form 10‑Q for the period ended September 30, 2002, filed on November 19, 2002, and incorporated herein by reference).

3.1(i)(b)
Corrected Certificate of Amendment reflecting amendment to Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1(i)(b) to the Company's Quarterly Report on Form 10‑Q for the period ended September 30, 2002, filed on November 19, 2002, and incorporated herein by reference).

3.1(i)(c)
Certificate of Amendment of Restated Certificate of Incorporation of Regency Affiliates, Inc. (filed as Exhibit A to the Company's Information Statement on Schedule 14C filed on October 27, 2003 and incorporated by reference herein).

3.1(i)(d)	Certificate of Designation - Series B Preferred Stock, $10 Stated Value, $.10 par value (filed as Exhibit to Form 10‑K dated June 7, 1993 and incorporated herein by reference).
3.1(i)(e)
Amended and Restated Certificate of Designation, Series C Preferred Stock, $100 Stated Value, $.10 par value (filed as Exhibit 99.4 to the Company's Current Report on Form 8‑K filed on October 18, 2002, and incorporated herein by reference).

3.1(i)(f)	Certificate of Designation - Series D Junior Preferred Stock, $10 Stated Value, $.10 par value (filed as Exhibit to Form 10‑K dated June 7, 1993 and incorporated herein by reference).
3.1(i)(g)
Certificate of Designation - Series E Preferred Stock, $100 Stated Value, $.10 par value (filed as Exhibit 4.1 to the Company's Annual Report on Form 10‑K for the year ended December 31, 1995 at page E-1, and incorporated herein by reference).

3.1(ii)(a)	By-laws of the Company (filed as Exhibit 3.4 to the Company's Registration Statement on Form S-1, Registration Number 2-86906, and incorporated herein by reference).
3.1.(ii)(b)
Amendment No. 1 to By-Laws of the Company (filed as Exhibit 3.1(ii)(b) to the Company's Quarterly Report on Form 10‑Q for the period ended September 30, 2002, filed on November 19, 2002, and incorporated herein by reference).

10.1+*	Stock Option Agreement, dated as of August 13, 2008 between the Company and Laurence S. Levy.
10.2+	First Amendment to 2003 Stock Incentive Plan dated as of October 1, 2003.
10.3+	Second Amendment to 2003 Stock Incentive Plan dated as of August 13, 2004.
10.4+	Third Amendment to 2003 Stock Incentive Plan dated as of August 13, 2008.
31.1+	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
+ Filed herewith * Indicates that exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENCY AFFILIATES, INC.

Date: September 12, 2008	By:	/s/ Laurence S. Levy
Laurence S. Levy President and Chief Executive Officer

Date: September 12, 2008	By:	/s/ Neil N. Hasson
Neil N. Hasson Chief Financial Officer

EXHIBIT INDEX

3.1(i)(a)
Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1(i)(a) to the Company's Quarterly Report on Form 10‑Q for the period ended September 30, 2002, filed on November 19, 2002, and incorporated herein by reference).

3.1(i)(b)
Corrected Certificate of Amendment reflecting amendment to Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1(i)(b) to the Company's Quarterly Report on Form 10‑Q for the period ended September 30, 2002, filed on November 19, 2002, and incorporated herein by reference).

3.1(i)(c)
Certificate of Amendment of Restated Certificate of Incorporation of Regency Affiliates, Inc. (filed as Exhibit A to the Company's Information Statement on Schedule 14C filed on October 27, 2003 and incorporated by reference herein).

3.1(i)(d)	Certificate of Designation - Series B Preferred Stock, $10 Stated Value, $.10 par value (filed as Exhibit to Form 10‑K dated June 7, 1993 and incorporated herein by reference).
3.1(i)(e)
Amended and Restated Certificate of Designation, Series C Preferred Stock, $100 Stated Value, $.10 par value (filed as Exhibit 99.4 to the Company's Current Report on Form 8‑K filed on October 18, 2002, and incorporated herein by reference).

3.1(i)(f)	Certificate of Designation - Series D Junior Preferred Stock, $10 Stated Value, $.10 par value (filed as Exhibit to Form 10‑K dated June 7, 1993 and incorporated herein by reference).
3.1(i)(g)
Certificate of Designation - Series E Preferred Stock, $100 Stated Value, $.10 par value (filed as Exhibit 4.1 to the Company's Annual Report on Form 10‑K for the year ended December 31, 1995 at page E-1, and incorporated herein by reference).

3.1(ii)(a)	By-laws of the Company (filed as Exhibit 3.4 to the Company's Registration Statement on Form S-1, Registration Number 2-86906, and incorporated herein by reference).
3.1.(ii)(b)
Amendment No. 1 to By-Laws of the Company (filed as Exhibit 3.1(ii)(b) to the Company's Quarterly Report on Form 10‑Q for the period ended September 30, 2002, filed on November 19, 2002, and incorporated herein by reference).

10.1+*	Stock Option Agreement, dated as of August 13, 2008 between the Company and Laurence S. Levy.
10.2+	First Amendment to 2003 Stock Incentive Plan dated as of October 1, 2003.
10.3+	Second Amendment to 2003 Stock Incentive Plan dated as of August 13, 2004.
10.4+	Third Amendment to 2003 Stock Incentive Plan dated as of August 13, 2008.
31.1+	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
+ Filed herewith * Indicates that exhibit is a management contract or compensatory plan or arrangement.