Form 10-Q
period 2008-06-30
REGENCY AFFILIATES INC
filed 2008-10-15
CIK 99249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act, (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE
OUTSTANDING AS OF OCTOBER 10, 2008: 3,468,544

REGENCY AFFILIATES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

Regency Affiliates, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

Assets
	June 30, 2008 (Unaudited)	December 31, 2007 (Audited)
Current Assets
Cash and cash equivalents	$278,670	$253,566
Marketable securities	9,994,526	9,782,234
Interest receivable, net of allowance of $644,109	-	-
Other current assets	355,939	344,539

Total Current Assets	10,629,135	10,380,339
Property, plant and equipment, net	11,200	13,117

Investment in partnerships/LLC	9,901,845	9,563,717
Deferred tax asset	1,245,500	1,245,500
Other	1,300	1,300

Total Assets	$21,788,980	$21,203,973
Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$278,887	$391,651
Income taxes payable	16,000	-
Total Liabilities	294,887	391,651

Stockholders' equity
Serial preferred stock Series C and D, 234,544 shares outstanding, not subject to mandatory redemption (Maximum liquidation
preference $21,141,940)	486,076	486,076

Common stock, par value $.01; authorized 8,000,000 shares; issued 3,534,812 and 3,531,812 shares; outstanding 3,468,544 and 3,465,544 shares, respectively	35,349	35,319

Additional paid-in capital	7,127,019	7,112,199
Readjustment resulting from quasi-reorganization at December 1987	(1,670,596)	(1,670,596)
Retained earnings	15,925,095	15,258,174
Note receivable - sale of stock, net of allowance of $2,440,000	-	-
Treasury stock, 66,268 shares at cost	(408,850)	(408,850)

Total Stockholders' Equity	21,494,093	20,812,322

Total Liabilities and Stockholders’ Equity	$21,788,980	$21,203,973

The attached notes are an integral part of these financial statements.

Regency Affiliates, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net Sales	$-	$-	$-	$-

Costs and expenses
General and administrative expenses	353,142	284,832	643,592	492,496
	353,142	284,832	643,592	492,496

Loss from operations	(353,142)	(284,832)	(643,592)	(492,496)

Income from equity investment in partnerships	525,083	907,642	1,213,128	721,984
Interest and dividend income	36,677	122,402	97,385	241,459
Other income (expense)	-	(1,275)	-	573

Net income	208,618	743,937	666,921	471,520

Net income per common share:
Basic	$.19	$.21	$.19	$.14
Diluted *	$.18	$.20	$.18	$.13

Weighted average number of common shares outstanding
Basic	3,532,445	3,529,647	3,532,127	3,419,573
Diluted *	3,761,843	3,763,141	3,764,356	3,653,067

* 2007 net income per common share – diluted and 2007 weighted average number of common shares outstanding – diluted have been restated to properly reflect the computations in accordance with FAS 128, “Earnings Per Share”, which utilizes the treasury stock method for determining such common stock equivalents.

The attached notes are an integral part of these financial statements.

Regency Affiliates, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash Flows from operating activities

Net income	$666,921	$471,520
Adjustments to reconcile net income (loss) to
net cash used in operating activities
Depreciation and amortization	1,917	1,632
(Income) from equity investment in partnerships	(1,213,128)	(721,985)
Common shares issued for director fees payable	14,850	-
Changes in operating assets and liabilities
Other current assets	(11,400)	(10,383)
Accounts payable and accrued expenses	(112,764)	(217,587)
Income taxes payable	16,000	18,138
Net cash used in operating activities	(637,604)	(458,665)

Cash flows from investing activities
Purchases of property and equipment	-	(9,742)
Proceeds received from partnership distributions	875,000	-
Proceeds from sales of marketable securities	28,600,000	41,900,000
Purchases of marketable securities	(28,812,292)	(37,311,340)

Net cash provided by investing activities	662,708	4,478,918
Cash flows from financing activities Proceeds from the exercise of stock options	-	19,075
Purchase of treasury stock	-	(88,189)
Net cash used in financing activities	-	(69,114)

Increase in cash and cash equivalents	$25,104	$3,951,139

Cash and cash equivalents – beginning	253,566	613,253

Cash and cash equivalents – ending	$278,670	$4,564,392

	Six Months Ended June 30,
	2008	2007
Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$-	$-

Income taxes	$66,315	$47,862

The attached notes are an integral part of these financial statements.

REGENCY AFFILIATES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

Note 2. Related Party Transactions

In December 2005, the Company’s wholly owned subsidiary, Rustic Crafts, entered into a stipulation of settlement with RCI Wood Products (“RCI”) regarding outstanding indebtedness with RCI. Under the terms of this settlement, RCI agreed to pay to Rustic Crafts the sum of $125,000 with interest at six and one-half percent per annum, payable in thirty-five (35) monthly installments of $1,088 each, commencing in January 2006.  No gain or income was recognized as a result of this settlement due to uncertainty that the amounts would actually be realized.  Such recovery will be recognized upon receipt.  The Company received $3,264 of such settlement in 2006 and has not received any further payment. No payments have been received since March 2006.  RCI defaulted on the note in April 2006.  The Company had initiated an action for collection against RCI and personal guarantor of the note.  In June 2008, the Company sold the above mentioned notes to a collection agency for $1,000 plus 50% of any amounts received, less expenses of up to $2,500.  To date, the Company has received $1,000 from the collection agency and the collection agency has not received any proceeds on the notes.

On June 11, 2008, the Company issued 3,000 shares of the Company’s common stock to a director for payment of director fees for the fiscal year ended December 31, 2006, the fiscal year ended December 31, 2007 and for the first three months of the fiscal year ending December 31, 2008.  The value of the stock issued amounted to $14,850.

During the six month periods ended June 30, 2008 and 2007, the Company paid $63,000 in each period pursuant to a license agreement entered into with Royalty Management, Inc. (“Royalty”), an entity wholly owned by Laurence Levy, the Company’s President and Chief Executive Officer, for office space, office supplies and services.

During the six month periods ended June 30, 2008 and 2007, the Company incurred directors’ fees of $18,000 and $0, respectively, for services rendered.  As of June 30, 2008 and 2007, $9,000 and $0, respectively, was included in accrued expenses due to directors for services rendered.

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

During the quarter ended June 30, 2007, a director of the Company exercised 2,500 stock options at an exercise price of $2.40 per share and 2,500 stock options at an exercise price of $1.53 per share.

During the quarter ended June 30, 2007, the Company purchased 5,439 shares of its common stock from a consultant of the Company at a cost of $5.10 per share, or $27,739 and subsequently retired those shares of common stock from the treasury. The Company also issued 6,000 shares of common stock to a consultant of the Company upon the exercise of 1,000 stock options at an exercise price of $1.60 per share and 5,000 stock options at an exercise price of $1.53 per share.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 was effective for the Company’s fiscal year ended December 31, 2007 and no cumulative effects are reported through June 30, 2008.

Note 4.  Subsequent Events

On August 13, 2008, the Company issued 50,000 options to purchase shares of the Company’s common stock to an officer of the Company pursuant to it’s 2003 Stock Incentive Plan, as amended.  The stock options are exercisable a $4.20 per share and expire on August 13, 2018.

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

LIQUIDITY AND CAPITAL RESOURCES.

On June 30, 2008, we had current assets of $10,629,135 and stockholders' equity of $21,494,093. On June 30, 2008, we had $10,273,196 in cash and marketable securities, total assets of $21,788,980 and total current liabilities of $294,887.

The most significant sources of cash are our equity investment in MESC Capital LLC ("MESC Capital") and interest and dividends earned from existing cash and cash equivalents. In the event that cash flows from operating activities are not sufficient, we could liquidate marketable securities as necessary. We believe our cash flow from our partnership investments and existing cash and cash equivalents will be adequate to satisfy our cash needs for the next twelve months.

The most significant uses of cash are for employee compensation and professional fees for legal and accounting services.

Currently, there are no plans for external financing of current operations or holdings.

During the preparation of our 2004, 2005, 2006 and 2007 Federal corporation income tax returns, a dispute arose between the Company and Security Land and Development Company Limited Partnership (“Security Land”) regarding the proper amount of taxable income to be allocated to us and reported to the IRS on Federal Form K-1. This dispute could not be resolved and we reported a different amount of income on our corporation income tax return than was reported to the IRS by Security Land. The discrepancy may cause our tax returns to be audited by the IRS. We believe that the outcome of any IRS examination will not affect our financial statements as net operating losses are available to offset any additional income not reported.

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

In connection with the redemption of our common stock owned by Statesman Inc. ("Statesman"), we acquired from Statesman a three-year option to purchase the 20% stock interest in NRDC held by Statesman. To exercise the option, we were required to deliver to Statesman for cancellation a $2,440,000 note issued to us by Statesman in October 2001. As consideration for the option, we (i) paid Statesman $250,000, (ii) amended the note and related pledge agreement to limit our recourse under the note and (iii) transferred to Statesman certain office furniture and equipment that we owned. This option expired in October 2005. As part of the redemption, we also entered into an agreement with Statesman providing for (i) an amendment to the Certificate of Designations of the Series C Preferred Stock for the Company and (ii) certain limitations on the ability of Statesman to issue or transfer shares or other beneficial interests in Statesman or to sell, transfer, purchase or acquire any capital stock of the Company, in each case without first receiving our written confirmation that such issuance or transfer would not adversely affect our ability to utilize our tax loss carryforwards. We paid Statesman an aggregate amount of $2,730,000 in consideration of the foregoing agreements. As of June 30, 2008, through the date of this Form 10-Q, we have not collected the $2,440,000 note and accrued interest of approximately $644,000 due from Statesman. We have sent demand and default notices to Statesman but we have not received a response to date. Per the terms of the Agreement, upon event of default, overdue principal and overdue interest will bear interest, payable upon demand, at a rate of twelve percent (12%) per annum, and the pledged securities may be transferred into our name, or sold for proceeds to satisfy the obligation and collection costs incurred. We have currently reserved the receivable balance in full while we continue our collection efforts. The reserve adjustment included a charge to impairment of loans as other expense in the 2006 statement of operations, and an allowance against the note within equity.

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

RESULTS OF OPERATIONS

2008 Compared to 2007

For the three months ended June 30, 2008 and June 30, 2007,

No revenue was generated by the Company in these periods.

General and administrative expenses increased by $68,310 or 24.0% to $353,142 in 2008 compared to $284,832 in 2007 primarily due to an increase in professional fees of $97,059.

Income from equity investments in partnerships decreased by $382,559 in 2008, 42.1% lower than in 2007 primarily due to an increase in repairs and maintenance costs from MESC Capital of $459,600 offset by interest and insurance savings of $82,720.  Income from Security Land declined by $3,500 from the prior quarter.

Net income decreased by $535,258 in 2008 compared to 2007. The decrease was due to an increase in general and administrative expenses of $68,310, a reduction in income from partnerships of $382,559, and a reduction in interest income of $84,389.

For the six months ended June 30, 2008 and June 30, 2007:

No revenue was generated by the Company in these periods.

General and administrative expenses increased by $151,035 or 30.7% to $643,592 in 2008 compared to $492,496 in 2007 primarily due to an increase in professional fees of $162,101.

Income from equity investment in partnerships increased by $491,144, or 68.0% higher than 2007.  Our investment in MESC Capital produced income of approximately $386,000 in the six month period ended June 30, 2008 as compared to a net loss of approximately $21,500 in the six month period ended June 30, 2007 due to increased repairs and maintenance MESC Capital performed in the same period in 2007.  Our investment in Security Land returned income of approximately $827,000 in the six month period ended June 30, 2008 as compared to $743,000 in the six month period ended June 30, 2007 as revenue increased by approximately $31,000 primarily due to rental income increase related to the consumer price index and expenses decreased by approximately $53,000 relating to a reduction in professional fees, maintenance costs and interest expense.

Net income increased by $195,462 in 2008 over 2007 or 41.4% primarily due to the increase in income from equity investment in partnerships, an increase in general and administrative expenses and a reduction of approximately $145,000 in interest and dividend income.

Our Stockholders' Equity at June 30, 2008 was $21,494,093 as compared to $20,812,322 at December 31, 2007, an increase of $681,771 which is due to our net income during the six month period ended June 30, 2008 as well as stock issuances to one of our directors.

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

No change occurred in our internal controls concerning financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II  - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
There were no material changes to the disclosure made in our Annual Report on Form 10KSB for the year ended December 31, 2007 regarding these matters.

ITEM 1A. RISK FACTORS

We believe that the most significant risks to our business are those set forth below.

•
A default in the lease or sudden catastrophe to the property owned by Security Land or the operating facilities owned by Mobile Energy Services Company, LLC ("Mobile Energy") from uninsured acts of God or war could have a materially adverse impact upon our investment in Security Land or Mobile Energy, respectively, and therefore our financial position and results of operations;

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

PART II  - OTHER INFORMATION

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

REGENCY AFFILIATES, INC.

Date: October 15, 2008	By:	/s/ Laurence S. Levy
Laurence S. Levy
President and Chief Executive Officer

Date: October 15, 2008	By:	/s/ Neil N. Hasson
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