Form 10-Q
period 2008-09-30
REGENCY AFFILIATES INC
filed 2009-01-08
CIK 99249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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
OUTSTANDING AS OF DECEMBER 31, 2008: 3,468,544

REGENCY AFFILIATES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

Regency Affiliates, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet

Assets
	September 30, 2008 (Unaudited)	December 31, 2007 (Audited)
Current Assets
Cash and cash equivalents	$3,165,937	$253,566
Marketable securities	7,198,470	9,782,234
Interest receivable, net of allowance of $644,109	-	-
Other current assets	360,636	344,539

Total Current Assets	10,725,043	10,380,339
Property, plant and equipment, net	10,242	13,117

Investment in partnerships/LLC	10,635,767	9,563,717
Deferred tax asset	1,245,500	1,245,500
Other	1,300	1,300

Total Assets	$22,617,852	$21,203,973

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$269,172	$391,651
Income taxes payable	16,000	-
Total Liabilities	285,172	391,651

Stockholders' equity
Serial preferred stock Series C and D, 234,544 shares outstanding, not subject to mandatory redemption (Maximum liquidation
preference $21,141,940)	486,076	486,076

Common stock, par value $.01; authorized 8,000,000 shares;
issued 3,534,812 shares; outstanding 3,468,544 shares	35,349	35,319

Additional paid-in capital	7,281,219	7,112,199
Readjustment resulting from quasi-reorganization at December 1987	(1,670,596)	(1,670,596)
Retained earnings	16,609,482	15,258,174
Note receivable - sale of stock, net of allowance of $2,440,000	-	-
Treasury stock, 66,268 shares at cost	(408,850)	(408,850)

Total Stockholders' Equity	22,332,680	20,812,322

Total Liabilities and Stockholders’ Equity	$22,617,852	$21,203,973

The attached notes are an integral part of these financial statements.

Regency Affiliates, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net Sales	$-	$-	$-	$-

Costs and expenses
General and administrative expenses	534,355	516,482	1,177,946	1,008,978
	534,355	516,482	1,177,946	1,008,978

Loss from operations	(534,355)	(516,482)	(1,177,946)	(1,008,978)

Income from equity investment in partnerships	1,233,922	1,017,263	2,447,050	1,739,247
Interest and dividend income	43,309	101,211	140,693	342,670
Other income	72	1,274	72	1,847

Income before income taxes	742,948	603,266	1,409,869	1,074,786

Provision for income taxes	58,560	30,275	58,560	30,275
Net income	$684,388	$572,991	$1,351,309	$1,044,511

Net income per common share:
Basic	$.19	$.16	$.38	$.30
Diluted	$.18	$.15	$.36	$.28

Weighted average number of common shares outstanding
Basic	3,534,812	3,531,540	3,533,032	3,457,031
Diluted	3,741,954	3,779,640	3,752,528	3,705,131

*2007 net income per common share – diluted and 2007 weighted average number of common shares outstanding – diluted have been restated to properly reflect the computations in accordance with FAS 128, “Earnings Per Share, “ which utilizes the treasury stock method for determining such common stock equivalents.

The attached notes are an integral part of these financial statements.

Regency Affiliates, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities

Net income	$1,351,309	$1,044,511
Adjustments to reconcile net income to
net cash used in operating activities
Depreciation and amortization	2,875	2,517
(Income) from equity investment in partnerships	(2,447,050)	(1,739,247)
Stock based compensation	154,200	197,750
Changes in operating assets and liabilities
Other current assets	(16,097)	(7,693)
Accounts payable and accrued expenses	(107,629)	(231,641)
Income taxes payable	16,000	-
Net cash (used in) operating activities	(1,046,392)	(733,803)

Cash flows from investing activities

Proceeds received from partnership distributions	1,375,000	500,000
Purchases of property and equipment	-	(12,589)
Proceeds from sales of marketable securities	60,000,000	70,400,000
Purchases of marketable securities	(57,416,237)	(70,405,065)

Net cash provided by investing activities	3,958,763	482,346
Cash flows from financing activities

Proceeds from the exercise of stock options	-	22,275
Purchase of treasury stock	-	(88,189)
Net cash provided by (used in) financing activities	-	(65,914)

Increase in cash and cash equivalents	$2,912,371	$(317,371)

Cash and cash equivalents – beginning	253,566	613,253

Cash and cash equivalents – ending	$3,165,937	$295,882

	Nine Months Ended September 30,
	2008	2007
Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$-	$47,862

Income taxes	$103,814	$32,900

The attached notes are an integral part of these financial statements.

REGENCY AFFILIATES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

On June 11, 2008, the Company issued 3,000 shares of the Company’s common stock to a director for payment of director fees for the fiscal year ended December 31, 2006, the fiscal year ended December 31, 2007 and for the first three months of the fiscal year ending December 31, 2008. The value of the stock amounted to $14,850.

During the nine month periods ended September 30, 2008 and 2007, the Company paid $31,500 in each quarter pursuant to a license agreement entered into with Royalty Management, Inc. (“Royalty”), an entity wholly owned by Laurence Levy, the Company’s President and Chief Executive Officer, for office space, office supplies and services.

During the nine month periods ended September 30, 2008 and 2007, the Company incurred directors’ fees of $27,000 and $0, respectively, for services rendered.  As of September 30, 2008 and 2007, $18,000 and $0, respectively, was included in accrued expenses due to directors for services rendered.

On August 13, 2008, the Company issued 50,000 options to purchase shares of the Company’s common stock to an officer of the Company.  The stock options are exercisable at $4.20 per share and expire on August 13, 2018. (see note 4 – Stock Based Compensation).

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

During the quarter ended September 30, 2007, the Company issued options to an officer of the Company to purchase 50,000 shares of its common stock, pursuant to the Company’s 2003 Stock Incentive Plan, as amended. The stock options expire on August 14, 2017 and have an exercise price of $5.10 per share. (see note 4 – Stock Based Compensation).

During the quarter ended September 30, 2007, two former directors of the Company each exercised  stock options to purchase 1,000 shares of the Company’s common stock at an exercise price of $1.60 per share.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 was effective for the Company’s fiscal year ended December 31, 2007 and no cumulative effects are reported through September 30, 2008.

REGENCY AFFILIATES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Following the Supreme Court's remand, the parties began settlement discussions.  On April 28, 2008 the parties executed a memorandum of understanding (the "MOU") reflecting an agreement in principle to settle that class action.   Among other things, the MOU provides that if the settlement is consummated,  the Company will pay $3,000,000 plus interest (as provided in the MOU) to the plaintiff class. The plaintiff class is defined in the MOU as all record and beneficial owners of our common stock on October 17, 2002, including any and all of their respective successors in interest, predecessors, representatives, trustees, executors, administrators, heirs, immediate and remote, and any person or entity acting for or on behalf of, or claiming under any of them, and each of them. The plaintiff class does not include the defendants, members of their families, affiliates of the defendants, and those individuals or entities who solely held securities convertible into the Company’s common stock or options to purchase the Company’s common stock. The Company will make that payment pursuant to its obligation to indemnify the defendants who are former directors of the Company. The MOU provides that the Company will undertake an appropriate process to determine if indemnification of its former directors is appropriate under Delaware law. The MOU expressly provides that the defendants admit no wrongdoing but have agreed to the MOU to eliminate the uncertainty, distraction, burden and expense of further litigation.   In exchange for the payment, all claims against the former directors, Statesman, Royalty and the current directors will be released by the members of the class.

Pursuant to the MOU, the Company engaged WolfBlock LLP (“WolfBlock”) to determine if the former directors were entitled to indemnification.  After reviewing thousands of pages of documents, testimony from the former directors and the plaintiffs and interviewing certain former directors, their counsel, plaintiffs and their counsel, WolfBlock determined that the former directors were entitled to indemnification from the Company under Delaware law and our bylaws.

On December 4, 2008, the parties signed a Stipulation of Settlement which memorialized their agreement, subject to the approval of the Court, to settle the class action.  The terms of the final settlement are in all material respects identical to the terms of the MOU.  The Court has scheduled a hearing for March 16, 2009, at which time the Court will consider whether it will approve the Stipulation of Settlement as fair, reasonable, adequate and in the bests interests of the class.  If the Court approves the settlement, the Company will make the $3 million payment plus interest to the class.

The Company's insurance carrier contends that none of the claims contained in the Delaware Action are covered by insurance on the basis of the "insured vs. insured" exclusion since one of the plaintiffs, Donald D. Graham, was previously a director of the Company.

REGENCY AFFILIATES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Stock Based Compensation

On August 13, 2008, the Company’s Board of Directors approved an amendment to the Company’s 2003 Stock Incentive Plan, as amended, which increased the total number of authorized shares available under the Plan from 500,000 to 750,000. All other terms of the Plan remain in full force and effect.

During the quarter ended September 30, 2008, an officer of the Company received 50,000 stock options to purchase shares of the Company’s common stock at an exercise price of $4.20 per share. The fair value of the stock options was estimated using the Black-Scholes option-pricing model that requires highly subjective assumptions including the expected stock price volatility. The fair value of the stock options granted was estimated using the following assumptions: no expected dividends, risk free interest rate of 3.94%, expected average life of approximately 7 years, and an expected stock price volatility of 62.08%.  The fair value of the stock options granted was $3.08 for total stock based compensation expense of $154,200 for the quarter ended September 30, 2008.

During the quarter ended September 30, 2007, an officer of the Company received 50,000 stock options to purchase shares of the Company’s common stock at an exercise price of $5.10 per share. The fair value of the stock options was estimated using the Black-Scholes option-pricing model that requires highly subjective assumptions including the expected stock price volatility. The fair value of the stock options granted was estimated using the following assumptions: no expected dividends, risk free interest rate of 4.73%, expected average life of approximately 10 years, and an expected stock price volatility of 67%.  The fair value of the stock options granted was $3.96 for total stock based compensation expense of $197,750 for the quarter ended September 30, 2007.

Note 5.  Subsequent Events.

On December 17, 2008, the Company amended 5,000 outstanding stock options to purchase shares of the Company’s common stock owned by Errol Glasser, a director of the Company, in order to comply with provisions of Section 409A of the Internal Revenue Code, as amended.  The previous options, which were cancelled, were exercisable on April 1, 2005, had an expiration date of April 1, 2013 and an exercise price of $2.40 per share.  The replacement stock options were issued to Mr. Glasser on December 17, 2008 and have an exercise date of December 17, 2008, an expiration date of December 17, 2018 and an exercise price of $2.60 per share.  In addition, the employment agreements with Laurence Levy, President and Chief Executive Officer of the Company and Neil Hasson, Chief Financial Officer of the Company, were also amended on December 17, 2008 in order to comply with provisions of Section 409A of the Internal Revenue Code, as amended.

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

LIQUIDITY AND CAPITAL RESOURCES.

On September 30, 2008, we had current assets of $10,725,043 and stockholders' equity of $22,332,680. On September 30, 2008, we had $10,364,407 in cash and marketable securities, total assets of $22,617,852 and total current liabilities of $285,172.

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

During the preparation of our 2004, 2005, 2006 and 2007 Federal corporation income tax returns, a dispute arose between the Company and Security Land regarding the proper amount of taxable income to be allocated to us and reported to the Internal Revenue Service (“IRS”) on Federal Form K-1. This dispute could not be resolved and we reported a different amount of income on our corporation income tax return than was reported to the IRS by Security Land and Development Company Limited Partnership (“Security Land”). The discrepancy may cause our tax returns to be audited by the IRS. We believe that the outcome of any IRS examination will not affect our financial statements as net operating losses are available to offset any additional income not reported.

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

In connection with the redemption of our common stock owned by Statesman Inc. ("Statesman"), we acquired from Statesman a three-year option to purchase the 20% stock interest in National Resource Development Corporation, our 80% owned subsidiary, held by Statesman. To exercise the option, we were required to deliver to Statesman for cancellation a $2,440,000 note issued to us by Statesman in October 2001. As consideration for the option, we (i) paid Statesman $250,000, (ii) amended the note and related pledge agreement to limit our recourse under the note and (iii) transferred to Statesman certain office furniture and equipment that we owned. This option expired in October 2005. As part of the redemption, we also entered into an agreement with Statesman providing for (i) an amendment to the Certificate of Designations of the Series C Preferred Stock for the Company and (ii) certain limitations on the ability of Statesman to issue or transfer shares or other beneficial interests in Statesman or to sell, transfer, purchase or acquire any capital stock of the Company, in each case without first receiving our written confirmation that such issuance or transfer would not adversely affect our ability to utilize our tax loss carryforwards. We paid Statesman an aggregate amount of $2,730,000 in consideration of the foregoing agreements. As of September 30, 2008, through the date of this Form 10-Q, we have not collected the $2,440,000 note and accrued interest of approximately $644,000 due from Statesman. We have sent demand and default notices to Statesman but we have not received a response to date. Per the terms of the Agreement, upon event of default, overdue principal and overdue interest will bear interest, payable upon demand, at a rate of twelve percent (12%) per annum, and the pledged securities may be transferred into our name, or sold for proceeds to satisfy the obligation and collection costs incurred. We have currently reserved the receivable balance in full while we continue our collection efforts. The reserve adjustment included a charge to impairment of loans as other expense in the 2006 statement of operations, and an allowance against the note within equity.

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

RESULTS OF OPERATIONS

2008 Compared to 2007

          For the three months ended September 30, 2008 and September 30, 2007:

No revenue was generated by the Company in these periods.

General and administrative expenses increased by $17,873 or 3.5% to $534,355 in 2008 compared to $516,482 in 2007 primarily due to an increase in professional fees in 2008.

Income from equity investments in partnerships increased by $216,659 in 2008, 21.3% higher than in 2007 due to a gain recognized from the sale of assets in MESC Capital.

Net income increased by $111,397 in 2008 compared to 2007. The increase was due to the increase in income from partnerships of $216,659 that was offset primarily by the increase in general and administrative expenses of $17,873 and a reduction in interest and dividend income of $57,902.

            For the nine months ended September 30, 2008 and September 30, 2007:

No revenue was generated by the Company in these periods.

General and administrative expenses increased by $168,968 or 16.7% to $1,177,946 in 2008 compared to $1,008,978 in 2007 primarily due to an increase in professional fees of $230,402, and a reduction of stock based compensation of $43,550 and an increase in directors fees of $27,350.

Income from equity investment in partnerships increased by $707,803, 40.7% higher than 2007.  Our investment in MESC Capital produced income of approximately $1,148,000 in the nine month period ended September 30, 2008 as compared to income of approximately $535,000 in the nine month period ended September 30, 2007 due to a reduction in general and administrative expenses of $168,968 and a gain from sale of assets in 2008 of $600,000 Our investment in Security Land returned income of approximately $1,299,000 in the nine month period ended September 30, 2008 as compared to approximately $1,205,000 in the nine month period ended September 30, 2007 as revenue increased by approximately $18,000 primarily due to rental income increases related to the consumer price index and expenses decreased by approximately $76,000 relating to a reduction in professional fees, maintenance costs and interest expense.

Net income increased by $306,798 in 2008 over 2007 or 29.4% primarily due to the increase in income from equity investment in partnerships.

Our Stockholders' Equity at September 30, 2008 was $22,332,680 as compared to $20,812,322 at December 31, 2007, an increase of $1,520,358 which is due to our net income during the nine month period ended September 30, 2008, stock issuances to one of our directors and stock options granted to one of our officers.

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

Investments - These assets are reviewed for impairment based on criteria that include the extension which cost exceeds market value, the duration of that decline, and our ability to hold to recovery. Market research and analysis is performed to identify potential impairments on a regular basis.

Note Receivable - These assets are reviewed for collectibility on an ongoing basis. Any notes deemed uncollectible have been offset by an allowance and related accrued interest has been charged to expense.

Income Taxes - As stated above, assumptions have been made that taxable income that may result from a possible IRS examination will be offset by existing net operating losses generated by us from prior periods. Other assumptions have been made that these net operating losses will not be limited or disallowed, which could affect the results of operations in future periods.

We have significant net operating losses available to offset future taxable income. The losses have been converted into deferred tax assets using an estimated 34% tax rate. These deferred tax assets have been offset with a valuation allowance established to reduce the net deferred tax asset to the amount that will more likely than not be realized. This reduction is necessary due to uncertainty of our ability to utilize the net operating loss and tax credit carry forwards before they expire.

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

No change occurred in our internal controls concerning financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Following the Supreme Court's remand, the parties began settlement discussions.  On April 28, 2008 the parties executed a memorandum of understanding (the "MOU") reflecting an agreement in principle to settle that class action.   Among other things, the MOU provides that if the settlement is consummated,  the Company will pay $3,000,000 plus interest (as provided in the MOU) to the plaintiff class. The plaintiff class is defined in the MOU as all record and beneficial owners of our common stock on October 17, 2002, including any and all of their respective successors in interest, predecessors, representatives, trustees, executors, administrators, heirs, immediate and remote, and any person or entity acting for or on behalf of, or claiming under any of them, and each of them. The plaintiff class does not include the defendants, members of their families, affiliates of the defendants, and those individuals or entities who solely held securities convertible into the Company’s common stock or options to purchase the Company’s common stock. The Company will make that payment pursuant to its obligation to indemnify the defendants who are former directors of the Company. The MOU provides that the Company will undertake an appropriate process to determine if indemnification of its former directors is appropriate under Delaware law. The MOU expressly provides that the defendants admit no wrongdoing but have agreed to the MOU to eliminate the uncertainty, distraction, burden and expense of further litigation.   In exchange for the payment, all claims against the former directors, Statesman, Royalty and the current directors will be released by the members of the class.

Pursuant to the MOU, the Company engaged WolfBlock LLP (“WolfBlock”) to determine if the former directors were entitled to indemnification.  After reviewing thousands of pages of documents, testimony from the former directors and the plaintiffs and interviewing certain former directors, their counsel, plaintiffs and their counsel, WolfBlock determined that the former directors were entitled to indemnification from the Company under Delaware law and our bylaws.

On December 4, 2008, the parties signed a Stipulation of Settlement which memorialized their agreement, subject to the approval of the Court, to settle the class action.  The terms of the final settlement are in all material respects identical to the terms of the MOU.  The Court has scheduled a hearing for March 16, 2009, at which time the Court will consider whether it will approve the Stipulation of Settlement as fair, reasonable, adequate and in the bests interests of the class.  If the Court approves the settlement, the Company will make the $3 million payment plus interest to the class.

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

•
Royalty Holdings, LLC (“Royalty”), an affiliate of our management, beneficially owns approximately 52% of our common stock. As a result, Royalty has the ability to control the outcome of all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets;

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

10.1+*	Stock Option Agreement, dated as of December 17, 2008 between the Company and Errol Glasser.
10.2+*	Amendment to Employment Agreement between the Company and Laurence S. Levy dated as of December 17, 2008.
10.3+*	Amendment to Employment Agreement between the Company and Neil Hasson dated as of December 17, 2008.
31.1+	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Filed herewith * Indicates that exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENCY AFFILIATES, INC.

Date: January 8, 2009	By:	/s/ Laurence S. Levy
Laurence S. Levy
President and Chief Executive Officer

Date: January 8, 2009	By:	/s/ Neil N. Hasson
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

10.1+*	Stock Option Agreement, dated as of December 17, 2008 between the Company and Errol Glasser.
10.2+*	Amendment to Employment Agreement between the Company and Laurence S. Levy dated as of December 17, 2008.
10.3+*	Amendment to Employment Agreement between the Company and Neil Hasson dated as of December 17, 2008.
31.1+	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Filed herewith * Indicates that exhibit is a management contract or compensatory plan or arrangement.