Form 10-K
period 2008-12-31
REGENCY AFFILIATES INC
filed 2009-09-01
CIK 99249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________________

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission file number: 1-7949

REGENCY AFFILIATES, INC.
(Exact name of registrant as specified in its charter)

Delaware		72-0888772
(State or other jurisdiction of incorporation)		(IRS Employer Identification No.)

610 Jensen Beach Boulevard Jensen Beach, Florida		34957
Address of Principal Executive Offices)		Zip Code

(772) 334-8181
Registrant’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes: ☐    No: ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act Yes: ☐ No: ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes: ☐   No: ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes: ☐  No ☐

Indicate by check mark disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the  Exchange Act. (Check One)

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐  No: ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2008, was $6,234,358.

The number of outstanding shares of Common Stock as of August 24, 2009 was 3,468,544.

TABLE OF CONTENTS

Page

PART I

PART I

ITEM 1. BUSINESS

This filing contains statements which, to the extent they are not recitations of historical fact, constitute "forward looking statements" under federal securities laws. All such statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual Regency Affiliates, Inc. (“we”, “us”, “our”, "Regency" or the "Company") results to differ materially from those anticipated in the forward looking statements contained in this filing, see Regency's "Narrative Description of Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Notes to Consolidated Financial Statements." Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission (the “SEC”), including the Quarterly Reports on Form 10-Q to be filed by the Company subsequent to this Annual Report on Form 10-K and any Current Reports on Form 8-K filed by the Company.

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

We and the general partner of Security Land are in disagreement as to the manner in which taxable income of Security Land is to be allocated pursuant to the partnership agreement and applicable law, and for 2004, 2005, 2006 and 2007 we reported taxable income (loss) from Security Land in a manner we believe is proper, but which was different than the manner reported by Security Land.

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

At March 31, 2004, we held notes receivable totaling $1,127,708, which were deemed uncollectible due to lack of cash flows generated and continual default on payment terms by RCI. We determined to record full impairment of the notes and any accrued interest thereon, resulting in an impairment charge of $1,182,626. On December 30, 2005 we agreed to accept a $125,000 note from RCI as a restructuring of the above named obligation.  The note, which bears interest at 6.5%, called for payments of $1,088 per month until December 2008. No gain or income was recognized as a result of this settlement due to the uncertainty that the amount would actually be realized. Such recovery will be recognized upon receipt. During 2006, we received $3,264 of such settlement which was included in other income.  In April 2006, RCI defaulted on the note.  We have initiated an action for collection against RCI and a personal guarantor on the note.  RCI has filed for protection under Chapter 11 of the United States Bankruptcy Code and we have received a judgment on the personal guarantee.  We have initiated collection against the personal guarantee.  In June 2008, the Company sold the above mentioned notes to a collection agency for $1,000 plus 50% of any amounts received, less expenses of up to $2,500.  To date, the Company has received $1,000 from the collection agency and the collection agency has not received any proceeds on the notes.

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

COMPETITION

Other than as discussed in "ITEM 1. BUSINESS - National Resource Development Corporation; Iron Mountain Resources, Inc." and “ITEM 1A. RISK FACTORS”, our business is not materially subject to competitive forces.

ENVIRONMENTAL REGULATIONS

Federal, state and local provisions that regulate the discharge of materials into the environment do not currently materially affect our capital expenditures, earnings or competitive position.

EMPLOYEES

As of December 31, 2008, we employed three people.  We believe that our relations with our employees are satisfactory.

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and current reports, proxy and information statements and other information with the SEC. You may read and copy any material we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549 on official business days during the hours of 10:00am to 3:00pm. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 for further information on the public reference rooms. The SEC also maintains an internet web site (http://www.sec.gov) that contains our SEC filings, including our annual, quarterly and current reports, proxy and information statements and other information regarding the Company, that we file electronically with the SEC.

The Company's Internet address is www.regencyaffiliates.com. We make available on our web site, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and beneficial ownership reports on Forms 3, 4, and 5 and amendments to those reports as soon as reasonably practicable after this material is electronically filed or furnished to the SEC.

ITEM 1A. RISK FACTORS

Our business, financial condition and prospects could be adversely affected by a number of factors that should be considered by stockholders and persons considering investing in Regency. Some of such factors include:

- A default or catastrophe involving property or facilities owned by certain of our subsidiaries could adversely impact our financial position and results of operations. A default in the lease or sudden catastrophe to property owned by Security Land or the operating facilities owned by Mobile Energy from uninsured acts of God or war could have a materially adverse impact upon our investment in Security Land and Mobile Energy, respectively, and therefore our financial position and results of operations;

- We lack necessary infrastructure at the Groveland mine.  Our subsidiaries currently lack the necessary infrastructure at the site of the Groveland mine in order to permit them to make more than casual sales of the Aggregate located at the Groveland mine;

- The Internal Revenue Service may limit or disallow our use of tax loss and credit carryforwards.  We have had significant tax loss and credit carryforwards and no assurance can be provided that the Internal Revenue Service would not attempt to limit or disallow altogether our use, retroactively and/or prospectively, of such carryforwards, due to ownership changes or any other reason. The disallowance of the utilization of our net operating loss would severely impact our financial position and results of operations due to the significant amounts of taxable income that have been, and may in the future be, offset by our net operating loss carryforwards;

- If we become a privately held company, stockholders may not have the ability to sell their shares in the public market and we will not be required to file periodic reports with the SEC.  If we consummate the Reverse Stock Split and Forward Stock Split and become a privately held company, stockholders will own shares in a private company and may not have the ability to sell their shares in the public market.  Furthermore, we would not file current, quarterly or annual reports or be subject to the proxy requirements of the federal securities laws. Stockholders may therefore find it more difficult to obtain information about us and our financial performance;

- An affiliate of our management has the ability to control matters requiring stockholder approval.  Royalty, an affiliate of our management, beneficially owns approximately 60% of our common stock. As a result, Royalty has the ability to control the outcome of all matters requiring shareholder approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets;

- Absence of dividends.  We do not expect to pay dividends in the foreseeable future; and

- We may encounter competition in efforts to exploit business opportunities. There are many public and private companies that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. We will be in direct competition with these other companies in its search for business opportunities. Many of these entities have significantly greater financial and personnel resources than us.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, and are not required to provide the information required by this Item.

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

The defendants in the Delaware Action, other than Statesman, were entitled to be indemnified by the Company for damages, if any, and expenses, including legal fees, they have incurred as a result of the lawsuit, subject to certain circumstances under which such indemnification is not available.

On April 28, 2008 the parties executed a memorandum of understanding (the "MOU") reflecting an agreement in principle to settle that class action. The MOU provided that we would pay $3,000,000 plus interest to the plaintiff class.

On June 15, 2009, the Court entered an order approving a stipulation of settlement (the “Settlement”) of the Delaware Action.  The period for appeal of the Settlement expired on July 15, 2009.

The terms of the Settlement are in all material respects identical to the terms of the MOU.  Pursuant to the Settlement, on July 17, 2009, Regency paid $3,045,874.72 into escrow for the benefit of the plaintiff class.  The plaintiff class is defined in the Settlement as all record and beneficial owners of Regency common stock on October 17, 2002, including any and all of their respective successors in interest, predecessors, representatives, trustees, executors, administrators, heirs, immediate and remote, and any person or entity acting for or on behalf of, or claiming under any of them, and each of them.  The plaintiff class does not include the defendants, members of their families, affiliates of the defendants, and those individuals or entities who solely held securities convertible into Regency common stock or options to purchase Regency common stock.  Regency made the settlement payment pursuant to its obligation to indemnify the defendants who are former directors of Regency.  In connection with the Settlement, and with the assistance of independent counsel, Regency determined that indemnification of its former directors is appropriate under Delaware law.  The  Settlement expressly provides that the defendants admit no wrongdoing but have agreed to the Settlement to eliminate the uncertainty, distraction, burden and expense of further litigation.

Regency’s insurance carrier has denied coverage with respect to the claims contained in the Delaware Action on the basis of the "insured vs. insured" exclusion since one of the plaintiffs, Donald D. Graham, was previously a director of Regency.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock is traded in the over-the-counter market on the Pink Sheets. The symbol for the listing is "RAFI.PK". The following table sets forth the high and low bid prices for each calendar quarter during our last two fiscal years. On August 24, 2009 there were approximately 2,248 common stockholders of record.

YEAR ENDED DECEMBER 31, 2007
	HIGH ($)	LOW ($)

First Quarter	6.70	5.22
Second Quarter	5.50	5.00
Third Quarter	5.75	5.10
Fourth Quarter	5.65	4.85

YEAR ENDED DECEMBER 31, 2008
	HIGH ($)	LOW ($)

First Quarter	5.65	4.86
Second Quarter	5.16	4.06
Third Quarter	4.75	4.00
Fourth Quarter	4.00	2.50

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

RECENT SALES OF UNREGISTERED SECURITIES

None.

ISSUER REPURCHASE OF SECURITIES

None.

EQUITY COMPENSATION PLANS

For information regarding equity compensation plans, see Item 12 of this annual report on Form 10-K.

ITEM 6. SELECTED FINCIAL DATA – Not Applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Annual Report on Form 10-K, including, but not limited to those regarding the Company's financial position, business strategy, acquisition strategy and other plans and objectives for future operations and any other statements that are not historical facts constitute "forward-looking statements" within the meaning of federal securities laws and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements expressed or implied by such forward-looking statements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effect on its business or operations. These forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company. See “ITEM 1A – RISK FACTORS”.

The following discussion and analysis of the financial condition and results of operations of Regency should be read in conjunction with the accompanying financial statements and related notes included in Item 8 of this Annual Report on Form 10-K.

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

Our Stockholders' Equity at December 31, 2008 was $19,536,251 as compared to $20,812,322 on December 31, 2007, a decrease of 6.1%, primarily due to a $1,245,000 deferred tax benefit recognized in 2007 and the result of the Settlement of the Delaware Action of $3,000,000 that was accrued for the year ended December 31, 2008.

RESULTS OF OPERATIONS

Year ended December 31, 2008 vs. Year ended December 31, 2007

No revenue was generated by the Company during these periods.

General and administrative expenses increased by $48,569 or 3.4% in 2008 as compared to 2007 primarily due to increases of approximately $75,000 in legal fees relating to ongoing litigation through 2008 and $17,000 in office services, offset by a $44,000 reduction in stock based compensation.

Income from equity investment in partnerships increased by $388,205 in 2008, 14.4% higher than in 2007.  Income from Security Land was $1,678,925 in 2008, $162,470 higher than 2007 due to lower interest, taxes and insurance expenses.  Income from 1500 Woodlawn L.P., the general partner of Security Land, increased 10.7% to $4,418 in 2008.  Income from MESC Capital was $1,400,840 in 2008, $225,308 higher than 2007 as result of an increase in operating revenues, a reduction in interest expense, and a gain from sales of non-producing assets of the Company.

Interest expense was $25,269 in 2008 and $0 in 2007 as a result of the Settlement of the Delaware Action.

Income tax expense (benefit) was $171,386 in 2008 and ($1,139,827) in 2007. We do not expect significant Federal tax due as a result of previous period operating losses.  As a result of net operating losses, we estimate that we have a deferred tax asset of $1,105,000 and $1,245,500 at December 31, 2008 and 2007, respectively, which benefit is reflected in the net 2008 and 2007 income tax benefit (expense) line item.

Net income decreased by $4,282,151 in 2008 over 2007 or 150.9%. The change was primarily due to a $1,245,000 deferred tax benefit recognized in 2007 and the expense of the Settlement of $3,000,000 that was accrued at December 31, 2008.

Critical Accounting Policies and Estimates

Our financial statements are based on the selection and application of accounting policies that require our management to make significant estimates and assumptions. We believe that the following are some of the more critical accounting policies currently affecting our financial position and results of operations. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. See the Combined Financial Statements, Note 1-Summary of Significant Accounting Policies, for additional information concerning significant accounting policies.

Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Certain of these estimates are subjective in nature, involve assumption regarding future events, many of which are outside of the control of management, and involve uncertainty and significant judgment, and therefore cannot be determined with precision. Future events often do not occur when and as assumed in making these determinations and may require revision of the assumptions used in deriving the amounts presented in the financial statements. Changes in the assumptions used could significantly affect and the resulting reported amounts.

Investments. Our income consists primarily of earnings from equity investments in operating entities.  We use the equity method of accounting for investments in equity securities in which we have more than a 20%, interest do not have a controlling interest, and are not the primary beneficiary, and the cost method of accounting for investments in equity securities where our investment is less than a 20% interest and we have little or no control over operating activities of the investee.

 Evaluation of Long-Lived Assets. In assessing the recoverability of our investments in equity securities, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges for these assets. Based on the assessments performed as of December 31, 2008 and 2007, we did not record any impairment charges related to these investments.

 Contingencies. We are involved in certain claims and litigation related to our operations. In the opinion of management, liabilities, if any, arising from these claims and litigation have had a material adverse effect on Regency’s combined financial position, liquidity, or results of operations. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual matter. Based on the assessments performed as of December 31, 2008 and 2007, we recorded the $3,000,000 Settlement expense and related interest expense of 25,269 for 2008 but no additional reserves for contingencies.

 Share-Based Compensation. We record the compensation expense related to stock options according to SFAS 123R, as adopted on January 1, 2006. We record the compensation expense related to options using the fair value as of the date of grant as calculated using the Black-Scholes-Merton method. We record the compensation expense related to restricted stock units using the fair value as of the date of grant.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2008, we had current assets of $10,773,637, Shareholders' Equity of $19,536,251, $10,369,213 in cash and marketable securities, total assets of $22,862,120 and total liabilities of $3,325,869.

The most significant sources of cash are from distributions of earnings received from our equity investment in MESC Capital and interest and dividends earned from existing cash and cash equivalents. To the extent cash flows from operating activities are not sufficient, we could liquidate marketable securities as necessary. We believe our cash flow from our investments and existing cash and cash equivalents will be adequate to satisfy our cash needs for the next twelve months.

The most significant uses of cash are for employee compensation and professional fees for legal and accounting services.

Currently, there are no plans for external financing of current operations or holdings.

During the preparation of our 2004 Federal corporation income tax return, a dispute arose between the Company and Security Land regarding the proper amount of taxable income to be allocated to us and reported to the IRS on Federal Form K-1. This dispute has not been resolved and as such we continue to report a different amount of income on our corporation income tax return than was reported to the IRS by Security Land. The discrepancy may cause our tax returns to be audited by the IRS. We believe that the outcome of any IRS examination will not affect our financial statements in this year as net operating losses are available to offset any additional income not reported.

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

IMPACT OF INFLATION

Although we have not attempted to calculate the effect of inflation, management does not believe inflation has had a material effect on our results of operations.

OFF BALANCE SHEET ARRANGEMENTS

The Company has not entered into any off balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, and are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements required by Item 8 of Part II of Form 10-K are presented on page F-1 through F-25 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

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

Our senior management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  We have previously filed our Form 10KSB and Form 10-Q after the required date due to a delay in receiving necessary information from our investment in Security Land.  Although we have attempted to accelerate this process, to date we have been unsuccessful.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2008 based on the criteria set forth in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting of the Company. Our management report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

No change occurred in our internal controls concerning financial reporting during the fourth quarter of the fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

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

Laurence S. Levy, 53
Mr. Levy is Chairman of the Board of Directors, President, and Chief Executive Officer of the Company since 2002. Mr. Levy founded the predecessor to Hyde Park Holdings, LLC in July 1986 and has since served as its Chairman. Hyde Park Holdings, LLC is an investor in middle market businesses. Mr. Levy serves as an officer or director of many companies in which Hyde Park Holdings, LLC or its affiliates invests. Presently, these companies include: Ozburn-Hessey Logistics LLC, a national logistics services company, of which Mr. Levy is a director; Derby Industries LLC, a sub-assembly business to the appliance, food and transportation industries, of which Mr. Levy is chairman; and Warehouse Associates L.P., a provider of warehouse and logistics services, of which Mr. Levy is Chairman. Mr. Levy is also the chairman of the board and chief executive officer of Rand Logistics, Inc., a NASDAQ listed company which provides bulk freight shipping services throughout the Great Lakes region and chairman of the board of Essex Rental Corp., an OTC bulletin board company and one of North America’s leading providers of lattice-boom crawler crane and attachment rental services.  In addition, from March 1997 to January 2001, Mr. Levy served as Chairman of Detroit and Canada Tunnel Corporation, a company which operates the toll tunnel between Detroit, Michigan and Windsor, Ontario, and from August 1993 until May 1999, Mr. Levy served as Chief Executive Officer of High Voltage Engineering Corporation, a diversified industrial and manufacturing company. Mr. Levy received a Bachelor of Commerce degree and a Bachelor of Accountancy degree from the University of Witwatersrand in Johannesburg, South Africa. He is qualified as a Chartered Accountant (South Africa). Mr. Levy received a Master of Business Administration degree from Harvard University and graduated as a Baker Scholar.

Neil N. Hasson, 44
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

Errol Glasser, 56
Mr. Glasser is a Director of the Company since 2002. Mr. Glasser has been President of Triangle Capital, LLC, a private investment and advisory company based in New York City since 2004.  Previously, Mr. Glasser was President of East End Capital Management and a Managing Director at Kidder, Peabody & Co. with responsibility for its West Coast investment banking activity.  Mr. Glasser is a member of the compensation, nominating and audit committees.

Carol Zelinski, 55
Ms. Zelinski is the Secretary of the Company. Since 1997, Ms. Zelinski has been an analyst at Hyde Park Holdings, LLC, a private investment firm. Ms. Zelinski also serves as the Secretary of Rand Logistics, Inc., a NASDAQ listed company which provides bulk freight shipping services throughout the Great Lakes region and Secretary of Essex Rental Corp., an OTC bulletin board company and one of North America’s leading providers of lattice-boom crawler crane and attachment rental services. Ms. Zelinski is not a Director of the Company.

There are no family relationships among any of the directors or executive officers of the Company.

Compliance with Section 16(a) of the Exchange Act

Based solely on a review of reports on Form 3 and 4 and amendments thereto furnished to us during our most recent fiscal year, reports on Form 5 and amendments thereto furnished to us with respect to our most recent fiscal year, we believe that no person who, at any time during the fiscal year ended December 31, 2008, was subject to the reporting requirements of Section 16(a) with respect to Regency failed to meet such requirements on a timely basis.

Code of Ethics

We have adopted a Code of Ethics that applies to the Company's chief executive officer and chief financial officer. A copy of the Code of Ethics will be provided without charge to any person who requests it by writing to the address set forth on the cover page to this Form 10-K.

Audit Committee

The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, and consists of Errol Glasser.  The current member of the Company's Audit Committee is an "independent director" as determined pursuant to Rule 5605(a)(2) of The NASDAQ Stock Market, LLC listing standards.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table provides the compensation of our named executive officers, direct or indirect, for services rendered in all capacities for the fiscal years ended December 31, 2008 and 2007:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Laurence S. Levy	2008	200,000	0	0	154,200(1)	0	0	45,000(3)	399,200
President and Chief Executive Officer	2007	200,000	0	0	197,750(2)	0	0	44,000(3)	441,750

Neil N. Hasson	2008	50,000	0	0	0	0	0	12,500(3)	62,500
Chief Financial Officer	2007	50,000	0	0	0	0	0	12,500(3)	62,500

(1)
On August 13, 2008 Mr. Levy was granted 50,000 stock options pursuant to our 2003 Stock Incentive Plan, as amended. We determined the above fair market values of the options issued under the Black-Scholes Option Pricing Model and with the provisions of SFAS 123(R).

(2)
On August 14, 2007 Mr. Levy was granted 50,000 stock options pursuant to our 2003 Stock Incentive Plan, as amended. We determined the above fair market values of the options issued using the Black-Scholes Option Pricing Model and with the provisions of SFAS 123(R).

(3)	Other compensation consists of contributions made to a SEP-IRA retirement plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Laurence S. Levy (1)	25,000 50,000 50,000 50,000 50,000 50,000	0 0 0 0 0 0	0 0 0 0 0 0	1.35 1.53 2.01 6.27 5.10 4.20	4/3/2013 10/1/2013 6/10/2014 4/1/2016 8/14/2017 8/13/2018	0	0	0	0
Neil N. Hasson (1)	25,000 50,000 50,000	0 0 0	0 0 0	1.35 1.53 2.01	4/3/2013 10/1/2013 6/10/2014	0	0	0	0

The following table sets forth certain information with respect to the value of all equity awards that were outstanding at December 31, 2008.

(1)	The options were granted pursuant to the Issuer’s 2003 Stock Incentive Plan, as amended.

DIRECTOR COMPENSATION

The following table summarizes compensation paid to our non-management directors during the fiscal year ended December 31, 2008. Compensation to our directors who are members of management is set forth in the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Errol Glasser	30,000 (1)	19,350 (2)	- (3)	-	-	-	$49,350

(1)            Non-management directors receive for services an annual amount of $30,000, payable in stock or cash at the sole discretion of each non-management director and 500 shares of our common stock for each committee served.

(2)            Mr. Glasser was entitled to receive 500 shares of our common stock for serving on each of our Audit Committee, Compensation Committee and Nominating Committee for the year ended December 31, 2008.  In addition, we owed Mr. Glasser 1,500 and 1,125 shares of common stock for serving on these committees during 2007 and 2006, respectively.  Mr. Glasser received such shares with 375 shares for 2008 in June 2008.  As of December 31, 2008, we owe Mr. Glasser 1,125 shares of common stock for serving on the committees for the period April-December 2008.

(3)            In December 2008, Mr. Glasser was granted 5,000 replacement options in order to comply with Section 409A of the Internal Revenue Code, as amended.  The modification did not have a material effect on the award, and no additional compensation was recorded.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

In connection with the restructuring transactions described in Item 1, we entered into an Employment Agreement with Laurence S. Levy, our current President and Chief Executive Officer, and with Neil Hasson, our current Chief Financial Officer. Under each employment agreement, the executive's employment commences on the date of the Restructuring Transactions and terminates upon the date on which the executive attains retirement age, provided that the executive may terminate his employment upon 30 days notice to Regency and he may be removed from office upon death or disability or for just cause. The employment agreements provide for a base annual salary of no less than $150,000 for Mr. Levy and no less than $50,000 for Mr. Hasson, a discretionary bonus and other customary benefits. Effective April 1, 2006, Mr. Levy’s annual base salary is no less that $200,000.

The employment agreements with Laurence Levy, President and Chief Executive Officer of the Company, and Neil Hasson, Chief Financial Officer of the Company, also were amended on December 17, 2008 in order to comply with provisions of Section 409A of the Internal Revenue Code, as amended.

LONG TERM INCENTIVE PLAN

There have been no awards under any long-term Incentive Plan during the last completed fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information.

	(a)	(b)	(c)
PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (#)	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS ($)	NUMBER OF SECURITIES REMAINING AVAILABLE FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a))
Equity compensation plans approved by security holders	N/A	N/A	N/A

Equity compensation plans not approved by security holders (1)	412,500	2.98	210,000

Total	412,500	2.98	210,000

_____________________
(1) These options were granted under our 2003 Stock Incentive Plan, as amended. The 2003 Stock Incentive Plan, as amended, is administered by our Board of Directors or by a committee thereof. No grants may be made under the 2003 Stock Incentive Plan, as amended, after the 10-year anniversary of the plan. The 2003 Stock Incentive Plan, as amended, provides for the grant of non-qualified stock options in the sole discretion of the Board or a committee thereof. Stock options may be exercised in cash and/or unless otherwise provided in an applicable stock option agreement, with shares of our common stock upon the terms set forth in the 2003 Stock Incentive Plan, as amended. In addition, each non-employee director of the Company was granted 250 shares of our common stock at the end of each calendar quarter for which he or she has served as a director for such entire calendar quarter.  Effective April 1, 2006, non-management directors no longer receive 250 shares of our common stock for every quarter of a year of service completed. Effective April 1, 2006 non-management directors receive 500 shares of our common stock, per annum, per committee served.  Please see the full terms of the 2003 Stock Incentive Plan, as amended, for more detailed information.

Security Ownership of Certain Beneficial Owners.

The following table sets forth information regarding ownership of our common stock as of August 24, 2009 by those individuals or groups who are known by us to beneficially own more than five percent (5%) of the outstanding shares of our common stock.  Except as otherwise indicated below, to our knowledge, each such beneficial owner has sole voting and investment power with respect to the shares beneficially owned by such stockholder.

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT BENEFICIALLY OWNED	PERCENT OF CLASS

Royalty Holdings, LLC and Royalty Management, Inc. 461 Fifth Avenue, 25th Fl. New York, New York 10017	1,823,738 (1)	52.6%

Laurence S. Levy (1) c/o Hyde Park Holdings, LLC 461 Fifth Avenue, 25th Fl. New York, New York 10017	2,198,738 (1)(2)	58.0%

Michael J. Meagher Stephen C. Smith c/o The Seaport Group LLC 360 Madison Avenue New York, New York 10017	257,583 (3)	7.4%

(1)	Based on information contained in an amendment to the Statement on Schedule 13D filed by such entities on January 9, 2008.

(2)
Comprised of (i) the 1,823,738 shares that are beneficially owned by Royalty Management, Inc., of which Mr. Levy is the President, sole director and sole stockholder, (ii) 325,000 shares underlying currently exercisable options granted to Mr. Levy under the Company's 2003 Stock Incentive Plan, as amended and (iii) 50,000 shares owned directly.

(3)	Based on information contained in an amendment to the Statement on Schedule 13G filed by such entity on February 14, 2008.

The following table sets forth certain information as of August 24, 2009 regarding the ownership of common stock by (i) each director, (ii) each individual named in the Summary Compensation Table contained herein, and (iii) all current executive officers and directors of the Company as a group. Except as otherwise indicated, to our knowledge, each such individual has sole voting and investment power with respect to the shares beneficially owned by such stockholder.

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS

Laurence S. Levy (1)	2,198,738 (2)	58.0%

Neil N. Hasson (1)	175,000 (3)	4.9%

Errol Glasser 505 Park Avenue Suite 1902 New York, New York 10022	21,750 (4)	*

All current Directors and Executive Officers as a group (3 persons)	2,395,488	61.1%

*Less than 1%

(1)	The address of such beneficial owner is c/o Hyde Park Holdings, LLC, 461 Fifth Avenue, 25th Floor, New York, New York 10017.

(2)
Comprised of (i) the 1,823,738 shares that are beneficially owned by Royalty Management, Inc., of which Mr. Levy is the President, sole director and sole stockholder, (ii) 325,000 shares underlying currently exercisable options granted to Mr. Levy under the Company's 2003 Stock Incentive Plan, as amended, and (iii) 50,000 shares owned directly.

(3)	Comprised of 125,000 shares of Common Stock underlying options currently exercisable granted to Mr. Hasson under the Company's 2003 Stock Incentive Plan, as amended, and 50,000 shares owned directly.

(4)
Includes 12,500 shares of Common Stock underlying stock options currently exercisable or exercisable within sixty days issued to such individual under the Company's 2003 Stock Incentive Plan, as amended, and 9,250 directly.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

We are not listed on any national securities exchange and, consequently, we and our Board of Directors are not subject to the independence requirements of any national securities exchange.  Our Board of Directors determines director independence based on an analysis of The NASDAQ Stock Market LLC listing standards, including Rule 5605(a)(2) thereof, and all relevant securities and other laws and regulations regarding the definition of “independent”.

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

Employment Agreements

See "ITEM 11. EXECUTIVE COMPENSATION - EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS" which is incorporated herein by reference.

Other Arrangements

See "ITEM 1. BUSINESS - NARRATIVE DESCRIPTION OF BUSINESS - "National Resource Development Corporation; Iron Mountain Resources, Inc.", which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees billed by Rosenberg Rich Baker Berman & Company for each of the last two fiscal years for professional services rendered for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s quarterly reports on Forms 10-QSB and 10-Q and services that were provided in connection with statutory and regulatory filings or engagements were $57,407 for the fiscal year ended December 31, 2008 and $57,808 for the fiscal year ended December 31, 2007.

Audit-Related Fees. The aggregate fees billed by Rosenberg Rich Baker Berman & Company for each of the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements were $0 for the fiscal year ended December 31, 2008 and $0 for the fiscal year ended December 31, 2007.

Tax Fees. The aggregate fees billed by Rosenberg Rich Baker Berman & Company in each of the last two fiscal years for professional services rendered for tax compliance, tax advice and tax planning were $25,835 for the fiscal year ended December 31, 2008 and $41,763 for the fiscal year ended December 31, 2007.

All Other Fees. The aggregate fees billed by Rosenberg Rich Baker Berman & Company in each of the last two fiscal years for products and services other than those reported in the three prior categories were $0 for the fiscal year ended December 31, 2008 and $0 for the fiscal year ended December 31, 2007.

Policy on Pre-Approval of Services Provided by Rosenberg Rich Baker Berman & Company

Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of Rosenberg Rich Baker Berman & Company are subject to the specific pre-approval of the Audit Committee. All audit and permitted non-audit services to be performed by Rosenberg Rich Baker Berman & Company require pre-approval by the Audit Committee. The procedures require all proposed engagements of Rosenberg Rich Baker Berman & Company for services of any kind to be submitted for approval to the Audit Committee prior to the beginning of any services. The Company's audit and tax services proposed for 2008 along with the proposed fees for such services were reviewed and approved by the Company's Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

Financial Statements:	Page

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets	F-2 - F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Shareholders' Equity	F-5
Consolidated Statements of Cash Flows	F-6 - F-7
Notes to Consolidated Financial Statements	F-8 - F-25

Index of Exhibits

Exhibit No.	Description of Document

3.1(i)(a)	Restated Certificate of Incorporation of the Company (filed as exhibit 3.1(i)(a) to the Company's Form 10-Q dated November 19, 2002, and incorporated herein by reference).

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

10.35
Purchase Agreement for a 5% Limited Partnership Interest in 1500 Woodlawn Limited Partnership, the General Partner of Security Land (filed as exhibit 10.2 to the Company's report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference).

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

10.42	Stock Option Agreement, dated as of June 14, 2005 between the Company and Laurence S. Levy (incorporated by reference from an Amendment to Schedule 13D filed on June 24, 2005). *

10.43	Stock Option Agreement, dated as of June 14, 2005 between the Company and Neil Hasson (incorporated by reference from an Amendment to Schedule 13D filed on June 24, 2005). *

10.44	Stock Option Agreement, dated as of April 1, 2006 between the Company and Laurence S. Levy (incorporated by reference from the Company’s Quarterly Report on Form 10-QSB filed on May 19, 2006). *

10.45	Stock Option Agreement, dated as of August 14, 2007 between the Company and Laurence S. Levy (incorporated by reference from the Company’s Quarterly Report on Form 10-QSB filed on October 5, 2007). *

10.46	Third Amendment to 2003 Stock Incentive Plan dated as of August 13, 2004 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on September 12, 2008).*

10.47	Stock Option Agreement, dated as of December 17, 2008 between the Company and Errol Glasser (incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on January 8, 2009).*

10.48
Amendment to Employment Agreement between the Company and Laurence S. Levy dated as of December 17, 2008 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on January 8, 2009).*

10.49
Amendment to Employment Agreement between the Company and Neil Hasson dated as of December 17, 2008 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on January 8, 2009).*

10.50	Stock Option Agreement, dated as of August 13, 2008 between the Company and Laurence S. Levy (incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on September 12, 2008). *

10.51+	Stock Option Agreement, dated as of April 30, 2009 between the Company and Laurence S. Levy. *

21+	Schedule of Subsidiaries.

31.1+	Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Report of the Special Committee of the Company's Board  of Directors, dated May 10, 2003, and adopting  resolutions (filed as Exhibit 99.2 to Company's  Quarterly Report on Form 10-Q for the period ended March  31, 2003, and incorporated by reference herein).

____________________

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.
+	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENCY AFFILIATES, INC.

August 31, 2009	By:	/s/ Laurence S. Levy
Date		Laurence S. Levy, President and Chief Executive Officer

August 31, 2009	By:	/s/ Neil N. Hasson
Date		Neil N. Hasson, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

August 31, 2009	By:	/s/ Laurence S. Levy
Date		Laurence S. Levy, President, Chief Executive Officer and Director

August 31, 2009	By:	/s/ Neil N. Hasson
Date		Neil N. Hasson, Chief Financial Officer and Director

August 31, 2009	By:	/s/ Errol Glasser
Date		Errol Glasser, Director

EXHIBIT INDEX

Exhibit No.	Description of Document

3.1(i)(a)	Restated Certificate of Incorporation of the Company (filed as exhibit 3.1(i)(a) to the Company's Form 10-Q dated November 19, 2002, and incorporated herein by reference).

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

10.35
Purchase Agreement for a 5% Limited Partnership Interest in 1500 Woodlawn Limited Partnership, the General Partner of Security Land (filed as exhibit 10.2 to the Company's report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference).

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

10.42	Stock Option Agreement, dated as of June 14, 2005 between the Company and Laurence S. Levy (incorporated by reference from an Amendment to Schedule 13D filed on June 24, 2005). *

10.43	Stock Option Agreement, dated as of June 14, 2005 between the Company and Neil Hasson (incorporated by reference from an Amendment to Schedule 13D filed on June 24, 2005). *

10.44	Stock Option Agreement, dated as of April 1, 2006 between the Company and Laurence S. Levy (incorporated by reference from the Company’s Quarterly Report on Form 10-QSB filed on May 19, 2006). *

10.45	Stock Option Agreement, dated as of August 14, 2007 between the Company and Laurence S. Levy (incorporated by reference from the Company’s Quarterly Report on Form 10-QSB filed on October 5, 2007). *

10.46	Third Amendment to 2003 Stock Incentive Plan dated as of August 13, 2004 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on September 12, 2008).*

10.47	Stock Option Agreement, dated as of December 17, 2008 between the Company and Errol Glasser (incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on January 8, 2009).*

10.48
Amendment to Employment Agreement between the Company and Laurence S. Levy dated as of December 17, 2008 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on January 8, 2009).*

10.49
Amendment to Employment Agreement between the Company and Neil Hasson dated as of December 17, 2008 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on January 8, 2009).*

10.50	Stock Option Agreement, dated as of August 13, 2008 between the Company and Laurence S. Levy (incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on September 12, 2008). *

10.51+	Stock Option Agreement, dated as of April 30, 2009 between the Company and Laurence S. Levy. *

21+	Schedule of Subsidiaries.

31.1+	Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description of Document

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Report of the Special Committee of the Company's Board  of Directors, dated May 10, 2003, and adopting  resolutions (filed as Exhibit 99.2 to Company's  Quarterly Report on Form 10-Q for the period ended March  31, 2003, and incorporated by reference herein).

____________________

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.
+	Filed herewith

Regency Affiliates, Inc. and Subsidiaries

Consolidated Financial Statements

December 31, 2008 and 2007

Regency Affiliates, Inc. and Subsidiaries
Index to the Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements

Consolidated Balance Sheets	F-2-F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Changes in Shareholders' Equity	F-5

Consolidated Statements of Cash Flows	F-6-F-7

Notes to Consolidated Financial Statements	F-8-F-25

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
   of Regency Affiliates, Inc. and Subsidiaries

We have audited the consolidated balance sheets of Regency Affiliates, Inc. and Subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the two year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regency Affiliates, Inc. and Subsidiaries as of December 31, 2008 and 2007 and the results of its consolidated operations, changes in shareholder's equity and cash flows each of the years in the two year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

   /s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
August 25, 2009

Regency Affiliates, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2008	2007
Assets

Current Assets
Cash and cash equivalents	$7,469,213	$253,566
Marketable securities	2,900,000	9,782,234
Accrued interest receivable, net of allowance of $644,109 in both years	-	-
Other current assets	404,424	344,539

Total Current Assets	10,773,637	10,380,339

Property, plant and equipment, net	9,283	13,117

Investment in partnerships / LLC	10,972,900	9,563,717

Deferred tax asset	1,105,000	1,245,500

Other
Total Other Assets	1,300	1,300

Total Assets	$22,862,120	$21,203,973

See notes to the consolidated financial statements.

Regency Affiliates, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2008	2007
Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable and accrued expenses	$300,600	$391,651
Settlement payable	3,025,269	–
Total Current Liabilities	3,325,869	391,651
Commitments and contingencies	–	–

Shareholders' equity

Serial preferred stock, Series C and D, not subject to mandatory redemption, 234,544 shares outstanding; (Maximum liquidation preference $21,141,940)	486,076	486,076

Common stock, par value $0.01; 8,000,000 shares authorized; 3,534,812 in 2008 and 3,531,812 in 2007 issued; 3,468,544 in 2008 and 3,465,544 in 2007 outstanding	35,349	35,319

Additional paid-in capital	7,281,219	7,112,199
Readjustment resulting from quasi-reorganization at December 1987	(1,670,596)	(1,670,596)
Retained earnings	13,813,053	15,258,174
Note receivable-sale of stock, net of allowance of $2,440,000	-	-
Treasury stock, 66,268 shares at cost	(408,850)	(408,850)

Total Shareholders' Equity	19,536,251	20,812,322

	$22,862,120	$21,203,973

See notes to the consolidated financial statements.

Regency Affiliates, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2008	2007

Net Sales	$-	$-

Costs and expenses
General and Administrative expenses	(1,474,939)	(1,426,370)

Loss from operations	(1,474,939)	(1,426,370)

Other income (expense)
Income from equity investment in partnerships	3,084,183	2,695,978
Loss from settlement	(3,000,000)	-
Interest expense	(25,269)	-
Interest and dividend income	142,795	431,552
Unrealized investment gains (losses)	(505)	(3,957)

Net income (loss) before income taxes	(1,273,735)	1,697,203

Income tax expense (benefit)	171,386	(1,139,827)

Net Income (Loss)	$(1,445,121)	$2,837,030

Net income (loss) per common share:

Basic
Net income (loss) per common share	$(0.41)	$0.82
Weighted average number of shares	3,533,480	3,475,932

Diluted
Net income (loss) per common share	$(0.41)	$0.76
Weighted average number of shares	3,848,983	3,710,303

See notes to the consolidated financial statements.

Regency Affiliates, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2008 and 2007

	Preferred Stock		Common Stock		Additional Paid in Capital	Readjustment Resulting from Quasi- Reorganization	Retained Earnings	Note Receivable Sale of Stock	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount					Shares	Amount

Balance – January 1, 2007	605,291	$1,052,988	3,103,078	$31,031	$6,417,739	$(1,670,596)	$12,421,144	$-	66,268	(408,850)	$17,843,456

Exercise of stock options	-	-	13,000	130	22,145	-	-	-	-	-	22,275

Stock options granted to officers	-	-	-	-	197,750	-	-	-	-	-	197,750

Conversion of preferred shares	(370,747)	(566,912)	430,473	4,305	562,607	-	-	-	-	-	-

Purchase treasury shares	-	-	-	-	-	-	-	-	14,739	(88,189)	(88,189)

Retirement of treasury shares	-	-	(14,739)	(147)	(88,042)	-	-	-	(14,739)	88,189	-

Net income	-	-	-	-	-	-	2,837,030	-	-	-	2,837,030

Balance - December 31, 2007	234,544	486,076	3,531,812	35,319	7,112,199	(1,670,596)	15,258,174	-	66,268	(408,850)	20,812,322

Issuance of common stock for accrued expenses	-	-	3,000	30	14,820	-	-	-	-	-	14,850

Stock options granted to officers	-	-			154,200	-	-	-	-	-	154,200

Net income (loss)	-	-	-	-	-	-	(1,445,121)	-	-	-	(1,445,121)

Balance - December 31, 2008	234,544	$486,076	3,534,812	$35,349	$7,281,219	$(1,670,596)	$13,813,053	$-	66,268	$(408,850)	$19,536,251

See notes to the consolidated financial statements.

Regency Affiliates, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007

Cash flows from operating activities
Net income (loss)	$(1,445,121)	$2,837,030
Adjustments to reconcile net income (loss) to net cash used in operating activities
Income from equity investment in partnerships	(3,084,183)	(2,695,978)
Stock-based compensation	154,200	197,750
Depreciation and amortization	3,834	3,476
Deferred tax asset	140,500	(1,245,500)
Changes in assets and liabilities
Increase in other current assets	(59,885)	(203,388)
Decrease in accounts payable and accrued expenses	(76,201)	(82,275)
(Increase) in settlement payable	3,025,269	−
Net cash used in operating activities	(1,341,587)	(1,188,885)
Cash flows from investing activities
Purchases of property and equipment	-	(12,589)
Distribution of earnings from partnership	1,675,000	1,204,635
Purchases of marketable securities	(111,617,766)	(104,796,934)
Proceeds from sales of marketable securities	118,500,000	104,500,000
Net cash provided by investing activities	8,557,234	895,112
Cash flows from financing activities
Proceeds from the exercise of stock options	-	22,275
Purchase of treasury stock	-	(88,189)
Net cash used in financing activities	-	(65,914)

Increase (Decrease) in cash and cash equivalents	$7,215,647	$(359,687)
Cash and cash equivalents – beginning	253,566	613,253
Cash and cash equivalents – ending	$7,469,213	$253,566

See notes to the consolidated financial statements.

Regency Affiliates, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,
	2008	2007
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-

Income taxes	$119,886	$44,200

Supplemental disclosures of non-cash investing and financing activities:
Stock issued in settlement of accrued expenses	$14,850	$-

See notes to the consolidated financial statements.

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of Regency Affiliates, Inc. (the "Company"), its wholly owned subsidiary, Regency Power Inc. (“Regency Power”) since April 30, 2004, date of inception, its 75% owned subsidiary, Iron Mountain Resources, Inc. (“Iron Mountain”) and its 80% owned subsidiary, National Resource Development Corporation ("NRDC"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Earnings Per Share - Basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the year.  Diluted earnings per share computations assume the conversion of all stock options outstanding for the period.  Diluted earnings per share of common stock reflects the maximum potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and would then share in the net income of the Company.  Also refer to Note 11, "Basic and Diluted Earnings Per Share," for additional information.

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

Limitations – Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statements.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

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

These items consist of the following at December 31, 2008 and 2007:

	2008	2007
Machinery and equipment	$50,697	$50,697
Leasehold improvements	9,742	9,742
	60,439	60,439
Accumulated depreciation	51,156	47,322
	$9,283	$13,117

Depreciation expense for the years ended December 31, 2008 and 2007 was $3,834 and $3,476, respectively.

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

Note 2. Marketable Securities

In accordance with SFAS 157, fair value was determined based on quoted prices in active markets, or Level 1 inputs.

The cost and fair value of the Company's investments in marketable securities are as follows:

Trading securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

As of December 31, 2008:
2,900,000 US Treasury bills	$2,900,505	$-	$(505)	$2,900,000

As of December 31, 2007:
9,800,000 US Treasury bills	$9,786,191	$-	$(3,957)	$9,782,234

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

The refinancing of Security Land’s property at 1500 Woodlawn Drive, Woodlawn, Maryland closed on June 24, 2003.  US SSA LLC (a single purpose entity owned by Security Land) borrowed $98,500,000 through a public debt issue underwritten by CTL Capital, LLC.  Proceeds of the refinancing were used to repay the outstanding balance of Security Land's 1994 indebtedness, to establish reserves to make capital improvements to the property, to provide reserves required by the new debt, to pay costs and expenses related to issuing the debt, to pay fees related to the lease extension with the GSA and the financing, and to make a distribution to the partners of Security Land.  The debt is for a term of 15.3 years maturing October 31, 2018 at which time the loan will have been paid down to a balance of $10,000,000.  Security Land also obtained residual value insurance for approximately $10,000,000.  The interest cost of the financing is 4.63%.  The financing is non-recourse to the Company.  The Company received $41,018,943 from the Security distribution.  In connection with the Security Land refinancing and distribution, the Company was required to repay its KBC Bank loan.  The payoff amount was $14,145,410, which included a release fee and make-whole premium.

For the years ended December 31, 2008 and 2007 the Company's income from its equity investment in Security Land was $1,678,925 and $1,516,455, respectively.   These funds, however, are principally committed to the amortization of the outstanding principal balance on Security Land's real estate mortgage. Security Land does not currently provide liquidity to the Company.

Summarized financial information for Security Land is as follows:

	2008	2007
Balance Sheet Data
Cash and receivables	$1,201,696	$1,109,104
Restricted cash	2,276,931	2,254,315
Real estate, net	28,081,476	30,456,122
Deferred charges, net	6,314,898	7,172,186
Other assets	320,044	350,681
Total Assets	38,195,045	41,342,408

Accounts payable and accrued expenses	354,490	350,425
Project note payable	73,550,621	78,459,228
Other liabilities	151,482	161,591
Total Liabilities	74,056,593	78,971,244

Partners' capital:
Regency Affiliates, Inc.	4,953,818	3,274,894
Other partners	(40,815,366)	(40,903,730)
Total Partners' Capital	(35,861,548)	(37,628,836)
Total Liabilities and Partner's Capital	38,195,045	41,342,408

Statement of Operations Data
Revenues	$13,241,407	$13,250,867
Expenses	7,892,831	8,033,403
Net operating income	5,348,576	5,217,464
Other expenses	(3,581,288)	(3,621,196)
Net income	$1,767,288	$1,596,268

Effective November 30, 2000 the Company invested $10,000 for a 5% limited partnership interest in 1500 Woodlawn Limited Partnership, the general partner of Security Land.  The Company recognized income of $4,418 in 2008 and $3,991 in 2007 from this investment.

Note 4.  Investment in MESC Capital LLC

On April 30, 2004, the Company, through a newly-formed, wholly-owned subsidiary called Regency Power Corporation, a Delaware corporation, acquired a 50% membership interest in MESC Capital, a Delaware limited liability company, from DTE Mobile, LLC (“DTE Mobile”), pursuant to an Assignment and Assumption Agreement dated as of April 30, 2004. The purchase price for the 50% membership interest was $3,000,000 and was funded from Regency's working capital. The terms of the Assignment and Assumption Agreement were negotiated on an arms'-length basis between Regency and DTE Mobile. DTE Mobile, which is owned by an unregulated subsidiary of a large energy company that has significant experience in owning, managing and operating electric generation and on-site energy facilities, owns the other 50% membership interest in MESC Capital.

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

The Company accounts for the Investment in Partnerships using the equity method, whereby the carrying value of these investments are increased or decreased by the Company's allocable share of book income or loss.  The Company recognized income of $1,400,840 in 2008 and $1,175,532 in 2007 from this investment.

Summarized financial information for MESC Capital LLC is as follows:

	2008	2007
Balance Sheet Data
Cash and cash equivalents	$2,071,871	$7,347,784
Restricted cash	2,636,641	1,298,930
Trade receivable	2,808,699	1,534,313
Current portion of net investment in direct financing lease	1,420,059	1,312,055
Inventory	3,615,972	3,469,905
Prepaid expenses and other current assets	176,195	208,546
Total current assets	12,729,437	15,171,533

Debt issuance costs	1,027,155	1,203,159
General plant, net	875	17,287
Investment in direct financing lease, net of current portion	20,369,174	21,789,234
Total assets	34,126,641	38,181,213

Accounts payable	2,473,941	4,711,825
Accrued liabilities	49,117	29,846
Long term debt, net of current position	1,487,700	1,350,900
Total current liabilities	4,010,758	6,092,571

Current portion of long term debt	23,124,550	24,612,250
Total liabilities	27,135,308	30,704,821
Unrealized Loss on Interest Rate Swap Contract	1,289,115	267,881
Members’ equity	5,702,218	7,208,511
Total liabilities and members’ equity	34,126,641	38,181,213

Statement of Operations Data
Revenues	$15,262,737	$14,893,320
Expenses	11,897,955	11,196,293
Net operating income	3,364,782	3,697,027
Other income (expense)	(563,103)	(1,345,963)
Net income	$2,801,679	$2,351,064

Note 5. Notes Receivable

Pursuant to the sale of the net operating assets of the Company's subsidiary, Rustic Crafts Inc. (“Rustic Crafts”), on September 30, 2002, Rustic Crafts obtained notes receivable. At December 31, 2003, these notes consisted of the following:

2003
Note receivable, 5% per annum, with monthly payments of principal and interest of $13,342, due 9/30/07	$707,000

Note receivable, 7.5% per annum, with monthly payments of principal and interest of $5,032, with a balloon payment due 9/8/06	422,271

Total	$1,129,271

In March 2004, these notes were deemed to be uncollectible due to the lack of cash flows generated and the continual default on payment terms RCI Wood Products, Inc. (“RCI”). The Company determined to record full impairment of the notes and any accrued interest thereon which totaled $1,182,626.

In December 2005, a stipulation of settlement was entered into in which the Company agreed to accept a total of $125,000 payable over three years in full settlement of the notes detailed above.  No gain or income was recognized as a result of this settlement due to the uncertainty that the amount will actually be realized. Such recovery will be recognized upon receipt. During 2006, the Company received $3,264 of such settlement which was included in other income.  In April 2006, RCI defaulted on the note.  The Company has initiated an action for collection against RCI and a personal guarantor on the note.  RCI has filed for protection under Chapter 11 of the United States Bankruptcy Code.  The Company has received a judgement on the personal guarantee and has initiated collection.  In June 2008, the Company sold the above mentioned notes to a collection agency for $1,000 plus 50% of any amounts received, less expenses of up to $2,500.  To date, the Company has received $1,000 from the collection agency and the collection agency has not received any proceeds on the notes.

Note 6. Serial Preferred Stock

At December 31, 2008 and 2007, the Company had 2,000,000 of authorized shares of $.10 par value serial preferred stock.  Serial preferred stock at December 31, 2008 and 2007, all of which is convertible and cumulative, consists of:

	Shares		Value
				2008	2007
	Designated	Outstanding	Carrying	Liquidation	Liquidation
Series C, $100 stated
value, cumulative	210,000	208,850	$229,136	$20,885,000	$20,885,000

Series B, $10 stated
value, 6% cumulative	-	-	-	-	-

Junior Series, D, $10
Stated value, 7%
Cumulative	26,000	25,694	256,940	256,940	256,940

	236,000	234,544	$486,076	$21,141,940	$21,141,940

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

On February 16, 2007, the Company exercised its right to redeem all of the 370,747 issued and outstanding shares of Series B Stock, payable on March 15, 2007. The aggregate redemption price of 430,473 shares of the Company’s common stock, at $6.65 per share, was $2,862,645. As this amount was less than the original debt obligations exchanged with the preferred stockholders, which represented their investment in 1991 of $3,707,470, no deemed dividend or beneficial conversion feature was recognized by the Company. This transaction resulted in the retirement by the Company of all issued and outstanding Series B stock.

Note 7. Stock Option and Note Receivable - Statesman

Effective June 3, 1997, the Company issued options to purchase 6.1 million (pre-2002 10-1 reverse split) shares of common stock to Statesman Group, Inc. (“Statesmen”).   The options were issued to Statesman in order to secure the release of Mr. William R. Ponsoldt, Sr. to serve as President and Chief Executive Officer of the Company and to recognize in part, the amendment to the Series C preferred shares under which Statesman forfeited certain common stock conversion rights with respect thereto.  Statesman also agreed to provide loan guarantees not to exceed the sum of $300,000 upon the request of the Company and a showing of reasonable need.  Statesman and/or its affiliated interests have provided loan guarantees and/or unsecured prime interest rate direct loans to the Company exceeding $2,000,000 since June 1997.

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

As of December 31, 2008, through the date of this Form 10-K, the Company has not collected the $2,440,000 note and accrued interest of approximately $644,000 which was due on September 30, 2006 from Statesman. The Company has sent demand and default notices to Statesman but has not received a response to date.  Per the terms of the Pledge Agreement, upon event of default, overdue principal and overdue interest will bear interest, payable upon demand, at a rate of twelve percent (12%) per annum, and the pledged securities may be transferred into the Company’s name, or sold for proceeds to satisfy the obligation and collection costs incurred.  At December 31, 2006, the Company had reserved the receivable balance in full while it continues its collection efforts.

Note 8.  Stock Based Compensation

2003 Incentive Stock Plan

Effective as of March 17, 2003, the Company’s Board of Directors and Stockholders approved and adopted the 2003 Stock Incentive Plan (the “2003 Plan”). The 2003 Plan allows the Administrator (as defined in the 2003 Plan), currently the Compensation Committee, to determine the issuance of incentive stock options, non-qualified stock options and restricted stock to eligible employees and outside directors and consultants of the Company. The Company has reserved 500,000 shares of common stock for issuance under the 2003 Plan. The exercise price of any option granted under the 2003 Plan is determined by the Administrator, and no option or award exercise date can exceed ten years from the grant date. On August 13, 2008, the Company’s Board of Directors approved an amendment to the 2003 Plan that increased the total number of authorized shares available from 500,000 to 750,000. All other terms of the Plan remain in full force and effect.

On August 13, 2008, the Company granted 50,000 stock options to the Company’s Chief Executive Officer under the 2003 Plan. The options granted have a term of 10 years and vest immediately.  On August 14, 2007, the Company granted 50,000 stock options to the Company’s Chief Executive Officer.  These options have a term of 10 years and vest immediately.

The fair value of the stock options granted during 2008 and 2007, respectively, under the 2003 Plan was $154,200 and $197,750.  Each stock option award is estimated as of the date of grant using a Black-Scholes option valuation model that uses the assumptions noted below. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of the Company's stock-based compensation was estimated using the Black-Scholes option pricing model which requires highly subjective assumptions including the expected stock price volatility.  The fair value of the Company's stock options was estimated using the following assumptions: no expected dividends, risk free interest rate of 3.94% and 4.73%, expected average life of 7 years and 10 years and an expected stock price volatility of 62% and 67%, for each of the years ended December 31, 2008 and 2007, respectively.  The weighted average fair value of options granted was $2.98 during 2008 and $3.08 during 2007.

Effective December 17, 2008 the Company amended 5,000 outstanding stock options to a director of the Company in order to comply with provisions of Section 409A of the Internal Revenue Code, as amended.  The cancelled options were exercisable on April 1, 2005, had an exercise date of April 1, 2013, and an exercise price of $2.40 per share.  The replacement options have an exercise date of December 17, 2008 an expiration date of December 17, 2018 and an exercise price of $2.60 per share.  The fair market value of the original 5,000 options was measured prior to modification and compared to the fair market value of the modified option award, on the date of modification, based on the remaining contractual term through April 1, 2013.  The Black-Scholes option pricing model was used with the following assumptions: no expected dividends, a risk free interest rate of 1.35%, expected average life of 4.25 years, and an expected price volatility of 32.43%.  The modifications did not have a material effect on the award and no additional compensation expense has been recorded.

The following is a summary of the status of the Company's options for the years ended December 31, 2008 and 2007:

	Exercise Price Range	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at 1/1/07	$.40 - 6.27	344,000	$2.12	7.07
Issued	5.10	50,000	5.10	10
Exercised, forfeited or expired	.40-2.40	(14,000)	.40	1.70
Outstanding at 12/31/07	$1.35– 6.27	380,000	$3.08	7.33

	Exercise Price Range	Options	Average Exercise Price	Average Contract Life
Outstanding at 1/1/08	$1.35 - 6.27	380,000	$3.08	7.33
Issued	2.60 - 4.20	55,000	4.05	10
Exercised, forfeited or expired	1.58 – 2.40	(22,500)	2.31	3.75
Outstanding at 12/31/08	$1.35– 6.27	412,500	$2.98	6.21

Note 9.  Income Taxes

As referred to in Note 1, the Company accounts for income taxes under SFAS 109, “Accounting for Income Taxes”.  The deferred taxes are the result of long-term temporary differences between financial reporting and tax reporting for depreciation, earnings from the Company’s partnership investment in Security Land and the recognition of income tax carryforward items.

At December 31, 2008 and 2007, the Company’s net deferred tax asset, utilizing a 34% effective tax rate, respectively, consists of:

	2008	2007
Deferred tax assets:
Net operating loss carryforward	2,210,000	2,491,000
Valuation allowance	(1,105,000)	(1,245,000)

Subtotal	$1,105,000	$1,245,000

The valuation allowance was established to reduce the net deferred tax asset to the amount that will more likely than not be realized.  This reduction is necessary due to uncertainty of the Company’s ability to utilize the net operating loss (“NOL”) and tax credit carryforwards before they expire.  The primary income of the Company is derived from its investments in Security Land (Note 3) and MESC Capital (Note 4), and future utilization of the carryforwards against this income cannot be determined with certainty.  As a result, the Company reconsidered the need for a valuation adjustment to the NOL’s.   To analyze the need for a valuation allowance, estimates of future taxable income were made using estimates of continuing income from Security Land and MESC Capital and future general and administrative expenses.  The result of this analysis was that the Company estimates that as of December 31, 2008 and 2007, approximately 50% of the NOL’s will be utilized prior to their expiration.  In making these estimates, the Company was required to make certain assumptions regarding future events in both entities, which are managed by third parties.  The future profitability of Security Land and MESC Capital are dependent on future events outside the control of management; future events often do not occur as anticipated and the deviations from estimated earnings can be material.  The 50% adjustment to the valuation allowance of the deferred tax asset yields a $1,105,000 and $1,245,500 net deferred tax asset, as reflected on the balance sheet at December 31, 2008 and 2007, respectively, for use in future periods.

For regular federal income tax purposes, the Company had remaining net operating loss carryforwards of approximately $6,501,000 and $7,327,000 as of December 31, 2008 and 2007, respectively.  These losses can be carried forward to offset future taxable income and, if not utilized, will expire in varying amounts beginning in 2024.  The Company’s tax returns have not recently been examined by the Internal Revenue Service (“Service”) and there is no assurance that the Service would not attempt to limit the Company’s use of its net operating loss and tax credit carry forwards.

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

For the years ended December 31, 2008 and 2007, the tax effect of net operating loss carryforwards reduced the current provision for regular Federal income taxes by approximately $636,000 and $541,000, respectively.  At December 31, 2008 and 2007, the Company has provided $30,886 and $105,673, respectively, for taxes which relate to state income taxes.

The provision (benefit) for income taxes is as follows for the years ended December 31:

	2008	2007
Current	$30,886	$105,673
Deferred	140,500	(1,245,500)
	$171,386	$(1,139,827)

The difference between income tax benefits in the financial statements and the tax benefit computed at the applicable statutory rates of 34% at December 31, 2008 and 2007 is as follows:

	2008	2007

Federal expense (benefit) at the statutory rate	34.0%	34.0%
State tax expense	2.4	6.2
Benefit of net operating loss carry forward, net	(22.9)	(107.4)
Effective tax rate of income tax expense (benefit)	13.5%	(67.2)%

As of December 31, 2007, approximately $332,800 of state taxes were remitted on the Company’s behalf by its Security Land partnership interest.  These prepaid taxes are included in Other Current Assets on the Balance Sheet as of December 31, 2008 and 2007.  These prepaid taxes were subsequently received by the Company in 2009.

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

Laurence S. Levy - base annual salary of no less than $150,000 per annum, discretionary annual bonus, options to purchase 25,000 shares of common stock at an exercise price of $1.35 per share, benefits, expense reimbursement and insurance (including, but not limited to, life, travel accident, health).  Effective April 1, 2006, Mr. Levy’s salary is no less than $200,000 per annum.

Neil Hasson - base annual salary of no less than $50,000 per annum, discretionary annual bonus, options to purchase 25,000 shares of common stock at an exercise price of $1.35 per share, benefits, expense reimbursement and insurance (including, but not limited to, life, travel accident, health).

Note 11. Basic and Diluted Earnings Per Share

Net income per common share is determined in accordance with Statement of Financial Accounting Standards (“FAS”) No. 128, “Earnings per Share” (“FAS 128”).  Under the provisions of FAS 128, basic net income per common share is computed by dividing the net income applicable to common shares by the weighted average number of common shares outstanding during the period.  Weighted average common shares include shares of the Company’s stock.  Diluted net income per common share adjusts basic net income per common share for the effects of convertible preferred stock, outstanding stock options and any other potentially dilutive instruments, only in the periods in which such effect is dilutive under the treasury stock method.

A reconciliation of the numerators and denominators of basic and diluted earnings per share as of December 31, 2008 and 2007 consisted of the following.

	December 31, 2008		December 31, 2007
	Basic	Dilutive	Basic	Dilutive
Weighted average number of shares outstanding	3,533,480	3,533,480	3,475,932	3,475,932

Common Stock equivalent shares
Preferred shares Series D	-	50,519	-	44,841
Preferred shares Series B	-	-	-
Options (treasury share method)	-	264,984	-	189,530

Total weighted average and equivalent shares	3,533,480	3,848,983	3,475,932	3,710,303

Net Income	$(1,445,121)	$(1,445,121)	$2,837,030	$2,837,030

Earnings per share, basic and dilutive	$(.41)	$(.41)	$0.82	$0.76

Convertible preferred Series D stock outstanding at December 31, 2007 were converted to 44,841 shares of common stock for the above dilutive earnings per share computations.

Convertible preferred Series B shares were converted into 430,473 shares of common stock during 2007.

Options to purchase 412,500 and 380,000 shares of common stock at varying prices were outstanding at December 31, 2008 and 2007, respectively.  The options were issued pursuant to the 2003 Stock Incentive Plan, as amended, and expire at varying dates through August 2018.

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are antidilutive and therefore not included in the computation of diluted net income (loss) per common share.  For the year ended December 31, 2007, 50,000 of such options have been excluded from the above computations.  For the year ended December 31, 2008, all options to purchase shares of common stock were excluded from the calculation of dilutive earnings per share as the effect would have been antidilutive.

Note 12. Related Party Transactions

In December 2005, the Company’s wholly owned subsidiary, Rustic Crafts, entered into a stipulation of settlement with RCI Wood Products (“RCI”) regarding outstanding indebtedness with RCI. Under this settlement RCI agreed to pay Rustic Crafts the sum of $125,000 with interest at six and one-half percent per annum, payable in thirty-five installments of $1,088 each, commencing in January 2006. In April 2006, Rustic Crafts defaulted on the note.  The Company had initiated an action for collection against RCI and a personal guarantor on the note.  In June 2008, the Company sold the above mentioned notes to a collection agency for $1,000 plus 50% of any amounts received less expenses of up to $2,500.

Pursuant to a License Agreement entered into in March 2003, Royalty Management, Inc., which is wholly-owned by Laurence Levy, the Company's President and a director, provides New York City office space, office supplies and services to the Company for $126,000 per year.

During the year ended December 31, 2008, the Company issued 3,000 shares of the Company’s common stock to a director for payment of director fees for the fiscal years ended December 31, 2006, December 31, 2007, and the first three months of the fiscal year ended December 31, 2008. The value of the stock amounted to $14,850.

During the year ended December 31, 2008, the Company issued 50,000 options to purchase 50,000 shares of its common stock to an officer of the Company. The stock options expire on August 13, 2018 and have an exercise price of $4.20 per share.

During the year ended December 31, 2008, the Company amended 5,000 outstanding stock options to a director of the Company in order to comply with provisions of Section 409A of the Internal Revenue Code, as amended. The cancelled options were exercisable on April 1, 2005, had an expiration date of April 1, 2013, and an exercise price of $2.40 per share. The replacement options have an exercise date of December 17, 2008, an expiration date of December 17, 2008 and an exercise price of $2.60 per share. In addition, the employment agreements with Laurence Levy, President and Chief Executive Officer of the Company, and Neil Hasson, Chief Financial Officer of the Company, also were amended on December 17, 2008 in order to comply with provisions of Section 409A of the Internal Revenue Code, as amended.

During the years ended December 31, 2008 and 2007, the Company incurred directors’ fees of $36,350 and $50,500, respectively, for services rendered.

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

The defendants in the Delaware Action, other than Statesman, were entitled to be indemnified by the Company for damages, if any, and expenses, including legal fees, they have incurred as a result of the lawsuit, subject to certain circumstances under which such indemnification is not available.

On April 28, 2008 the parties executed a memorandum of understanding (the "MOU") reflecting an agreement in principle to settle that class action. The MOU provided that we would pay $3,000,000 plus interest to the plaintiff class.

On June 15, 2009, the Court entered an order approving a stipulation of settlement (the “Settlement”) of the Delaware Action.  The period for appeal of the Settlement expired on July 15, 2009.

The terms of the Settlement are in all material respects identical to the terms of the MOU.  Pursuant to the Settlement, on July 17, 2009, Regency paid $3,045,874.72 into escrow for the benefit of the plaintiff class.  The plaintiff class is defined in the Settlement as all record and beneficial owners of Regency common stock on October 17, 2002, including any and all of their respective successors in interest, predecessors, representatives, trustees, executors, administrators, heirs, immediate and remote, and any person or entity acting for or on behalf of, or claiming under any of them, and each of them.  The plaintiff class does not include the defendants, members of their families, affiliates of the defendants, and those individuals or entities who solely held securities convertible into Regency common stock or options to purchase Regency common stock.  Regency made the settlement payment pursuant to its obligation to indemnify the defendants who are former directors of Regency.  In connection with the Settlement, and with the assistance of independent counsel, Regency determined that indemnification of its former directors is appropriate under Delaware law.  The  Settlement expressly provides that the defendants admit no wrongdoing but have agreed to the Settlement to eliminate the uncertainty, distraction, burden and expense of further litigation.

Regency’s insurance carrier has denied coverage with respect to the claims contained in the Delaware Action on the basis of the "insured vs. insured" exclusion since one of the plaintiffs, Donald D. Graham, was previously a director of Regency.

(iv) The Company has significant tax loss and credit carryforwards and no assurance can be provided that the Internal Revenue Service would not attempt to limit or disallow altogether the Company's use, retroactively and/or prospectively, of such carryforwards, due to ownership changes or any other reason.  The disallowance of the utilization of the Company's net operating loss would severely impact the Company's financial position and results of operations due to the significant amounts of taxable income (generated by the Company's investment in Security Land) that has in the past been, and may in the future be, offset by the Company's net operating loss carryforwards (See Note 9).

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

Note 14.  Simplified Employee Pension – Individual Retirement Account (SEP-IRA)

The Company had adopted a SEP-IRA Plan in 2004.  During the years ended December 31, 2008 and 2007, the Company made contributions of $69,688 and $74,250, respectively, to the SEP-IRA Plan.  The SEP-IRA Plan covers all employees who received compensation from the Company during the year.  Employer contributions are discretionary and determined annually.  In addition, the SEP-IRA Plan allows participants to make elective deferral contributions through payroll deductions.

Note 15. Lease Commitments

Regency has renewed its office space lease through June 30, 2011.  Minimum lease payments are $22,680 for 2009 and 2010, and $11,340 for 2011.  Rent expense was $22,138 and $20,325 for the years ended December 31, 2008 and 2007, respectively.

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

Note 17.  New Accounting Standards

Effective January, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157”). In February 2008, the FASB issued Staff Position (“FSP”) FAS 157-1 to exclude SFAS No. 13, “Accounting for Leases” and its related interpretive accounting pronouncements that address leasing transactions, from the scope of SFAS No. 157. In February 2008, the FASB also issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provision of SFAS 157 with respect to its financial assets and liabilities only. For the portion of SFAS 157 that has been deferred, the Company is currently evaluating the effects of SFAS 157 will have on its financial statements. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for an asset or liability in an orderly transaction between participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1 – quoted prices in active markets for identical assets or liabilities.

Level 2 – inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or corroborated by observable market data or substantially the full term of the assets or liabilities.

Level 3 – unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities

The adoption of this statement did not have a material impact on the Company’s results of operations and financial condition.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations”.  SFAS 141(R) establishes principles and requirements for an acquirer, which improves the relevance, representational faithfulness and comparability of information provided by a reporting entity in its financial reports about business combinations and its effects.  SFAS 141(R) is effective prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  SFAS 141(R) is not expected to have a material impact on the Company’s financial statements.

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

SFAS 160 is effective for fiscal years and interim periods beginning on or after December 15, 2008.  The Company is currently evaluating the impact of SFAS 160 on its financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosure about Derivative Instruments and Hedging Activities.”  This Statement is an amendment of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”  This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the implementation of this new standard to have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.”  FAS 162 is intended to improve financial reporting by indentifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities.  FAS 162 is effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Company does not expect the adoption of this statement to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.”  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 143, “Goodwill and Other Intangible Assets.”  This change is intended to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141R and other GAAP.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which will be the Company’s fiscal year 2009.  The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  The Company does not expect the adoption of this statement to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.”  EITF 07-05 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  It is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company does not expect the adoption of EITF 07-05 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.