Form 10-Q
period 2009-03-31
REGENCY AFFILIATES INC
filed 2009-09-18
CIK 99249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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
OUTSTANDING AS OF SEPTEMBER 17, 2009: 3,468,544

REGENCY AFFILIATES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

Regency Affiliates, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

Assets
	March 31, 2009 (Unaudited)	December 31, 2008
Current Assets
Cash and cash equivalents	$266,621	$7,469,213
Marketable securities	9,799,750	2,900,000
Interest receivable, net of allowance of $644,109	-	-
Other current assets	410,666	404,424

Total Current Assets	10,477,037	10,773,637

Property, plant and equipment, net	8,325	9,283

Investment in partnerships/LLC	11,416,330	10,972,900

Deferred tax asset	1,105,000	1,105,000

Other	1,300	1,300

Total Assets	$23,007,992	$22,862,120

Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable and accrued expenses	$245,547	$300,600
Settlement payable	3,034,590	3,025,269
Total Liabilities	3,280,137	3,325,869

Commitments and contingencies	-	-
Shareholders' equity
Serial preferred stock Series C and D, 234,544 shares outstanding, not subject to mandatory redemption (Maximum liquidation
preference $21,141,940)	486,076	486,076

Common stock, par value $.01; authorized 8,000,000 shares;
issued 3,534,812 shares; outstanding 3,468,544 shares	35,349	35,349

Additional paid-in capital	7,281,219	7,281,219
Readjustment resulting from quasi-reorganization at December 1987	(1,670,596)	(1,670,596)
Retained earnings	14,004,657	13,813,053
Note receivable - sale of stock, net of allowance of $2,440,000	-	-
Treasury stock, 66,268 shares at cost	(408,850)	(408,850)

Total Shareholders' Equity	19,727,855	19,536,251

Total Liabilities and Shareholders’ Equity	$23,007,992	$22,862,120

The attached notes are an integral part of these financial statements.

Regency Affiliates, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Net Sales	$-	$-

Costs and expenses
General and administrative expenses	234,031	280,809
	234,031	280,809

Loss from operations	(234,031)	(280,809)

Income from equity investment in partnerships	443,431	688,045
Interest expense	(9,321)	-
Interest and dividend income	1,699	60,707

Net income before income taxes	201,778	467,943

Income tax expense	10,174	9,640

Net Income	$191,604	$458,303

Net income (loss) per common share:
Basic	$.05	$.13
Diluted	$.05	$.12

Weighted average number of common shares outstanding:
Basic	3,534,812	3,531,812
Diluted	3,585,331	3,765,107

The attached notes are an integral part of these financial statements.

Regency Affiliates, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities

Net income	$191,604	$458,303
Adjustments to reconcile net income to
net cash used in operating activities
Depreciation and amortization	958	958
Income from equity investment in partnerships	(443,430)	(688,045)

Changes in operating assets and liabilities
Other current assets	(6,242)	5,816
Accounts payable and accrued expenses	(45,732)	(159,711)
Income taxes payable	-	8,000
Net cash used in operating activities	(302,842)	(374,679)

Cash flows from investing activities

Proceeds from sales of marketable securities	15,700,000	28,800,000
Purchases of marketable securities	(22,599,750)	(28,312,914)

Net cash provided by (used in) investing activities	(6,899,750)	487,086

Increase (decrease) in cash and cash equivalents	$(7,202,592)	$112,407

Cash and cash equivalents – beginning	7,469,213	253,566

Cash and cash equivalents – ending	$266,621	$365,973

	Three Months Ended March 31,
	2009	2008
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-

Income taxes	$22,174	$61,640

The attached notes are an integral part of these financial statements.

REGENCY AFFILIATES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in Regency Affiliates, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2008.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Regency Power, Inc. and Rustic Crafts International, Inc. ("Rustic Crafts"), its 75% owned subsidiary, Iron Mountain Resources, Inc.  ("IMR"), and its 80% owned subsidiary, National Resource Development Corporation ("NRDC").  All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications – Certain items in the financial statements for 2008 have been reclassified to conform with the current 2009 period presentation.  Such reclassification had no effect on net income.

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

During the quarters ended March 31, 2009 and 2008, the Company paid $31,500 in each quarter pursuant to a license agreement entered into with Royalty Management, Inc. (“Royalty”), an entity wholly owned by Laurence Levy, the Company’s President and Chief Executive Officer, for office space, office supplies and services.

REGENCY AFFILIATES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3.  Uncertainties and Contingencies

The Company and Security Land and Development Company Limited Partnership (“Security Land”) are in disagreement as to the manner in which taxable income of Security Land is to be allocated pursuant to the partnership agreement and applicable law, and for years 2004 through 2008, the Company reported to the Internal Revenue Service (the “IRS”) taxable income (loss) from Security Land in a manner the Company believes is proper, but which is different than the manner reported by Security Land. This disagreement has not been resolved. The discrepancy may cause the Company's tax returns to be audited by the IRS.  The Company believes that the outcome of any IRS examination will not materially affect the financial statements of the Company as net operating losses are available to offset any additional income not reported.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 was effective for the Company’s fiscal year ended December 31, 2007 and no cumulative effects are reported through March 31, 2009.

Note 4.  Subsequent Events

In April 2009, the Company issued 50,000 options to purchase 50,000 shares of its common stock to an officer of the Company. The stock options expire on April 30, 2019 and have an exercise price of $2.90 per share.

On June 15, 2009, the Court of Chancery of the State of Delaware (the “Court”) entered an order approving a stipulation of settlement (the “Settlement”) of the class action lawsuit (the “Action”) filed in the Court and captioned Edward E. Gatz, et al. v. William R. Ponsoldt, Sr., et al., (C.A. No. 174-CC).  The period for appeal of the Settlement expired on July 15, 2009.

The terms of the Settlement are in all material respects identical to the terms of the Memorandum of Understanding entered into among the parties to the Action on April 28, 2008.  Pursuant to the Settlement, on July 17, 2009, the Company paid $3,045,874.72 into escrow for the benefit of the plaintiff class.  The plaintiff class is defined in the Settlement as all record and beneficial owners of Company common stock on October 17, 2002, including any and all of their respective successors in interest, predecessors, representatives, trustees, executors, administrators, heirs, immediate and remote, and any person or entity acting for or on behalf of, or claiming under any of them, and each of them.  The plaintiff class does not include the defendants, members of their families, affiliates of the defendants, and those individuals or entities who solely held securities convertible into Company common stock or options to purchase Company common stock.  The Company made the settlement payment pursuant to its obligation to indemnify the defendants who are former directors of the Company.  In connection with the Settlement, and with the assistance of independent counsel, the Company determined that indemnification of its former directors is appropriate under Delaware law.  The  Settlement expressly provides that the defendants admit no wrongdoing but have agreed to the Settlement to eliminate the uncertainty, distraction, burden and expense of further litigation.

Regency’s insurance carrier has denied coverage with respect to the claims contained in the Action on the basis of the "insured vs. insured" exclusion since one of the plaintiffs, Donald D. Graham, was previously a director of the Company.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q, including, but not limited to those regarding the Company's financial position, business strategy, acquisition strategy and other plans and objectives for future operations and any other statements that are not historical facts constitute "forward-looking statements" within the meaning of federal securities laws and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements expressed or implied by such forward-looking statements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effect on its business or operations. These forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those described in our Annual Report on Form 10-K under Item 1A – Risk Factors) which are difficult to predict and, in many instances, are beyond the control of the Company.

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company’s (unaudited) consolidated financial statements and related notes included in Item 1 of this report.

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

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2009, we had current assets of $10,477,037 and stockholders' equity of $19,727,855. On March 31, 2009, we had $10,066,371 in cash and marketable securities, total assets of $23,007,992 and total current liabilities of $3,280,137.

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

The Company and Security Land are in disagreement as to the manner in which taxable income of Security Land is to be allocated pursuant to the partnership agreement and applicable law, and for years 2004 through 2008, the Company reported to the IRS taxable income (loss) from Security Land in a manner the Company believes is proper, but which is different than the manner reported by Security Land. This disagreement has not been resolved. The discrepancy may cause the Company's tax returns to be audited by the IRS.  The Company believes that the outcome of any IRS examination will not materially affect the financial statements of the Company as net operating losses are available to offset any additional income not reported.

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

In connection with the redemption of our common stock owned by Statesman Inc. ("Statesman"), we acquired from Statesman a three-year option to purchase the 20% stock interest in NRDC held by Statesman. To exercise the option, we were required to deliver to Statesman for cancellation a $2,440,000 note issued to us by Statesman in October 2001. As consideration for the option, we (i) paid Statesman $250,000, (ii) amended the note and related pledge agreement to limit our recourse under the note and (iii) transferred to Statesman certain office furniture and equipment that we owned. This option expired in October 2005. As part of the redemption, we also entered into an agreement with Statesman providing for (i) an amendment to the Certificate of Designations of the Series C Preferred Stock for the Company and (ii) certain limitations on the ability of Statesman to issue or transfer shares or other beneficial interests in Statesman or to sell, transfer, purchase or acquire any capital stock of the Company, in each case without first receiving our written confirmation that such issuance or transfer would not adversely affect our ability to utilize our tax loss carryforwards. We paid Statesman an aggregate amount of $2,730,000 in consideration of the foregoing agreements. As of March 31, 2009, through the date of this Form 10-Q, we have not collected the $2,440,000 note and accrued interest of approximately $644,000 due from Statesman. We have sent demand and default notices to Statesman but we have not received a response to date. Per the terms of the Agreement, upon event of default, overdue principal and overdue interest will bear interest, payable upon demand, at a rate of twelve percent (12%) per annum, and the pledged securities may be transferred into our name, or sold for proceeds to satisfy the obligation and collection costs incurred. We have currently reserved the receivable balance in full while we continue our collection efforts. The reserve adjustment included a charge to impairment of loans as other expense in the 2006 statement of operations, and an allowance against the note within equity.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2009 compared to three months ended March 31, 2008:

No revenue was generated by the Company in these periods.

General and administrative expenses decreased by $46,778 or 16.7% to $234,031 in the first quarter of 2009 compared to $280,809 in the comparable period of 2008 primarily due to a decrease in professional fees of $93,657, partially offset by an increase in employee compensation and benefits, and office supply expenses of $46,879.

Income from equity investment in partnerships decreased by $244,614 in the three months ended March 31, 2009, 35.6% lower than the comparable period in 2008.  Our investment in MESC Capital produced income of approximately $88,000 in the quarter ended March 31, 2009 as compared to a net income of approximately $250,000 in the quarter ended March 31, 2008 due to increased expenses associated with repairs and maintenance that MESC Capital performed in 2009.  Our investment in Security Land returned income of approximately $355,000 in the quarter ended March 31, 2009, a decline from $438,000 in the quarter ended March 31, 2008.  Such decline was primarily due to an increase in repair and maintenance costs incurred by Security Land in 2009.

Net income decreased by $266,699 in the quarter ended March 31, 2009 as compared to the comparable period in 2008, or 58.2%, primarily due to the decrease in income from equity investment in partnerships.

Our Stockholders' Equity at March 31, 2009 was $19,727,855 as compared to $19,536,251 at December 31, 2008, an increase of $191,604 which is due to our net income during the quarter ended March 31, 2009.

Impact of Inflation

Although we have not attempted to calculate the effect of inflation, management does not believe inflation has had a material effect on the Company’s results of operations.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, and is not required to provide the information required by this Item.

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

No change occurred in our internal controls over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II  - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no material changes to the disclosure made in our Annual Report on Form 10-K for the year ended December 31, 2008 regarding these matters.

ITEM 1A. RISK FACTORS

Part I, Item 1A — “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2008, describes important factors that could materially affect our business, financial condition and/or future results and cause our operating results to differ materially from those indicated, projected or implied by forward-looking statements made in this Quarterly Report or presented elsewhere by management from time to time. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company; additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results and cause our operating results to differ materially from those indicated, projected or implied by forward-looking statements made in this Quarterly Report or presented elsewhere by management from time to time.

There have been no material changes with respect to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

10.1*
Stock Option Agreement, dated as of April 30, 2009 between the Company and Laurence S. Levy (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

21+	Schedule of Subsidiaries.

31.1+	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
+ Filed herewith * Indicates that exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENCY AFFILIATES, INC.

Date: September 17, 2009	By:	/s/ Laurence S. Levy
Laurence S. Levy
President and Chief Executive Officer

Date: September 17, 2009	By:	/s/ Neil N. Hasson
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

10.1*
Stock Option Agreement, dated as of April 30, 2009 between the Company and Laurence S. Levy (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

21+	Schedule of Subsidiaries.

31.1+	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
+ Filed herewith * Indicates that exhibit is a management contract or compensatory plan or arrangement.