Form 10-Q
period 2009-06-30
REGENCY AFFILIATES INC
filed 2009-09-30
CIK 99249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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
OUTSTANDING AS OF SEPTEMBER 28, 2009: 3,468,544

REGENCY AFFILIATES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

Regency Affiliates, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

Assets
	June 30, 2009 (Unaudited)	December 31, 2008
Current Assets
Cash and cash equivalents	$645,926	$7,469,213
Marketable securities	9,499,561	2,900,000
Interest receivable, net of allowance of $644,109	-	-
Other current assets	122,533	404,424

Total Current Assets	10,268,020	10,773,637

Property, plant and equipment, net	7,366	9,283

Investment in partnerships/LLC	11,807,933	10,972,900

Deferred tax asset	1,105,000	1,105,000

Other	1,300	1,300

Total Assets	$23,189,619	$22,862,120

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$273,477	$300,600
Settlement payable	3,044,092	3,025,269

Total Liabilities	3,317,569	3,325,869

Commitments and contingencies	-	-

Shareholders' equity
Serial preferred stock Series C and D, 234,544 shares outstanding, not subject to mandatory redemption (Maximum liquidation
preference $21,141,940)	486,076	486,076

Common stock, par value $.01; authorized 8,000,000 shares;
issued 3,534,812 shares; outstanding 3,468,544 shares	35,349	35,349

Additional paid-in capital	7,376,219	7,281,219
Readjustment resulting from quasi-reorganization at December 1987	(1,670,596)	(1,670,596)
Retained earnings	14,053,852	13,813,053
Note receivable - sale of stock, net of allowance of $2,440,000	-	-
Treasury stock, 66,268 shares at cost	(408,850)	(408,850)

Total Shareholders' Equity	19,872,050	19,536,251

Total Liabilities and Shareholders’ Equity	$23,189,619	$22,862,120

The attached notes are an integral part of these financial statements.

Regency Affiliates, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net Sales	$-	$-	$-	$-

Costs and expenses
General and administrative expenses	324,073	341,722	558,104	622,531
	324,073	341,722	558,104	622,531

Loss from operations	(324,073)	(341,722)	(558,104)	(622,531)

Income from equity investment in partnerships	391,602	525,083	835,033	1,213,128
Interest and dividend income	1,167	36,678	2,866	97,385
Interest expense	(9,502)	-	(18,823)	-

Net income before income taxes	59,194	220,039	260,972	687,982

Income tax expense	10,000	11,421	20,174	21,061

Net Income	$49,194	$208,618	$240,798	$666,921

Net Income per common share
Basic	$.01	$.06	$.07	$.19
Diluted	$.01	$.06	$.06	$.18

Weighted average number of common shares outstanding
Basic	3,534,812	3,532,445	3,534,812	3,532,127
Diluted	3,723,010	3,761,843	3,717,091	3,764,356

The attached notes are an integral part of these financial statements.

Regency Affiliates, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities

Net income	$240,798	$666,921
Adjustments to reconcile net income to
net cash used in operating activities
Depreciation and amortization	1,917	1,917
(Income) from equity investment in partnerships	(835,033)	(1,213,128)
Stock-based compensation	95,000	-
Changes in operating assets and liabilities		14,850
Other current assets	281,892	(11,400)
Accounts payable and accrued expenses	(27,123)	(96,764)
Settlement payable	18,823	-
Net cash (used in) operating activities	(223,726)	(637,604)

Cash flows from investing activities
Proceeds from partnership distributions	-	875,000
Proceeds from sales of marketable securities	32,100,000	28,600,000
Purchases of marketable securities	(38,699,561)	(28,812,292)

Net cash provided by (used in) investing activities	(6,599,561)	662,708

Increase (decrease) in cash and cash equivalents	(6,823,287)	25,104

Cash and cash equivalents – beginning	7,469,213	253,566

Cash and cash equivalents – ending	$645,926	$278,670

	Six Months Ended June 30,
	2009	2008
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-

Income taxes	$98,324	$66,315

The attached notes are an integral part of these financial statements.

REGENCY AFFILIATES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in Regency Affiliates, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2008.

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

During the six month period ended June 30, 2009 and 2008, the Company paid $63,000 in each period pursuant to a license agreement entered into with Royalty Management, Inc. (“Royalty”), an entity wholly owned by Laurence Levy, the Company’s President and Chief Executive Officer, for office space, office supplies and services.

During the six month periods ended June 30, 2009 and 2008, the Company incurred directors’ fees of $18,000 in each period for services rendered.  As of June 30, 2009 and 2008, $45,000 and $9,000, respectively, was included in accrued expenses due to directors for services rendered.

REGENCY AFFILIATES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3.  Stock-Based Compensation

During the quarter ended June 30, 2009, the Company issued 50,000 options to purchase shares of the Company’s common stock to an officer of the Company.  The stock options are exercisable at $2.90 per share and expire on April 30, 2019.  The fair value of the stock options granted was $95,000.

The fair value of the Company’s stock based compensation was estimated using the Black-Scholes option pricing model which uses highly subjective assumptions including the expected stock price volatility. The fair value of the Company’s stock options was estimated using the following assumptions: no expected dividends, risk free interest rate of 3.16%, expected average life of 8 years and an expected stock price volatility of 60%. The weighted average fair value of options granted was $1.35.

On June 11, 2008, the Company issued 3,000 shares of the Company’s common stock to a director for payment of director fees for the fiscal years ended December 31, 2006 and 2007, and for the first three months of the fiscal year ending December 31, 2008. The value of the stock amounted to $14,850.

Note 4.  Uncertainties and Contingencies

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 was effective for the Company’s fiscal year ended December 31, 2008 and no cumulative effects are reported through June 30, 2009.

Note 5.  Subsequent Events

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

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with Company’s (unaudited) consolidated financial statements and related notes included in Item 1 of this report.

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

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2009, we had current assets of $10,268,020 and stockholders' equity of $19,872,050. On June 30, 2009, we had $10,145,487 in cash and marketable securities, total assets of $23,189,619 and total current liabilities of $3,317,569.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2009 compared to three months ended June 30, 2008:

No revenue was generated by the Company in these periods.

General and administrative expenses decreased by $17,649, or 5.2%, to $324,073 in the second quarter of 2009 compared to $341,722 in the comparable period of 2008 primarily due to a decrease in professional fees of $98,873 and a decrease in employee compensation and office expenses of $13,776, offset by an increase in stock based compensation expense of $95,000.

Income from equity investment in partnerships decreased by $133,481 in the three months ended June 30, 2009, 25.4% lower than the comparable period in 2008.  Our investment in MESC Capital generated a net loss of approximately $35,500 in the quarter ended June 30, 2009 as compared to net income of approximately $136,000 in the quarter ended June 30, 2008 due to increased expenses associated with repairs and maintenance that MESC Capital performed in 2009.  Our investment in Security Land returned income of approximately $427,000 in the quarter ended June 30, 2009, an increase from $389,000 in the quarter ended June 30, 2008.  Such increase was primarily due to declines in professional fees and interest and insurance expenses of $91,000, offset by increases in payroll expenses of $53,000 in 2009.

Net income decreased by $159,424 in the quarter ended June 30, 2009 as compared to the comparable period in 2008, or 76.4%, primarily due to the decrease in income from equity investment in partnerships and reduction in interest income from 2008.

Six months ended June 30, 2009 compared to six months ended June 30, 2008:

No revenue was generated by the Company in these periods.

General and administrative expenses decreased by $64,427 or 10.3% to $558,104 in the first six months of 2009 compared to $622,531 in the comparable period of 2008 primarily due to a decrease in professional fees of $192,530, offset by increases in employee compensation and benefits of $128,103.

Income from equity investment in partnerships decreased by $378,095, 31.2% lower than comparable six months in 2008.  Our investment in MESC Capital produced income of approximately $32,000 in the six month period ended June 30, 2009 as compared to net income of approximately $386,000 in the six month period ended June 30, 2008 due to increased repairs and maintenance MESC Capital performed in the comparable period in 2009.  Our investment in Security Land returned income of approximately $781,000 in the six month period ended June 30, 2009 as compared to $827,000 in the six month period ended June 30, 2008 primarily due to an increase in Security Land’s expenses, which was partially offset by increases in its revenue.  During the six months ended June 30, 2009, Security Land’s expenses increased by approximately $82,000, primarily due to an increase in maintenance costs and interest expense, which was partially offset by a reduction in administrative costs, as compared to the comparable period in 2008.  During the six months ended June 30, 2009, Security Land’s revenue increased by approximately $36,000 compared to the comparable period in 2008 primarily due to rental income increases related to the consumer price index.

Net income decreased by $426,123 in the first six months of 2009 over 2008, or 63.9%, primarily due to the decrease in income from equity investment in partnerships of $378,095, a reduction of $94,519 in interest and dividend income, interest expense increases of $18,823, offset by the decrease in general and administrative expenses of approximately $64,000.

Our Stockholders' Equity at June 30, 2009 was $19,872,050 as compared to $19,536,251 at December 31, 2008, an increase of $335,799 which is due to our 2009 year to date net income and stock based compensation adjustments to additional paid in capital of $95,000 recorded in April 2009.

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

No change occurred in our internal controls over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

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

ITEM 5.OTHER INFORMATION

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

REGENCY AFFILIATES, INC.

Date: September 29, 2009	By:	/s/ Laurence S. Levy
Laurence S. Levy
President and Chief Executive Officer

Date: September 29, 2009	By:	/s/ Neil N. Hasson
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

10.1*
Stock Option Agreement, dated as of April 30, 2009, between the Company and Laurence S. Levy (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

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