Form 10-Q
period 2009-09-30
REGENCY AFFILIATES INC
filed 2010-01-07
CIK 99249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☐ No ☐

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE
OUTSTANDING AS OF January 4, 2010: 3,468,544

REGENCY AFFILIATES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

Regency Affiliates, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet

Assets
	September 30, 2009 (Unaudited)	December 31, 2008
Current Assets
Cash and cash equivalents	$3,288,093	$7,469,213
Marketable securities	3,800,000	2,900,000
Interest receivable, net of allowance of $644,109	-	-
Other current assets	194,575	404,424

Total Current Assets	7,282,668	10,773,637
Property, plant and equipment, net	6,408	9,283
Investment in partnerships/LLC	13,051,940	10,972,900
Deferred tax asset	1,105,000	1,105,000
Other	1,300	1,300

Total Assets	$21,447,316	$22,862,120
Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$331,679	$300,600
Settlement payable	-	3,025,269
Total Liabilities	331,679	3,325,869

Stockholders' equity
Serial preferred stock Series C and D, 234,544 shares outstanding, not subject to mandatory redemption (Maximum liquidation
preference $21,141,940)	486,076	486,076

Common stock, par value $.01; authorized 8,000,000 shares;
issued 3,534,812 shares; outstanding 3,468,544 shares	35,349	35,349

Additional paid-in capital	7,376,219	7,281,219
Readjustment resulting from quasi-reorganization at December 1987	(1,670,596)	(1,670,596)
Retained earnings	15,297,439	13,813,053
Note receivable - sale of stock, net of allowance of $2,440,000	-	-
Treasury stock, 66,268 shares at cost	(408,850)	(408,850)

Total Stockholders' Equity	21,115,637	19,536,251

Total Liabilities and Stockholders’ Equity	$21,447,316	$22,862,120

The attached notes are an integral part of these financial statements.

Regency Affiliates, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2009	2008	2009	2008

Net Sales	$-	$-	$-	$-

Costs and expenses
General and administrative expenses	318,052	555,415	876,156	1,177,946
	318,052	555,415	876,156	1,177,946
Loss from operations	(318,052)	(555,415)	(876,156)	(1,177,946)

Income from equity investment in partnerships	1,594,008	1,233,922	2,429,041	2,447,050
Interest and dividend income	1,470	43,318	43,308	140,693
Interest expense	(1,783)	72	(20,606)	72

Net income before income taxes	1,275,643	721,887	1,536,615	1,409,869
Income tax expense	32,055	37,499	52,229	58,560
Net Income	$1,243,588	$684,388	1,484,386	1,351,309

Net Income per common share
Basic	$.35	$.19	$.42	$.38
Diluted	$.33	$.18	$.40	$.36

Weighted average number of common shares outstanding
Basic	3,534,812	3,534,812	3,534,812	3,533,032
Diluted	3,744,489	3,741,954	3,695,811	3,752,528

The attached notes are an integral part of these financial statements.

Regency Affiliates, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash Flows from operating activities

Net income	$1,484,386	$1,351,309
Adjustments to reconcile net income to
net cash used in operating activities
Depreciation and amortization	2,875	2,875
(Income) from equity investment in partnerships	(2,429,040)	(2,447,050)
Stock based compensation	95,000	154,200
Changes in operating assets and liabilities
Other current assets	209,849	(16,097)
Accounts payable and accrued expenses	31,079	(91,629)
Settlement payable	(3,025,269)	-
Net cash (used in) operating activities	(3,631,120)	(1,046,392)

Cash flows from investing activities
Proceeds from partnership distributions	350,000	1,375,000
Proceeds from sales of marketable securities	54,600,000	60,000,000
Purchases of marketable securities	(55,500,000)	(57,416,237)

Net cash provided by (used in) investing activities	(550,000)	3,958,763

Increase (decrease) in cash and cash equivalents	$(4,181,120)	$2,912,371

Cash and cash equivalents – beginning	7,469,213	253,566

Cash and cash equivalents – ending	$3,288,093	$3,165,937

	Nine Months Ended September 30,
	2009	2008
Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$20,606	$-

Income taxes	$139,905	$103,814

The attached notes are an integral part of these financial statements.

REGENCY AFFILIATES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

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

During the nine month periods ended September 30, 2009 and 2008, the Company paid $31,500 in each quarter pursuant to a license agreement entered into with Royalty Management, Inc. (“Royalty”), an entity wholly owned by Laurence Levy, the Company’s President and Chief Executive Officer, for office space, office supplies and services.

During the nine month period ended September 30, 2009 and 2008, the Company incurred directors’ fees of $27,000 and $27,000, respectively for services rendered.

Note 3.  Stock Based Compensation

During the nine month period ended September 30, 2009, the Company issued 50,000 options to purchase shares of the Company’s common stock to an officer of the Company.  The stock options are exercisable at $2.90 per share and expire on April 30, 2019. The fair value of the stock options granted was $95,000.

The fair value of the Company’s stock based compensation was estimated using the Black-Scholes option pricing model which uses highly subjective assumptions including the expected stock price volatility. The fair value of the Company’s stock options was estimated using the following

REGENCY AFFILIATES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

assumptions: no expected dividends, risk free interest rate of 3,16%, expected average life of 8 years and an expected stock price volatility of 60%. The weighted average fair value of options granted was $1.35.

On August 13, 2008, the Company’s Board of Directors approved an amendment to the Company’s 2003 Stock Incentive Plan, as amended, which increased the number of authorized shares available under the Plan from 500,000 to 750,000. All other terms of the Plan remain in full force and in effect.

During the nine month period ended September 30, 2008, the Company issued 50,000 options to purchase shares of the Company’s common stock to an officer of the Company. The stock options are exercisable at $4.20 per share. The fair value of the stock options granted was $154,200.

The fair value of the Company’s stock based compensation was estimated using the Black-Scholes option pricing model which uses highly subjective assumptions including the expected stock price volatility. The fair value of the Company’s stock options was estimated using the following assumptions: no expected dividends, risk free interest rate of 3.94%, expected average life of 7 years and an expected stock price volatility of 62.08%.

During the nine month period ended September 30, 2008, the Company issued 3,000 shares of the Company’s common stock to a director for payment of director fees for the fiscal year ended December 31, 2006, the fiscal year ended December 31, 2007 and for the first three months of the fiscal year ending December 31, 2008. The value of the stock amounted to $14,850.

.Note 4.  Uncertainties and Contingencies

The Company and Security Land and Development Company Limited Partnership (“Security Land”) are in disagreement as to the manner in which taxable income of Security Land is to be allocated pursuant to the partnership agreement and applicable law. For the years 2004 through 2008, the Company reported to the Internal Revenue Service (the "IRS") taxable income (loss) from Security Land in a manner the Company believes is proper, but which is different than was reported by Security Land. This disagreement has not been resolved. The discrepancy may cause the Company's tax returns to be audited by the IRS.  The Company believes that the outcome of any IRS examination will not affect the financial statements of the Company as net operating losses are available to offset any additional income not reported.  Effective September 15, 2009, the Company adopted the Financial Accounting Standards Board Accounting Standards Codification (ASC) 740-10, “Accounting for Uncertainty in Income Taxes” which supercedes FIN 48.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon

REGENCY AFFILIATES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 was effective for the Company’s fiscal year ended December 31, 2008 and no cumulative effects are reported through September 30, 2009.

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

REGENCY AFFILIATES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5. Subsequent Events

Effective  October 19, 2009, the Company redeemed all outstanding shares of its 7% Cumulative Contingent Convertible, Junior Preferred Stock, $10, Series D, $0.10 par value (“the Series D Preferred Stock”) for $10.00 per share ($256,940.00 in the aggregate for the 25,694 shares of Series D Preferred Stock outstanding). As of January 4, 2010 the Company has paid $112,430 to Shareholders for the redemptions.

On December 24, 2009, the Company issued notices of redemption to the holders of its outstanding shares of Cumulative, Senior Preferred Stock $100, Series C, par value $0.10 per share (the “Series C Preferred Stock”), with an effective redemption date of January 11, 2010.  From and after the redemption effective date, the Series C Preferred Stock will no longer be deemed to be outstanding, and all rights of the holders thereof as stockholders of the Company shall cease (other than the right to receive the redemption price from the registrant).  The redemption price paid for the Series C Preferred Stock (the “Series C Redemption Price”) will be satisfied by delivery to each holder of Series C Preferred Stock of a percentage of the common stock of NRDC (“NRDC Common Stock”), currently owned by the Company equal to the percentage of the outstanding shares of Series C Preferred Stock owned by such holder, rounded to the nearest whole share.  Following payment of the Series C Redemption Price to all holders of Series C Preferred Stock, the Company will not own any NRDC Common Stock.

Note 6. New Accounting Prononuncements

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10 Generally Accepted Accounting Principles-Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretative releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Task Force Abstracts. Instead, it will issue Accounting Standards Updates (ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective April 1, 2009, the Company adopted FASB ASC 855-10, Subsequent Events — Overall (“ASC 855-10”). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date — that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855-10 did not have a material impact on the Company’s results of operations or financial condition.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures — Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q, including, but not limited to those regarding the Company's financial position, business strategy, acquisition strategy and other plans and objectives for future operations and any other statements that are not historical facts constitute "forward-looking statements" within the meaning of federal securities laws and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements expressed or implied by such forward-looking statements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effect on its business or  operations. These forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors (including, but not limited to, those described in our Annual Report on Form 10-K under Item 1A – Risk Factors and those specified below) which are difficult to predict and, in many instances, are beyond the control of the Company.

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

LIQUIDITY AND CAPITAL RESOURCES.

On September 30, 2009, we had current assets of $7,282,668 and stockholders' equity of $21,115,637. On September 30, 2009, we had $7,088,093 in cash and marketable securities, total assets of $21,447,316 and total current liabilities of $331,679.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2009 compared to the three months ended September 30, 2008:

No revenue was generated by the Company in these periods.

General and administrative expenses decreased by $237,363 or 42.7% to $318,052 in the third quarter of 2009 compared to $555,415 in the comparable period of 2008 primarily due to a decrease in professional fees of $85,435 and a decrease in salaries, taxes, and stock based compensation expense of $166,626 offset by increases in office supplies and services of $14,698.

Income from equity investments in partnerships increased by $360,086 in 2009, 29.2% higher than in 2008. Our investment in MESC Capital produced income of approximately $1,014,000 in the quarter ended September 30, 2009 as compared to a net income of approximately $762,000 in the quarter ended September 30, 2008 primarily due to increased labor and repairs and maintenance costs that offset an increase in energy sales in the same period in 2009.  Our investment in Security Land returned income of approximately $578,000 in the quarter ended September 30, 2009 as compared to $471,000 in the quarter ended September 30, 2008, as revenue increased due to rental income adjustments related to the consumer price index and tenant reimbursements of approximately $140,000 that offset an increase in expenses of approximately $33,000.

Net income increased by $559,200 or 81.7% in the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008. The increase was due to an increase in income from equity investment in partnerships, and the reduction in general and administrative expenses from 2008.

Nine months ended September 30, 2009 compared to the nine months September 30, 2008:

No revenue was generated by the Company in these periods.

General and administrative expenses decreased by $301,790 or 25.6% to $876,156 in 2009 compared to $1,177,946 in 2008 primarily due to a decrease in professional fees of $277,966, a decrease in salaries, taxes, benefits, and stock based compensation of $40,549 offset by an increase in office expenses of $16,725.

Income from equity investment in partnerships decreased by $18,009, 0.7% lower than 2008.  Our investment in MESC Capital produced income of approximately $1,066,000 in the nine month period ended September 30, 2009 as compared to a net income of approximately $1,148,000 in the nine month period ended September 30, 2008 primarily due to increased repairs and maintenance costs that offset an increase in energy sales in the same period in 2009.  Our investment in Security Land returned income of approximately $1,363,000 in the nine month period ended September 30, 2009 as compared to $1,299,000 in the nine month period ended September 30, 2008, as revenue increased by approximately $175,000 primarily due to rental income increases related to the consumer price index, offset by expenses that increased by approximately $111,000 due to increases in administrative and maintenance costs.

Net income increased by $133,077 in the nine months ended September 30, 2009 over the nine months ended September 30, 2008 or 9.8%, primarily due to a reduction of approximately $136,000 in interest and dividend income and $18,000 in partnership income, offset by the decrease in general and administrative expenses of approximately $301,000 and an increase in interest expense of $20,000 and income taxes of $6,000.

Our Stockholders' Equity at September 30, 2009 was $21,115,637 as compared to $19,536,251 at December 31, 2008, an increase of $1,579,386 which is primarily due to the 2009 year to date net income offset by a stock based compensation adjustment to additional paid in capital of $95,000 recorded in April 2009.

Impact of Inflation.

Although we have not attempted to calculate the effect of inflation, management does not believe inflation has had a material effect on the Company’s results of operations.

Off-Balance Sheet Arrangements.

We have not entered into any off-balance sheet arrangements.

Critical Accounting Estimates.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defiined in Rule 12b-2 under the Securities  Exchange Act of 1934, as amended, and is not required to provide information required by this item.

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

No change occurred in our internal controls over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II  -  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There were no material changes to the disclosure made in our Annual Report on Form 10K for the year ended December 31, 2008 regarding these matters.

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

REGENCY AFFILIATES, INC.

Date January 6, 2010	By:	/s/ Laurence S. Levy
Laurence S. Levy
President and Chief Executive Officer

Date January 6, 2010	By:	/s/ Neil N. Hasson
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