Form 10-K
period 2009-12-31
REGENCY AFFILIATES INC
filed 2010-07-26
CIK 99249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________________

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐  No: ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2009 and 2010, was $4,828,797 and $4,506,877, respectively.

The number of outstanding shares of Common Stock as of June 30, 2010 was 3,468,544.

TABLE OF CONTENTS

Page

PART I

ITEM 1.	BUSINESS	1
ITEM 1A.	RISK FACTORS	7
ITEM 1B.	UNRESOLVED STAFF COMMENTS	7
ITEM 2.	PROPERTIES	8
ITEM 3.	LEGAL PROCEEDINGS	8
ITEM 4.	(Removed and Reserved)	9

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS
	MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	9
ITEM 6.	SELECTED FINANCIAL DATA	10
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	10
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	13
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	ACCOUNTING AND FINANCIAL DISCLOSURE	13
ITEM 9A(T)	CONTROLS AND PROCEDURES	13
ITEM 9B.	OTHER INFORMATION	14

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND
	CORPORATE GOVERNANCE	14
ITEM 11.	EXECUTIVE COMPENSATION	16
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	MANAGEMENT AND RELATED STOCKHOLDER MATTERS	19
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
	DIRECTOR INDEPENDENCE	20
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	21

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	21

SIGNATURES
EXHIBIT INDEX

PART I

ITEM 1.	BUSINESS

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

In July 1993 we acquired an 80% interest in National Resource Development Corporation ("NRDC"). At the time, NRDC's principal asset consisted of previously quarried and stockpiled rock ("Aggregate") inventory located at a mine site in Michigan. The remaining 20% interest in NRDC is owned by Statesman Group, Inc. ("Statesman"), a former shareholder of Regency. In December 2001, the Aggregate inventory was sold to Iron Mountain Resources, Inc. ("Iron Mountain"), our 75% owned subsidiary, in exchange for an $18,200,000 note. After defaulting on the note, in February 2005 Iron Mountain reconveyed the Aggregate to NRDC in lieu of foreclosure and the note was deemed satisfied. See "NARRATIVE DESCRIPTION OF BUSINESS - National Resource Development Corporation; Iron Mountain Resources, Inc."  Effective as of January 11, 2010, we redeemed all of the outstanding shares of our Cumulative, Senior Preferred Stock $100, Series C, par value $0.10 per share (the “Series C Preferred Stock”).  The redemption price paid for the Series C Preferred Stock (the “Series C Redemption Price”) was satisfied by delivery to the holders of Series C Preferred Stock of the common stock (“NRDC Common Stock”) of NRDC, then owned by the Company.  Following payment of the Redemption Price to all holders of Series C Preferred Stock, the Company does not own any NRDC Common Stock.

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

We and the general partner of Security Land are in disagreement as to the manner in which taxable income of Security Land is to be allocated pursuant to the partnership agreement and applicable law. Specifically, Regency and the general partner of Security Land disagree as to which allocation provisions of Security Land's limited partnership agreement should govern the allocation of Security Land's operating (taxable) income for the applicable years.  The general partner's position is that the regular allocation provisions, under which 95% of Security Land's taxable operating income would be allocated to Regency, control.  Regency's position is that special so-called "regulatory allocation" provisions, specifically the "minimum gain chargeback" provisions, of the partnership agreement - which override the normal allocations of taxable operating income and allocate taxable operating income to the partners with deficit balances in their capital accounts in varying percentages based on their share of any reduction in the amount of Security Land's "minimum gain" as defined in the income tax regulations - control and that under these provisions, the Security Land partners other than Regency should be allocated most of the partnership's taxable operating income during the years at issue.  As a result, for 2004 through 2009 we reported taxable income (loss) from Security Land in a manner we believe is proper, but which was different than the manner reported by Security Land.   The amount of taxable income that would be allocated away from Regency assuming that the regulatory allocation provisions control in future years will continue to increase in each year, beginning with 2009, until 2017, after which Regency projects that the regulatory allocation provisions will not cause it to be allocated less taxable income than Security Land allocates to it.  Regency has discussed its position with the management of Security Land, but has not taken formal action to definitively resolve the dispute.  There can be no assurance that the IRS would agree with Regency’s position that the regulatory allocation provisions of the Security Land partnership agreement control.  If the IRS determines that the general partner of Security Land’s position controls (based on an audit of Regency’s tax returns or otherwise), Regency may be required to utilize its existing net operating loss carryforwards with respect to prior tax years, and may be liable for additional income taxes going forward, which could materially and adversely effect Regency’s liquidity and capital resources.

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

National Resource Development Corporation; Iron Mountain Resources, Inc.

Until December 2001, our 80%-owned subsidiary, NRDC had as its principal asset approximately 70 million short tons of Aggregate located at the site of the Groveland Mine in Dickinson County, Michigan. NRDC never consummated sales of material amounts of Aggregate. In December 2001, the Aggregate was sold to Iron Mountain, a 75% owned subsidiary of Regency. The purchase price was $18,200,000 and is payable, with an interest rate of 4.00%, in ninety-six equal payments of principal and interest commencing in December 2003. The intercompany gain on this transaction has been eliminated in the consolidation process resulting in the Aggregate being carried at its 0historical cost. Iron Mountain was unsuccessful in its efforts to sell the Aggregate and, in December 2003, defaulted under the note to NDRC. In February 2005, in lieu of foreclosure, Iron Mountain reconveyed the Aggregate to NRDC and the note was deemed satisfied.  Based upon a subsequent fair market value appraisal, the Aggregate inventory was deemed to have no value, and as such, a full valuation allowance of $832,427 was taken in 2005.

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

Effective as of January 11, 2010, we redeemed all of the outstanding shares of our Series C Preferred Stock.  The redemption price paid for the Series C Preferred Stock (the “Series C Redemption Price”) was satisfied by delivery to the holders of Series C Preferred Stock of NRDC Common Stock then owned by the Company.  Following payment of the Redemption Price to all holders of Series C Preferred Stock, the Company does not own any NRDC Common Stock.

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

FILING OF GOING PRIVATE INFORMATION STATEMENT

On January 28, 2010, our Board of Directors approved an amendment to Regency’s Certificate of Incorporation to effect a 1-for-100 reverse split (the “Reverse Stock Split”) of Regency’s common stock, to be followed immediately by an amendment to Regency’s certificate of incorporation to effect a 100-for-1 forward stock split (the “Forward Stock Split”) of Regency’s common stock, which we expect will result in a reduction of the number of common stockholders of record of the Company to fewer than 300.   This will permit us to discontinue the filing of annual reports and other filings with the SEC.  The Reverse Stock Split and the Forward Stock Split were approved by the written consent in lieu of a meeting, dated February 26, 2010, of holders of a majority of our issued and outstanding common stock.

On March 1, 2010, the Company filed with the SEC a Schedule 13e-3 Transaction Statement and an Information Statement on Schedule 14C with respect to the Reverse Stock Split and the Forward Stock Split. Once the Schedule 13E-3 Transaction Statement and Information Statement on Schedule 14C are approved in a definitive form by the SEC, we will mail copies to our stockholders.  We currently intend to effect the Reverse Stock Split and Forward Stock Split as soon as possible after such distribution.

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

EMPLOYEES

As of December 31, 2009, we employed two people.  We believe that our relations with our employees are satisfactory.

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and current reports, proxy and information statements and other information with the SEC. You may read and copy any material we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549 on official business days during the hours of 10:00am to 3:00pm. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 for further information on the public reference rooms. The SEC also maintains an internet web site (http://www.sec.gov) that contains our SEC filings, including our annual, quarterly and current reports, proxy and information statements and other information regarding the Company that we file electronically with the SEC.

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

- The Internal Revenue Service may limit or disallow our use of tax loss and credit carryforwards, or may disagree with our position regarding the allocation of taxable income of Security Land.  We have had significant tax loss and credit carryforwards and no assurance can be provided that the Internal Revenue Service would not attempt to limit or disallow altogether our use, retroactively and/or prospectively, of such carryforwards, due to ownership changes or any other reason. In addition, there can be no assurance that the IRS would agree with Regency’s position that the regulatory allocation provisions of the Security Land partnership agreement control. If the IRS determines that the general partner of Security Land’s position controls (based on an audit of Regency’s tax returns or otherwise), Regency may be required to utilize its existing net operating loss carryforwards with respect to prior tax years, and may be liable for additional income taxes going forward. The disallowance of the utilization of our net operating loss or an adverse ruling from the IRS regarding the allocation of taxable income of Security Land would severely impact our financial position and results of operations due to the significant amounts of taxable income that have been, and may in the future be, offset by our net operating loss carryforwards;

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

ITEM 4.	(Removed and Reserved)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock is traded in the over-the-counter market on the Pink Sheets. The symbol for the listing is "RAFI.PK". The following table sets forth the high and low bid prices for each calendar quarter during our last two fiscal years. On July 22, 2010 there were approximately 2,515 common stockholders of record.

YEAR ENDED
DECEMBER 31, 2008

	HIGH ($)	LOW ($)

First Quarter	5.65	4.86
Second Quarter	5.16	4.06
Third Quarter	4.75	4.00
Fourth Quarter	4.00	2.50

YEAR ENDED
DECEMBER 31, 2009

	HIGH ($)	LOW ($)

First Quarter	2.50	2.25
Second Quarter	4.50	2.42
Third Quarter	4.00	3.80
Fourth Quarter	3.85	3.10

DIVIDEND POLICY

We have not paid or declared cash dividends on our common stock during the last two fiscal years. We have no present intention to pay cash dividends on our common stock. However, following the completion of the going private transaction, Regency’s management intends to evaluate Regency’s business, investments and corporate and capital strucutre, as a non-SEC reporting company, with a view towards maximizing value to Regency’s stockholders.  Such evaluation may include a possible dividend or spinoff of Regency’s investments and/or cash assets such that Regency’s stockholders would hold such investments and/or cash directly or through a successor entity, rather than through their holding of Regency’s common stock.  No such transaction has yet been fully considered by Regency’s management and no assurance can be given that any such transaction will ever be fully considered or, if fully considered, effectuated.

TRANSFER AGENT

Our transfer agent is Transfer On-Line, Inc., which is located at 317 SW Alder Street, Second Floor, Portland, Oregon 97204. Their telephone number is (503) 227-2950 and their website is www.transferonline.com.

RECENT SALES OF UNREGISTERED SECURITIES

None.

ISSUER REPURCHASE OF SECURITIES

None.

EQUITY COMPENSATION PLANS

For information regarding equity compensation plans, see Item 12 of this annual report on Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA – Not Applicable

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our Stockholders' Equity at December 31, 2009 was $23,495,264  as compared to $19,536,251 on December 31, 2008, an increase of 8.3%, primarily due to net income, the issuance of stock options, less the redemption of Preferred Series C shares during 2009.

RESULTS OF OPERATIONS

Year ended December 31, 2009 vs. Year ended December 31, 2008

No revenue was generated by the Company during these periods.

General and administrative expenses decreased by $222,236 or 15.1% in 2009 as compared to 2008 primarily due to decreases of approximately $115,000 in legal fees relating to ongoing litigation through 2008, approximately $48,000 in payroll expenses, and a $59,000 reduction in stock based compensation.

Income from equity investment in partnerships increased by $800,522 in 2009, 26.0% higher than in 2008.  Income from Security Land was $1,840,572 in 2009, $161,648 higher than 2008 due to increased rental income and tenant reimbursements, and lower interest and insurance expenses, which offset increases in administrative and operating expenses.  Income from 1500 Woodlawn L.P., the general partner of Security Land, increased 1.0% to $4,844 in 2009.  Income from MESC Capital was $2,039,289 in 2009, $638,449 higher than 2008 as a result of an increase in operating revenues, a reduction in interest, repairs and maintenance and other operating expenses, and a gain from sales of non-producing assets of the Company.

Interest expense was $20,606 in 2009 and $25,269 in 2008 as a result of the Settlement of the Delaware Action.

Income taxes created a benefit of $1,508,926 in 2009 and resulted in an expense of $171,386 in 2008. We do not expect significant Federal tax due as a result of previous period operating losses.  As a result of net operating losses, we estimate that we have a deferred tax asset of $2,791,400 and $1,105,000 at December 31, 2009 and 2008, respectively, which benefit is reflected in the net 2009 and 2008 income tax benefit (expense) line item.

Net income increased by $5,566,174 in 2009 over 2008 or 385.2%. The change was primarily due to an increase in income from partnerships of $800,522 in 2009, a decrease in total operating expenses of $222,236 in 2009, a decrease in  interest,  dividend and investment income of $142,984, and a deferred tax benefit of $1,686,400.  2008 had a one-time settlement expense of  $3,000,000 that was accrued at December 31, 2008.

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

Evaluation of Long-Lived Assets. In assessing the recoverability of our investments in equity securities, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges for these assets. Based on the assessments performed as of December 31, 2009 and 2008, we did not record any impairment charges related to these investments.

Contingencies. We are involved in certain claims and litigation related to our operations. In the opinion of management, liabilities, if any, arising from these claims and litigation have had a material adverse effect on Regency’s combined financial position, liquidity, or results of operations. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual matter. Based on the assessments performed as of December 31, 2009 and 2008, we recorded the $3,000,000 Settlement expense and related interest expense of 20,606 for 2009 and 25,269 for 2008 but no additional reserves for contingencies.

Share-Based Compensation. We record the compensation expense related to stock options according to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 260, as adopted on January 1, 2006. We record the compensation expense related to options using the fair value as of the date of grant as calculated using the Black-Scholes-Merton method. We record the compensation expense related to restricted stock units using the fair value as of the date of grant.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2009, we had current assets of $7,245,808, Shareholders' Equity of $23,495,364, $7,187,020 in cash and marketable securities, total assets of $24,051,562 and total liabilities of $556,198.

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

FILING OF GOING PRIVATE INFORMATION STATEMENT

On January 28, 2010, our Board of Directors approved an amendment to Regency’s Certificate of Incorporation to effect a 1-for-100 reverse split (the “Reverse Stock Split”) of Regency’s common stock, to be followed immediately by an amendment to Regency’s certificate of incorporation to effect a 100-for-1 forward stock split (the “Forward Stock Split”) of Regency’s common stock, which we expect will result in a reduction of the number of common stockholders of record of the Company to fewer than 300.   This will permit us to discontinue the filing of annual reports and other filings with the SEC.  The Reverse Stock Split and the Forward Stock Split were approved by the written consent in lieu of a meeting, dated February 26, 2010, of holders of a majority of our issued and outstanding common stock.

Regency estimates that it will save approximately $200,000, or approximately 16.0% of its total general and administrative expenses for the year ended December 31, 2009, annually by terminating the registration of its common stock.

On March 1, 2010, the Company filed with the SEC a Schedule 13e-3 Transaction Statement and an Information Statement on Schedule 14C with respect to the Reverse Stock Split and the Forward Stock Split. Once the Schedule 13E-3 Transaction Statement and Information Statement on Schedule 14C are approved in a definitive form by the SEC, we will mail copies to our stockholders.  We currently intend to effect the Reverse Stock Split and Forward Stock Split as soon as possible after such distribution.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements required by Item 8 of Part II of Form 10-K are presented on pages F-1 through F-25 and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

Our senior management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  We have previously filed our Form 10-K and Form 10-Q after the required date due to a delay in receiving necessary information from our investment in Security Land.  Although we have attempted to accelerate this process, to date we have been unsuccessful.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2009 based on the criteria set forth in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting of the Company. Our management report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

No change occurred in our internal controls concerning financial reporting during the fourth quarter of the fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Laurence S. Levy, 54
Mr. Levy is Chairman of the Board of Directors, President, and Chief Executive Officer of the Company since 2002. Mr. Levy founded the predecessor to Hyde Park Holdings, LLC in July 1986 and has since served as its Chairman. Hyde Park Holdings, LLC is an investor in middle market businesses. Mr. Levy serves as an officer or director of many companies in which Hyde Park Holdings, LLC or its affiliates invests. Presently, these companies include: Ozburn-Hessey Logistics LLC, a national logistics services company, of which Mr. Levy is a director; Derby Industries LLC, a sub-assembly business to the appliance, food and transportation industries, of which Mr. Levy is chairman; PFI Resource Management LP, an investor in the Private Funding Initiative program in the United Kingdom, of which Mr. Levy is general partner; and Warehouse Associates L.P., a provider of warehouse and logistics services, of which Mr. Levy is Chairman. During the past five years, Mr. Levy has served on the Board of Directors of two public companies: Rand Logistics, Inc. Rand Logistics, Inc., a NASDAQ listed company which provides bulk freight shipping services throughout the Great Lakes region, of which Mr. Levy is chairman of the board and chief executive officer, and Essex Rental Corp., a NASDAQ listed company and one of North America’s leading providers of lattice-boom crawler crane and attachment rental services, of which he is chairman of the board.  Mr. Levy is a director of Sunbelt Holdings, Inc., a leading distributor of wine and spirits.  In addition, from March 1997 to January 2001, Mr. Levy served as Chairman of Detroit and Canada Tunnel Corporation, a company which operates the toll tunnel between Detroit, Michigan and Windsor, Ontario, and from August 1993 until May 1999, Mr. Levy served as Chief Executive Officer of High Voltage Engineering Corporation, a diversified industrial and manufacturing company. Mr. Levy received a Bachelor of Commerce degree and a Bachelor of Accountancy degree from the University of Witwatersrand in Johannesburg, South Africa. He is qualified as a Chartered Accountant (South Africa). Mr. Levy received a Master of Business Administration degree from Harvard University and graduated as a Baker Scholar.  In light of Mr. Levy’s financial, accounting and investment knowledge, his service on boards and as an advisor to other public and private companies, and the knowledge and experience he has gained from such service, including his ability and expertise in evaluating potential investment opportunities and in the area of corporate governance, our Board has concluded that Mr. Levy should continue to serve as a member of our Board of Directors.

Neil N. Hasson, 45
Mr. Hasson is a Director and Chief Financial Officer of the Company since 2002.  In February 2005, Mr. Hasson was appointed as a Director of Citigroup Property Investors (“CPI”).  CPI is an international real estate investment manager. Previously, Mr. Hasson was the head of European Real Estate for DLJ Real Estate Capital Partners, a $660 million real estate fund managed by Donaldson, Lufkin and Jenrette ("DLJ"), where he was involved with the acquisition of real estate throughout the world. Mr. Hasson joined DLJ as a Managing Director in New York in January 1995. In light of Mr. Hasson’s substantial investment experience, particularly in the area of real estate investments, including his ability and expertise in evaluating potential investment opportunities, our Board has concluded that Mr. Hasson should continue to serve as a member of our Board of Directors.

Errol Glasser, 57
Mr. Glasser is a Director of the Company since 2002. Mr. Glasser has been President of Triangle Capital, LLC, a private investment and advisory company based in New York City since 2004.  Previously, Mr. Glasser was President of East End Capital Management and a Managing Director at Kidder, Peabody & Co. with responsibility for its West Coast investment banking activity and served as a member of the Bord of Directors and the Audit Committee of Motgomery Ward. Mr. Glasser is a member of the compensation, nominating and audit committees. Mr. Glasser received a Bachelor of Commerce degree and a Higher Diploma in Accountancy from the University of Witwatersrand in Johannesburg, South Africa. He received his MBA from the Tuck School of Business at Dartmouth.   In light of Mr. Glasser’s financial, accounting and investment knowledge, his service on boards, on an audit committee and as an advisor to other public and private companies, and the knowledge and experience he has gained from such service, including his ability and expertise in evaluating potential investment opportunities and in the area of corporate governance, our Board has concluded that Mr. Glasser should continue to serve as a member of our Board of Directors.

Carol Zelinski, 56
Ms. Zelinski is the Secretary of the Company. Since 1997, Ms. Zelinski has been an analyst at Hyde Park Holdings, LLC, a private investment firm. Ms. Zelinski also serves as the Secretary of Rand Logistics, Inc., a NASDAQ listed company which provides bulk freight shipping services throughout the Great Lakes region and Secretary of Essex Rental Corp., a NASDAQ listed company and one of North America’s leading providers of lattice-boom crawler crane and attachment rental services. Ms. Zelinski is not a Director of the Company.

There are no family relationships among any of the directors or executive officers of the Company.

Compliance with Section 16(a) of the Exchange Act

Based solely on a review of reports on Form 3 and 4 and amendments thereto furnished to us during our most recent fiscal year, reports on Form 5 and amendments thereto furnished to us with respect to our most recent fiscal year, we believe that no person who, at any time during the fiscal year ended December 31, 2009, was subject to the reporting requirements of Section 16(a) with respect to Regency failed to meet such requirements on a timely basis.

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

SUMMARY COMPENSATION TABLE

The following table provides the compensation of our named executive officers, direct or indirect, for services rendered in all capacities for the fiscal years ended December 31, 2009 and 2008:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Laurence S. Levy	2009	200,000	0	0	95,000 (1)	0	0	45,000 (3)	340,000
President and Chief Executive Officer	2008	200,000	0	0	154,200 (2)	0	0	45,000 (3)	399,200

Neil N. Hasson	2009	50,000	0	0	0	0	0	12,500 (3)	62,500
Chief Financial Officer	2008	50,000	0	0	0	0	0	12,500 (3)	62,500

(1)
On April 30, 2009 Mr. Levy was granted 50,000 stock options pursuant to our 2003 Stock Incentive Plan, as amended. We determined the above fair market values of the options issued under the Black-Scholes Option Pricing Model and with the provisions of FASB ASC Topic 718.

(2)
On August 13, 2008 Mr. Levy was granted 50,000 stock options pursuant to our 2003 Stock Incentive Plan, as amended. We determined the above fair market values of the options issued using the Black-Scholes Option Pricing Model and with the provisions of FASB ASC Topic 718.

(3)	Other compensation consists of contributions made to a SEP-IRA retirement plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth certain information with respect to the value of all equity awards that were outstanding at December 31, 2009.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Laurence S. Levy (1)	25,000 50,000 50,000 50,000 50,000 50,000 50,000	0 0 0 0 0 0 0	0 0 0 0 0 0 0	1.35 1.53 2.01 6.27 5.10 4.20 2.90	4/3/2013 10/1/2013 6/10/2014 4/1/2016 8/14/2017 8/13/2018 4/30/2019	0	0	0	0
Neil N. Hasson (1)	25,000 50,000 50,000	0 0 0	0 0 0	1.35 1.53 2.01	4/3/2013 10/1/2013 6/10/2014	0	0	0	0

(1)	The options were granted pursuant to the Issuer’s 2003 Stock Incentive Plan, as amended.

DIRECTOR COMPENSATION

The following table summarizes compensation paid to our non-management directors during the fiscal year ended December 31, 2009. Compensation to our directors who are members of management is set forth in the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Errol Glasser	36,000 (1)	0 (2)	- (3)	-	-	-	$36,000

(1)              Non-management directors receive for services an annual amount of $36,000, payable in stock or cash at the sole discretion of each non-management director and 500 shares of our common stock for each committee served.

(2)              Mr. Glasser was entitled to receive 500 shares of our common stock for serving on each of our Audit Committee, Compensation Committee and Nominating Committee for the year ended December 31, 2009.  Mr. Glasser received 3,000 shares in June 2008 for serving on these Committees in 2006, 2007, and the first quarter of 2008.  As of December 31, 2009, we owe Mr. Glasser 2,625 shares of common stock for serving on the committees for the period April 2008-December 2009.

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

LONG TERM INCENTIVE PLAN

There have been no awards under any long-term Incentive Plan during the last completed fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information.

PLAN CATEGORY ----------------------	(a) NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (#) ----------------------	(b) WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS ($) ----------------------	(c) NUMBER OF SECURITIES REMAINING AVAILABLE FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a)) -----------------------
Equity compensation plans approved by security holders	N/A	N/A	N/A

Equity compensation plans not approved by security holders (1)	462,500	2.98	160,000

Total	462,500	2.98	160,000

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

Security Ownership of Certain Beneficial Owners.

The following table sets forth information regarding ownership of our common stock as of July 22, 2010 by those individuals or groups who are known by us to beneficially own more than five percent (5%) of the outstanding shares of our common stock.  Except as otherwise indicated below, to our knowledge, each such beneficial owner has sole voting and investment power with respect to the shares beneficially owned by such stockholder.

NAME AND ADDRESS OF BENEFICIAL OWNER --------------------	AMOUNT BENEFICIALLY OWNED ---------------------------	PERCENT OF CLASS --------------------------

Royalty Holdings, LLC and Royalty Management, Inc. 461 Fifth Avenue, 25th Fl. New York, New York 10017	1,823,738 (1)	52.6%

Laurence S. Levy (1) c/o Hyde Park Holdings, LLC 461 Fifth Avenue, 25th Fl. New York, New York 10017	2,198,738 (1)(2)	58.0%

Michael J. Meagher Stephen C. Smith c/o The Seaport Group LLC 360 Madison Avenue New York, New York 10017	257,583 (3)	7.4%

(1)	Based on information contained in an amendment to the Statement on Schedule 13D filed by such entities on January 9, 2008.

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

The following table sets forth certain information as of July 22, 2010 regarding the ownership of common stock by (i) each director, (ii) each individual named in the Summary Compensation Table contained herein, and (iii) all current executive officers and directors of the Company as a group. Except as otherwise indicated, to our knowledge, each such individual has sole voting and investment power with respect to the shares beneficially owned by such stockholder.

NAME AND ADDRESS OF BENEFICIAL OWNER --------------------	AMOUNT AND NATURE OF BENEFICIAL OWNER ------------------------	PERCENT OF CLASS --------------------------

Laurence S. Levy (1)	2,198,738 (2)	58.0%

Neil N. Hasson (1)	175,000 (3)	4.9%

Errol Glasser 505 Park Avenue Suite 1902 New York, New York 10022	21,750 (4)	*

All current Directors and Executive Officers as a group (3 persons)	2,395,488	61.1%

*Less than 1%

(1)	The address of such beneficial owner is c/o Hyde Park Holdings, LLC, 461 Fifth Avenue, 25th Floor, New York, New York 10017.

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

Audit Fees. The aggregate fees billed by Rosenberg Rich Baker Berman & Company for each of the last two fiscal years for professional services rendered for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s quarterly reports on Forms 10-K and 10-Q and services that were provided in connection with statutory and regulatory filings or engagements were $76,914 for the fiscal year ended December 31, 2009 and $57,407 for the fiscal year ended December 31, 2008.

Audit-Related Fees. The aggregate fees billed by Rosenberg Rich Baker Berman & Company for each of the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements were $0 for the fiscal year ended December 31, 2009 and $0 for the fiscal year ended December 31, 2008.

Tax Fees. The aggregate fees billed by Rosenberg Rich Baker Berman & Company in each of the last two fiscal years for professional services rendered for tax compliance, tax advice and tax planning were $42,210 for the fiscal year ended December 31, 2009 and $25,835 for the fiscal year ended December 31, 2008.

All Other Fees. The aggregate fees billed by Rosenberg Rich Baker Berman & Company in each of the last two fiscal years for products and services other than those reported in the three prior categories were $0 for the fiscal year ended December 31, 2009 and $0 for the fiscal year ended December 31, 2008.

Policy on Pre-Approval of Services Provided by Rosenberg Rich Baker Berman & Company

Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of Rosenberg Rich Baker Berman & Company are subject to the specific pre-approval of the Audit Committee. All audit and permitted non-audit services to be performed by Rosenberg Rich Baker Berman & Company require pre-approval by the Audit Committee. The procedures require all proposed engagements of Rosenberg Rich Baker Berman & Company for services of any kind to be submitted for approval to the Audit Committee prior to the beginning of any services. The Company's audit and tax services proposed for 2009 along with the proposed fees for such services were reviewed and approved by the Company's Audit Committee.

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

10.50	Stock Option Agreement, dated as of August 13, 2008 between the Company and Laurence S. Levy (incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on September 12, 2008).*

10.51	Stock Option Agreement, dated as of April 30, 2009, between the Company and Laurence S. Levy (incorporated by reference from the Company’s Annual Report on Form 10-K filed on September 1, 2009).*

21+	Schedule of Subsidiaries.

31.1+	Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

REGENCY AFFILIATES, INC.

July 26, 2010	By:	/s/ Laurence S. Levy
Date		Laurence S. Levy, President and Chief Executive Officer

July 26, 2010	By:	/s/ Neil N. Hasson
Date		Neil N. Hasson, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

July 26, 2010	By:	/s/ Laurence S. Levy
Date		Laurence S. Levy, President, Chief Executive Officer and Director

July 26, 2010	By:	/s/ Neil N. Hasson
Date		Neil N. Hasson, Chief Financial Officer and Director

July 26, 2010	By:	/s/ Errol Glasser
Date		Errol Glasser, Director

EXHIBIT INDEX

Exhibit No.	Description of Document

3.1(i)(a)	Restated Certificate of Incorporation of the Company (filed as exhibit 3.1(i)(a) to the Company's Form 10-Q dated November 19, 2002, and incorporated herein by reference).

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

10.50	Stock Option Agreement, dated as of August 13, 2008 between the Company and Laurence S. Levy (incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on September 12, 2008).*

10.51	Stock Option Agreement, dated as of April 30, 2009, between the Company and Laurence S. Levy (incorporated by reference from the Company’s Annual Report on Form 10-K filed on September 1, 2009).*

21+	Schedule of Subsidiaries.

31.1+	Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

December 31, 2009 and 2008

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

We have audited the consolidated balance sheets of Regency Affiliates, Inc. and Subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the two year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regency Affiliates, Inc. and Subsidiaries as of December 31, 2009 and 2008 and the results of its consolidated operations, changes in shareholder's equity and cash flows for each of the years in the two year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

                         /s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey
July 23, 2010

Regency Affiliates, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2009	2008
Assets

Current Assets
Cash and cash equivalents	$7,187,020	$7,469,213
Marketable securities	-	2,900,000
Accrued interest receivable, net of allowance of $644,109 in both years	-	-
Other current assets	58,788	404,424

Total Current Assets	7,245,808	10,773,637

Property, plant and equipment, net	5,449	9,283

Investment in partnerships / LLC	14,007,605	10,972,900

Deferred tax asset	2,791,400	1,105,000

Other
Total Other Assets	1,300	1,300

Total Assets	$24,051,562	$22,862,120

See notes to the consolidated financial statements.

Regency Affiliates, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2009	2008
Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable and accrued expenses	$411,688	$300,600
Settlement payable	-	3,025,269
Preferred Series D redemptions payable	144,510	-
Total Current Liabilities	556,198	3,325,869

Commitments and contingencies	–	–

Shareholders' equity

Serial preferred stock, Series C and D, not subject to mandatory redemption, 208,850 and 234,544 shares outstanding, respectively; (Maximum liquidation preference $-0- and $21,141,940, respectively)	229,136	486,076

Common stock, par value $0.01; 8,000,000 shares authorized;
3,534,812 in 2009 and 3,534,812 in 2008 issued; 3,468,544 in 2009 and 3,468,544 in 2008 outstanding	35,349	35,349

Additional paid-in capital	7,376,219	7,281,219
Readjustment resulting from quasi-reorganization at December 1987	(1,670,596)	(1,670,596)
Retained earnings	17,934,106	13,813,053
Note receivable-sale of stock, net of allowance of $2,440,000	-	-
Treasury stock, 66,268 shares at cost	(408,850)	(408,850)

Total Shareholders' Equity	23,495,364	19,536,251

	$24,051,562	$22,862,120

See notes to the consolidated financial statements.

Regency Affiliates, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2009	2008

Net Sales	$-	$-

Costs and expenses
General and Administrative expenses	(1,252,703)	(1,474,939)

Loss from operations	(1,252,703)	(1,474,939)

Other income (expense)
Income from equity investment in partnerships	3,884,705	3,084,183
Loss from settlement	-	(3,000,000)
Interest expense	(20,606)	(25,269)
Interest and dividend income	731	142,795
Unrealized investment gains (losses)	-	(505)

Net income (loss) before income taxes	2,612,127	(1,273,735)

Income tax expense (benefit)	(1,508,926)	171,386

Net Income (Loss)	$4,121,053	$(1,445,121)

Net income (loss) per common share:

Basic
Net income (loss) per common share	$1.19	$(0.41)
Weighted average number of shares	3,468,544	3,467,212

Diluted
Net income (loss) per common share	$1.14	$(0.41)
Weighted average number of shares	3,606,469	3,782,715

See notes to the consolidated financial statements.

Regency Affiliates, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2009 and 2008

						Readjustment
					Additional	Resulting		Note			Total
	Preferred Stock		Common Stock		Paid in	from Quasi-	Retained	Receivable	Treasury Stock		Stockholders'
	Shares	Amount	Shares	Amount	Capital	Reorganization	Earnings	Sale of Stock	Shares	Amount	Equity

Balance – January 1, 2008	234,544	$486,076	3,531,812	$35,319	$7,112,199	$(1,670,596)	$15,258,174	$-	66,268	(408,850)	$20,812,322

Issuance of common stock for accrued expenses	-	-	3,000	30	14,820	-	-	-	-	-	14,850

Stock options granted to officers	-	-	-	-	154,200	-	-	-	-	-	154,200

Net income (loss)	-	-	-	-	-	-	(1,445,121)	-	-	-	(1,445,121)

Balance - December 31, 2008	234,544	486,076	3,534,812	35,319	7,281,219	(1,670,596)	13,813,053	-	66,268	(408,850)	19,536,251

Stock options granted to officers	-	-	-	-	95,000	-	-	-	-	-	95,000

Redemption of preferred stock	(25,694)	(256,940)	-	-	-	-	-	-	-	-	(256,940)

Net income	-	-	-	-	-	-	4,121,053	-	-	-	4,121,053

Balance - December 31, 2009	208,850	$229,136	3,534,812	$35,349	$7,376,219	$(1,670,596)	$17,934,106	$-	66,268	$(408,850)	$23,495,364

See notes to the consolidated financial statements.

Regency Affiliates, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008

Cash flows from operating activities
Net income (loss)	$4,121,053	$(1,445,121)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Income from equity investment in partnerships	(3,884,705)	(3,084,183)
Stock-based compensation	95,000	154,200
Depreciation and amortization	3,834	3,834
Deferred tax asset	(1,686,400)	140,500
Redemption of Preferred Series D stock	-	-
Changes in assets and liabilities
Decrease (Increase) in other current assets	345,636	(59,885)
Increase (Decrease) in accounts payable and accrued expenses	111,088	(76,201)
Increase (Decrease) in settlement payable	(3,025,269)	3,025,269
Net cash used in operating activities	(3,919,763)	(1,341,587)

Cash flows from investing activities
Distribution of earnings from partnership	850,000	1,675,000
Purchases of marketable securities	(77,700,000)	(111,617,766)
Proceeds from sales of marketable securities	80,600,000	118,500,000
Net cash provided by investing activities	3,750,000	8,557,234

Cash flows from financing activities
Payments for redemption of preferred stock	(112,430)	-
Net cash used in financing activities	(112,430)	-

Increase (Decrease) in cash and cash equivalents	$(282,193)	$7,215,647
Cash and cash equivalents – beginning	7,469,213	253,566
Cash and cash equivalents – ending	$7,187,020	$7,469,213

See notes to the consolidated financial statements.

Regency Affiliates, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,
	2009	2008
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$45,875	$-

Income taxes	$176,954	$119,886

Supplemental disclosures of non-cash investing and financing activities:

Stock issued in settlement of accrued expenses	$-	$14,850

See notes to the consolidated financial statements.

Note 1.	Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of Regency Affiliates, Inc. (the "Company"), its wholly owned subsidiary, Regency Power Inc. (“Regency Power”) since April 30, 2004, date of inception, its wholly owned subsidiary, Rustic Crafts, Inc (“Rustic Crafts”) since March 1997, its 75% owned subsidiary, Iron Mountain Resources, Inc. (“Iron Mountain”) and its 80% owned subsidiary, National Resource Development Corporation ("NRDC"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Earnings Per Share – The Company calculates earnings per share in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 260, “Earnings per Share”, which requires the basic earnings per share to be computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the year.  Diluted earnings per share computations assume the conversion of all stock options outstanding for the period, when not anti-dilutive.  Diluted earnings per share of common stock reflects the maximum potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and would then share in the net income of the Company.  Also refer to Note 11, "Basic and Diluted Earnings Per Share," for additional information.

Stock Based Compensation - The Company accounts for stock and stock options issued for services and compensation by employees under the fair value method. For non-employees, the fair market value of the Company’s stock is measured on the date of stock issuance or the date an option/warrant is granted. The Company determined the fair market value of the options issued under the Black-Scholes Pricing Model. The Company follows the requirements of FASB ASC 718-10,  “Share-based Payments,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of FASB ASC 718-10, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant).

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

These items consist of the following at December 31, 2009 and 2008:

	2009	2008
Machinery and equipment	$50,697	$50,697
Leasehold improvements	9,742	9,742
	60,439	60,439
Accumulated depreciation	54,990	51,156
	$5,449	$9,283

Depreciation expense for the years ended December 31, 2009 and 2008 was $3,834 and $3,834, respectively.

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

Income Taxes - The Company utilizes FASB ASC 740-10, "Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes.  The difference between the financial statement and tax basis of assets and liabilities is determined annually.  Deferred income tax assets and liabilities are computed for those temporary differences that have future tax consequences using the current enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income.  In some situations FASB ASC 740-10 permits the recognition of expected benefits of utilizing net operating loss and tax credit carryforwards.  Valuation allowances are established based upon management's estimate, if necessary.  Income tax expense (benefit) is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.

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

Note 2.	Marketable Securities

In accordance with FASB ASC 820-10, fair value was determined based on quoted prices in active markets, or Level 1 inputs.

The cost and fair value of the Company's investments in marketable securities are as follows:

Trading securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

As of December 31, 2009:
0 US Treasury bills	$-	$-	$-	$-

As of December 31, 2008:
2,900,000 US Treasury bills	$2,900,505	$-	$(505)	$2,900,000

Note 3.	Investment in Security Land and Development Company Limited Partnership

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

For the years ended December 31, 2009 and 2008 the Company's income from its equity investment in Security Land was $1,840,571 and $1,678,925, respectively.   These funds, however, are principally committed to the amortization of the outstanding principal balance on Security Land's real estate mortgage. Security Land does not currently provide liquidity to the Company.

Summarized financial information for Security Land is as follows:

	2009	2008
Balance Sheet Data
Cash and receivables	$1,420,377	$1,201,696
Restricted cash	2,024,311	2,276,931
Real estate, net	25,746,903	28,081,476
Deferred charges, net	5,502,759	6,314,898
Other assets	353,488	320,044
Total Assets	35,047,838	38,195,045

Accounts payable and accrued expenses	435,077	354,490
Project note payable	68,396,001	73,550,621
Other liabilities	140,865	151,482
Total Liabilities	68,971,943	74,056,593

Partners' capital:
Regency Affiliates, Inc.	6,794,389	4,953,818
Other partners	(40,718,494)	(40,815,366)
Total Partners' Capital	(33,924,105)	(35,861,548)
Total Liabilities and Partner's Capital	$35,047,838	$38,195,045

Statement of Operations Data
Revenues	$13,466,345	$13,241,407
Expenses	7,992,763	7,892,831
Net operating income	5,473,582	5,348,576
Other expenses	(3,536,139)	(3,581,288)
Net income	$1,937,443	$1,767,288

Effective November 30, 2000 the Company invested $10,000 for a 5% limited partnership interest in 1500 Woodlawn Limited Partnership, the general partner of Security Land.  The Company recognized income of $4,844 in 2009 and $4,418 in 2008 from this investment.

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

The Company accounts for the Investment in Partnerships using the equity method, whereby the carrying value of these investments are increased or decreased by the Company's allocable share of book income or loss.  The Company recognized income of $2,039,289 in 2009 and $1,400,840 in 2008 from this investment.

Summarized financial information for MESC Capital LLC is as follows:

	2009	2008
Balance Sheet Data
Cash and cash equivalents	$1,031,986	$2,071,871
Restricted cash	4,308,448	2,636,641
Trade receivable	3,055,265	2,808,699
Current portion of net investment in direct financing lease	1,536,954	1,420,059
Inventory	3,909,496	3,615,972
Prepaid expenses and other current assets	214,277	176,195
Total current assets	14,056,426	12,729,437

Debt issuance costs	861,240	1,027,155
General plant, net	155	875
Investment in direct financing lease, net of current portion	18,832,220	20,369,174
Total assets	33,750,041	34,126,641

Accounts payable	1,125,393	2,473,941
Accrued liabilities	61,315	49,117
Current portion of long-term debt	1,621,650	1,487,700
Total current liabilities	2,808,358	4,010,758

Long-term debt, net of current portion	21,502,900	23,124,550
Total liabilities	24,311,258	27,135,308
Unrealized Loss on Interest Rate Swap Contract	845,791	1,289,115
Members’ equity	8,592,992	5,702,218
Total liabilities and members’ equity	$33,750,041	$34,126,641

Statement of Operations Data
Revenues	$15,852,225	$15,262,737
Expenses	11,403,753	11,897,955
Net operating income	4,448,472	3,364,782
Other income (expense)	(369,895)	(563,103)
Net income	$4,078,577	$2,801,679

Note 5.	Notes Receivable

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

At December 31, 2009 and 2008, the Company had 2,000,000 of authorized shares of $.10 par value serial preferred stock.  Serial preferred stock at December 31, 2009 and 2008, all of which is convertible and cumulative, consists of:

	Shares		Value
				2009	2008
	Designated	Outstanding	Carrying	Liquidation	Liquidation
Series C, $100 stated
value, cumulative	210,000	208,850	$229,136	$-	$20,885,000

Junior Series, D, $10
Stated value, 7%
Cumulative	-	-	-	-	256,940

	210,000	208,850	$229,136	$-	$21,141,940

Series C - The Series C shares were issued on July 7, 1993 as part of the transaction to acquire an 80% interest in NRDC.  The cumulative dividend right is equal to 20% (not to exceed $500,000) of annual after tax earnings of NRDC.  The terms of the Series C shares provide that, at the Company's option, the Series C may be redeemed at the lesser of (a) the stated value plus accrued and unpaid dividends or (b) the fair market value of the common stock interest acquired by the Company in NRDC.  At the Company's option, the redemption price could be satisfied by the delivery of the shares in NRDC owned by the Company.

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

Junior Series D - The junior preferred stock was issued in 1992 in exchange for the Company's Restructuring Serial Promissory Notes.  This preferred stock was redeemable, at the Company's option, at the stated value plus accrued and unpaid dividends and is contingently convertible into common at the fair market value of the common as determined by the average of the bid and asked price for the thirty (30) day period preceding the conversion date.

Generally, no dividends could be paid on the Company's common stock until all cumulative dividends on the serial preferred stock have been paid.  Additionally, no dividends on the Company's common shares could be paid if the Company is in default or in arrears with respect to any sinking or analogous fund or any call or tenders or other agreement for the purchase, redemption or other retirement of shares of preferred stock.  No provision for dividends has been made for the Company's Series B and C "increasing rate preferred stock," as defined in Staff Accounting Bulletin Topic 5Q, due to the contingent nature of dividends on such shares.

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

On October 19, 2009, the Company redeemed all outstanding shares of its 7% Cumulative Contingent Convertible, Junior Preferred Stock, $10, Series D, $0.10 par value (“the Series D Preferred Stock”) for $10.00 per share ($256,940 in the aggregate for the 25,694 shares of Series D Preferred Stock outstanding. The redemption price is payable upon presentation and surrender by Series D preferred stock holders of their Series D preferred stock certificates in the manner provided in the notice of redemption. As of June 30, 2010, the Company has paid $161,380 to Shareholders for the redemptions.  From and after the redemption effective date, the Series D Preferred Stock is no longer deemed to be outstanding, and all rights of the holders thereof as stockholders of the Company ceased (other than the right to receive the redemption price from the Company).

On December 24, 2009, the Company issued notices of redemption to the holders of its outstanding shares of Cumulative, Senior Preferred Stock $100, Series C, $0.10 par value (“the Series C Preferred Stock”), with an effective redemption date of January 11, 2010. From and after the redemption effective date, the Series C Preferred Stock is no longer deemed to be outstanding, and all rights of the holders thereof as stockholders of the Company shall cease (other than the right to receive the redemption price from the Company). The redemption price paid for the Series C Preferred Stock (“the Series C Redemption Price”) was satisfied by delivery to each holder of Series C Preferred Stock of a percentage of the Common Stock of NRDC (“NRDC Common Stock”) then owned by the Company equal to the percentage of the outstanding shares of Series C Preferred Stock owned by such holder, rounded to the nearest whole share. Following payment of the Series C redemption price to all holders of Series C Preferred Stock, the Company does not own any NRDC Common Stock.

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

As of December 31, 2009, through the date of this Form 10-K, the Company has not collected the $2,440,000 note and accrued interest of approximately $644,000 which was due on September 30, 2006 from Statesman. The Company has sent demand and default notices to Statesman but has not received a response to date.  Per the terms of the Pledge Agreement, upon event of default, overdue principal and overdue interest will bear interest, payable upon demand, at a rate of twelve percent (12%) per annum, and the pledged securities may be transferred into the Company’s name, or sold for proceeds to satisfy the obligation and collection costs incurred.  At December 31, 2006, the Company had reserved the receivable balance in full while it continues its collection efforts.

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

On August 13, 2008, the Company granted 50,000 stock options, exercisable at $4.20 per share, to the Company’s Chief Executive Officer under the 2003 Plan. The options granted have a term of 10 years and vest immediately.  On April 30, 2009, the Company granted 50,000 stock options, exercisable at $2.90 per share, to the Company’s Chief Executive Officer under the 2003 Plan.  These options have a term of 10 years and vest immediately.

The fair value of the stock options granted during 2009 and 2008, respectively, under the 2003 Plan was $95,000 and $154,200.  Each stock option award is estimated as of the date of grant using a Black-Scholes option valuation model that uses the assumptions noted below. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of the Company's stock-based compensation was estimated using the Black-Scholes option pricing model which requires highly subjective assumptions including the expected stock price volatility.  The fair value of the Company's stock options was estimated using the following assumptions: no expected dividends, risk free interest rate of 3.16% and 3.94%, expected average life of 8 years and 7 years and an expected stock price volatility of 60% and 62%, for each of the years ended December 31, 2009 and 2008, respectively. The weighted average fair value of options granted was $2.98 during 2009 and $2.98 during 2008.

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

The following is a summary of the status of the Company's options for the years ended December 31, 2009 and 2008:

	Exercise Price Range	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at 1/1/08	$1.35 - 6.27	380,000	$3.08	7.33
Issued	2.60- 4.20	55,000	4.05	10
Exercised, forfeited or expired	1.58- 2.40	(22,500)	2.31	3.75
Outstanding at 12/31/08	$1.35- 6.27	412,500	$2.98	6.21

	Exercise Price Range	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at 1/1/09	$1.35 - 6.27	412,500	$2.98	6.21
Issued	2.90	50,000	2.90	10
Exercised, forfeited or expired	–	-	-	-
Outstanding at 12/31/09	$1.35– 6.27	462,500	$2.98	5.66

Note 9.	Income Taxes

As referred to in Note 1, the Company accounts for income taxes under FASB ASC 740-10, “ Income Taxes”.  The deferred taxes are the result of long-term temporary differences between financial reporting and tax reporting for depreciation, earnings from the Company’s partnership investment in Security Land and the recognition of income tax carryforward items.

At December 31, 2009 and 2008, the Company’s net deferred tax asset, utilizing a 34% effective tax rate, respectively, consists of:

	2009	2008

Deferred tax assets:
Net operating loss carryforward	$2,791,400	$2,210,000
Valuation allowance	-0-	(1,105,000)

Subtotal	$2,791,400	$1,105,000

The valuation allowance was established to reduce the net deferred tax asset to the amount that will more likely than not be realized.  This reduction is necessary due to uncertainty of the Company’s ability to utilize the net operating loss (“NOL”) and tax credit carryforwards before they expire.  The primary income of the Company is derived from its investments in Security Land (Note 3) and MESC Capital (Note 4), and future utilization of the carryforwards against this income cannot be determined with certainty.  As a result, the Company reconsidered the need for a valuation adjustment to the NOL’s.   To analyze the need for a valuation allowance, estimates of future taxable income were made using estimates of continuing income from Security Land and MESC Capital and future general and administrative expenses.  The result of this analysis was that the Company estimates that as of December 31, 2009 and 2008, approximately 100% and 50%, respectively, of the NOL’s will be utilized prior to their expiration.  In making these estimates, the Company was required to make certain assumptions regarding future events in both entities, which are managed by third parties.  The future profitability of Security Land and MESC Capital are dependent on future events outside the control of management; future events often do not occur as anticipated and the deviations from estimated earnings can be material.  The valuation allowances of the deferred tax asset yields a $2,791,400 and $1,105,000 net deferred tax asset, as reflected on the balance sheet at December 31, 2009 and 2008, respectively, for use in future periods.

For regular federal income tax purposes, the Company had remaining net operating loss carryforwards of approximately $8,210,000 and $6,501,000 as of December 31, 2009 and 2008, respectively.  These losses can be carried forward to offset future taxable income and, if not utilized, will expire in varying amounts beginning in 2024.  The Company’s tax returns have not recently been examined by the Internal Revenue Service (“Service”) and there is no assurance that the Service would not attempt to limit the Company’s use of its net operating loss and tax credit carry forwards.

The Company and the general partner of Security Land are in disagreement as to the manner in which taxable income of Security Land is to be allocated pursuant to the partnership agreement and applicable law, and for years 2004 through 2009, the Company has reported taxable income (loss) from Security Land in a manner it believes is proper, but which was different than the manner reported by Security Land.

For the years ended December 31, 2009 and 2008, the tax effect of net operating loss carryforwards  effected the  provision for regular Federal income taxes by a decrease of approximately $1,686,400 and an increase of $140,500, respectively.  At December 31, 2009 and 2008, the Company has provided $177,474 and $30,886, respectively, for  state income taxes.

The provision (benefit) for income taxes is as follows for the years ended December 31:

	2009	2008
Current	$177,474	$30,886
Deferred	(1,686,400)	140,500
	$(1,508,926)	$171,386

The difference between income tax benefits in the financial statements and the tax benefit computed at the applicable statutory rates of 34% at December 31, 2009 and 2008 is as follows:

	2009	2008

Federal expense (benefit) at the statutory rate	34.0%	34.0%
State tax expense	4.8	2.4
Change in valuation allowance	(42.3)	11.0
Benefit of net operating loss carry forward, net	(56.3)	(33.9)
Effective tax rate of income tax expense (benefit)	(59.8)%	13.5%

As of December 31, 2008, approximately $332,800 of state taxes were remitted on the Company’s behalf by its Security Land partnership interest.  These prepaid taxes are included in Other Current Assets on the Balance Sheet as of December 31, 2008.  These prepaid taxes were received by the Company in 2009.

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

Note 11. Basic and Diluted Earnings Per Share

Net income per common share is determined in accordance with  FASB ASC 260, “Earnings per Share”.  Under the provisions of FASB ASC 260, basic net income (loss) per common share is computed by dividing the net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period.  Weighted average common shares include shares of the Company’s stock.  Diluted net income per common share adjusts basic net income per common share for the effects of convertible preferred stock, outstanding stock options and any other potentially dilutive instruments, only in the periods in which such effect is dilutive under the treasury stock method.

A reconciliation of the numerators and denominators of basic and diluted earnings (loss) per share as of December 31, 2009 and 2008 consisted of the following.

	December 31, 2009		December 31, 2008
	Basic	Dilutive	Basic	Dilutive
Weighted average number of shares outstanding	3,468,544	3,468,544	3,467,212	3,467,212

Common Stock equivalent shares
Preferred shares Series D	-	-	-	50,519
Options (treasury share method)	-	137,925	-	264,984

Total weighted average and equivalent shares	3,468,544	3,606,469	3,467,212	3,782,715

Net Income (Loss)	$4,121,053	$4,121,053	(1,445,121)	(1,445,121)
Earnings (loss) per share,
basic and dilutive	$1.19	$1.14	$(.41)	$(.41)

Options to purchase 462,500 and 412,500 shares of common stock at varying prices were outstanding at December 31, 2009 and 2008, respectively.  The options were issued pursuant to the 2003 Stock Incentive Plan, as amended, and expire at varying dates through April 2019.

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period of 150,000 for each year ended December 31, 2009 and 2008, are anti-dilutive and therefore not included in the computation of diluted net income (loss) per common share.

Note 12. Related Party Transactions

In December 2005, the Company’s wholly owned subsidiary, Rustic Crafts, entered into a stipulation of settlement with RCI Wood Products (“RCI”) regarding outstanding indebtedness with RCI. Under this settlement RCI agreed to pay Rustic Crafts the sum of $125,000 with interest at six and one-half percent per annum, payable in thirty-five installments of $1,088 each, commencing in January 2006. In April 2006, RCI defaulted on the note.  The Company had initiated an action for collection against RCI and a personal guarantor on the note.  RCI filed for protection under Chapter 11 of the United States Bankruptcy Code, and the Company received a judgement on the personal guarantee.  In June 2008, the Company sold the note~~s~~ to a collection agency for $1,000 plus 50% of any amounts received less expenses of up to $2,500.  No additional amounts have been received by the Company.

Pursuant to a License Agreement entered into in March 2003, Royalty Management, Inc., which is wholly-owned by Laurence Levy, the Company's President and a director, provides New York City office space, office supplies and services to the Company for $126,000 per year.

During the years ended December 31, 2009 and 2008, the Company incurred directors’ fees of $36,000 and $36,350, respectively, for services rendered.  As of December 31, 2009 and 2008, director fees of $63,000 and $27,000, respectively, are outstanding.

Note 13. Contingencies, Risks and Uncertainties

The Company is subject to numerous contingencies, risks and uncertainties including, but not limited to, the following that could have a severe impact on the Company:

(i)      A default in the Lease or sudden catastrophe to the Security West Building from uninsured acts of God or war could have a materially adverse impact upon the Company's investment in Security Land and Development Company Limited Partnership and, therefore, its financial position and results of operations (See Note 4).

(ii)      On January 20, 2004, a purported derivative and class action lawsuit was filed by two dissident Company shareholders, Edward E. Gatz and Donald D. Graham, in the New Castle County Court of Chancery, Delaware (the "Court"), captioned Gatz, et al. v. Ponsoldt, Sr., et al., (C.A. No. 174-N) naming as defendants certain current and former directors of the Company, Royalty and certain of its affiliates, Statesman and, nominally, the Company (the "Delaware Action").  The complaint alleged various breaches of fiduciary duties by the former directors and Statesman, and that Royalty and its affiliates knowingly participated in certain of the alleged breaches.  In November 2004 the Court dismissed all but one claim alleged in the complaint.  The Company was not a defendant with respect to the sole surviving claim, which related to the 2001 sale of a cache of previously quarried and piled aggregate rock by NRDC to Iron Mountain (the "Aggregate Sale").  On October 16, 2005, the Court dismissed plaintiffs' sole remaining claim for failure to state a claim for relief.  The dismissal was without prejudice and the plaintiffs were given leave to file an amended complaint attacking the Aggregate Sale.

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

(iv) Royalty, an affiliate of the company's management, beneficially owns approximately 60% of the Company's common stock.  As a result, Royalty has the ability to control the outcome of all matters requiring shareholder approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of the Company's assets.

(v) The Company does not expect to pay dividends in the foreseeable future.

(vi) There are many public and private companies that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates.  The Company will be in direct competition with these other companies in its search for business opportunities.  Many of these entities have significantly greater financial and personnel resources than the Company.

(vii) The Company and the general partner of Security Land are in disagreement as to the manner in which taxable income of Security Land is to be allocated pursuant to the partnership agreement and applicable law, and for years 2004 through 2009, the Company reported taxable income (loss) from Security Land in a manner the Company believes is proper, but which was different than the manner reported by Security Land.

Note 14. Simplified Employee Pension – Individual Retirement Account (SEP-IRA)

The Company had adopted a SEP-IRA Plan in 2004.  During the years ended December 31, 2009 and 2008, the Company made contributions of $57,500 and $69,688, respectively, to the SEP-IRA Plan.  The SEP-IRA Plan covers all employees who received compensation from the Company during the year.  Employer contributions are discretionary and determined annually.  In addition, the SEP-IRA Plan allows participants to make elective deferral contributions through payroll deductions.

Note 15. Lease Commitments

Regency has renewed its office space lease through June 30, 2011.  Minimum lease payments are $22,680 for 2009 and 2010, and $11,340 for 2011.  Rent expense was $22,679 and $22,138 for the years ended December 31, 2009 and 2008, respectively.

Note 16. Filing of Going Private Information Statement

On January 28, 2010, our Board of Directors approved an amendment to Regency’s Certificate of Incorporation to effect a 1-for-100 reverse split (the “Reverse Stock Split”) of Regency’s common stock, to be followed immediately by an amendment to Regency’s certificate of incorporation to effect a 100-for-1 forward stock split (the “Forward Stock Split”) of Regency’s common stock, which we expect will result in a reduction of the number of common stockholders of record of the Company to fewer than 300.   This will permit us to discontinue the filing of annual reports and other filings with the SEC.  The Reverse Stock Split and the Forward Stock Split were approved by the written consent in lieu of a meeting, dated February 26, 2010, of holders of a majority of our issued and outstanding common stock.

On March 1, 2010, the Company filed with the SEC a Schedule 13e-3 Transaction Statement and an Information Statement on Schedule 14C with respect to the Reverse Stock Split and the Forward Stock Split. Once the Schedule 13E-3 Transaction Statement and Information Statement on Schedule 14C are approved in a definitive form by the SEC, we will mail copies to our stockholders.  We currently intend to effect the Reverse Stock Split and Forward Stock Split as soon as possible after such distribution.

Note 17. New Accounting Standards

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements (an amendment of ARB No. 51)”, currently FASB ASC 810.  FASB ASC 810 establishes accounting and reporting standards designed to improve the relevance, comparability and transparency of the financial information provided in a reporting entity’s consolidated financial statements.  FASB ASC 810 requires that ownership interests in subsidiaries held by parties, other than the parent, to be clearly identified, labeled and presented in the consolidated balance sheet within the equity, but separate from the parent’s equity; net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations; changes in the parent’s ownership interest to be accounted for as equity transactions, if a subsidiary is deconsolidated and any retained noncontrolling equity investment to be measured at fair value; and that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and noncontrolling owners.

FASB ASC 810 is effective for fiscal years and interim periods beginning on or after December 15, 2008.  During 2009, the Company has evaluated the effects of FASB ASC 810 and has determined the minority interests of 20% of NRDC and 25% of IMR that would be effected by this statement are immaterial to the financial statements taken as a whole.  Subsequently, the Company’s ownership of 80% of NRDC has been distributed to the Preferred Series C shareholders in January 2010; IMR is an inactive entity.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition ) (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendment eliminates the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 to have a material impact on the Company’s results of operations or financial condition.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC 820 to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirements for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance is effective for interim and annual financial periods beginning after December 15, 2009. ASU 2010-06 is not expected to have a significant effect on the Company’s financial statements.

Note 18. Subsequent Events

Effective January 11, 2010, the Company redeemed all of its outstanding Series C Preferred Stock.  From and after the effective date of such redemption, the Series C Preferred Stock was no longer deemed to be outstanding, and all rights of the holders thereof as stockholders of the Company ceased (other than the right to receive the redemption price from the Company).  The Redemption Price paid for the Series C preferred stock was satisfied by delivery to each holder of Series C Preferred Stock of a percentage of the NRDC Common Stock then owned by the Company equal to the percentage of the outstanding shares of Series C preferred stock owned by such holder, rounded to the nearest whole share.  Following payment of the Redemption Price to all holders of Series C Preferred Stock, the Company does not own any NRDC Common Stock.

On January 28, 2010, the Board of Directors of the Company approved an amendment to the Company’s certificate of incorporation to effect a 1-for-100 reverse stock split of the Company’s common stock (the “Reverse Stock Split”) and an amendment to the Company’s certificate of incorporation immediately following the Reverse Stock Split to effect a 100-for-1 forward stock split (the “Forward Stock Split”). On February 26, 2010, this action was also approved by written consent of the holders of a majority of the Company’s issued and outstanding shares of common stock. Stockholders owning fewer than 100 shares of common stock immediately before the effective time of the Reverse Stock Split will no longer own such shares after the effective time of the Reverse Stock Split and, in lieu thereof, will be entitled to received from the Company $6.00 in cash, without interest, for each of such shares of common stock. Based on current stockholders of record, it is estimated that approximately 19,115 shares will be purchased from stockholders (less than 0.5% of Regency’s total outstanding shares), for an aggregate purchase price of approximately $114,690, and that the number of record stockholders of the company will be reduced from approximately 2,501 to approximately 176.

With fewer than 300 stockholders of record expected after these transactions, the Company will be permitted to, and intends to, file for termination of registration of its common stock under the Securities Exchange Act of 1934, as amended. Deregistration is expected to result in significant annual cost savings to the Company, however would result in the Company no longer being subject to disclosure and other requirements under the federal securities laws that are applicable to public reporting companies. Accordingly, stockholders of the Company would likely receive less frequent information after deregistration than as a public reporting company. In addition, deregistration could negatively affect stockholders’ ability to buy or sell the Company’s common stock in the public markets.